Form 10-Q
period 2020-09-30
NextGen Acquisition Corp
filed 2020-11-20
CIK 1819493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

NextGen Acquisition Corporation

(Exact name of registrant as specified in its charter)

Cayman Islands	001-39598	98-1550505
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

2255 Glades Road, Suite 324A
Boca Raton, FL	33431
(Address of principal executive offices)	(Zip Code)

(561) 208-8860

(Registrant’s telephone number, including area code)

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	NGACU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	NGAC	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	NGACW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

As of November 20, 2020, 37,500,000 Class A ordinary shares, par value $0.0001, and 9,375,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

NEXTGEN ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NEXTGEN ACQUISITION CORPORATION

UNAUDITED CONDENSED BALANCE SHEET

SEPTEMBER 30, 2020

September 30, 2020
(unaudited)
Assets:
Current assets:
Cash	$154,434
Prepaid expenses	7,289
Total current assets	161,723
Deferred offering costs associated with initial public offering	361,819
Total Assets	$523,542

Liabilities and Shareholder’s Equity:
Current liabilities:
Accounts payable	$2,654
Accrued expenses	219,250
Note payable - related party	300,000
Total current liabilities	521,904

Commitments and contingencies

Shareholder’s Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,062,500 shares issued and outstanding (1)	1,006
Additional paid-in capital	23,994
Accumulated deficit	(23,362)
Total shareholder’s equity	1,638
Total Liabilities and Shareholder’s Equity	$523,542

(1)	This number includes up to 1,312,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On November 17, 2020, the underwriters partially exercised the over-allotment option to purchase an additional 2,500,000 Units and forfeited the remaining option; thus, 687,500 shares of Class B common stock were forfeited (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTGEN ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 29, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

General and administrative expenses	$23,365
Loss from operations	(23,365)
Interest income from operating account	3
Net loss	$(23,362)

Weighted average shares outstanding, basic and diluted (1)	8,750,000

Basic and diluted net loss per share	$(0.00)

(1)	This number excludes an aggregate of up to 1,312,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On November 17, 2020, the underwriters partially exercised the over-allotment option to purchase an additional 2,500,000 Units and forfeited the remaining option; thus, 687,500 shares of Class B common stock were forfeited (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTGEN ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

FOR THE PERIOD FROM JULY 29, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - July 29, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor (1)	-	-	10,062,500	1,006	23,994	-	25,000
Net loss (unaudited)	-	-	-	-	-	(23,362)	(23,362)
Balance - September 30, 2020 (unaudited)	-	$-	10,062,500	$1,006	$23,994	$(23,362)	$1,638

(1)	This number includes up to 1,312,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On November 17, 2020, the underwriters partially exercised the over-allotment option to purchase an additional 2,500,000 Units and forfeited the remaining option; thus, 687,500 shares of Class B common stock were forfeited (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTGEN ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 29, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

Cash Flows from Operating Activities:
Net loss	$(23,362)
Changes in operating assets and liabilities:
Prepaid expenses	17,711
Accounts payable	654
Net cash used in operating activities	(4,997)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	300,000
Deferred offering costs paid	(140,569)
Net cash provided by financing activities	159,431

Net increase in cash	154,434
Cash - beginning of the period	-
Cash - ending of the period	$154,434

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accrued expenses	$219,250
Deferred offering costs included in accounts payable	$2,000
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTGEN ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1—Description of Organization, Business Operations and Basis of Presentation

NextGen Acquisition Corporation (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on July 29, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from July 29, 2020 (inception) through September 30, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”) and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is NextGen Sponsor LLC, a Cayman Island exempted company (“Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on October 6, 2020. On October 9, 2020, the Company consummated its Initial Public Offering of 35,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $350.0 million, and incurring offering costs of approximately $19.8 million, inclusive of approximately $12.3 million in deferred underwriting commissions (Note 6). On November 13, 2020, the underwriters partially exercised the over-allotment option and on November 17, 2020, purchased an additional 2,500,000 Units (the “Over-Allotment Units”), generating gross proceeds of $25.0 million, and incurred additional offering costs of approximately $1.4 million in underwriting fees (inclusive of $875,000 in deferred underwriting fees) (the “Over-Allotment”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 6,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $9.0 million (Note 4). Simultaneously with the closing of the Over-Allotment on November 17, 2020, the Company consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 333,334 Private Placement Warrants by the Sponsor, generating gross proceeds to the Company of $500,000.

Upon the closing of the Initial Public Offering, the Over-Allotment and the Private Placement, $375.0 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering, the Over-Allotment and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the amount of any deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended, or the Investment Company Act.

NEXTGEN ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its holders of Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

Notwithstanding the foregoing, the Company’s Amended and Restated Memorandum and Articles of Association provides for a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s Sponsor, executive officers and directors agreed not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to provide for the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or October 9, 2022, (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

NEXTGEN ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the period from July 29, 2020 (inception) through September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on October 9, 2020 and October 7, 2020, respectively.

NEXTGEN ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Risk and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results of operations, financial position and cash flows may be materially adversely affected. Additionally, the Company’s ability to complete an Initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an Initial Business Combination in a timely manner. The Company’s ability to consummate an Initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn.

Liquidity and Capital Resources

As of September 30, 2020, the Company had approximately $154,000 in its operating bank account and working capital deficit of approximately $360,000.

Prior to September 30, 2020, the Company’s liquidity needs were satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares (as defined below) and the loan under the Note from the Sponsor of $300,000 (see Note 5) to the Company. Subsequent to September 30, 2020, the Company’s liquidity needs had been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on October 8, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and Initial Shareholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). To date, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

NEXTGEN ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such accounts.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statement with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Deferred Offering Costs Associated with the Initial Public Offering

Deferred offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering and that were charged to shareholder’s equity upon the completion of the Initial Public Offering on October 9, 2020.

Income Taxes

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

NEXTGEN ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares at September 30, 2020 were reduced for the effect of an aggregate of 1,312,500 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 6). On November 17, 2020, the underwriters partially exercised the over-allotment option to purchase as additional 2,500,000 Units and forfeited the remaining option; thus, an aggregate of 687,500 shares of Class B ordinary shares were forfeited accordingly. At September 30, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncement if currently adopted would have a material effect on the Company’s financial statements.

Note 3—Initial Public Offering

On October 9, 2020, the Company consummated its Initial Public Offering of 35,000,000 Units, at $10.00 per Unit, generating gross proceeds of $350.0 million, and incurring offering costs of approximately $19.8 million, inclusive of approximately $12.3 million in deferred underwriting commissions. On November 13, 2020, the underwriters partially exercised the over-allotment option and on November 17, 2020, purchased an additional 2,500,000 Over-Allotment Units, generating gross proceeds of $25.0 million, and incurred additional offering costs of approximately $1.4 million in underwriting fees (inclusive of $875,000 in deferred underwriting fees).

Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

Note 4—Private Placement

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 6,000,000 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $9.0 million. Simultaneously with the closing of the Over-allotment on November 17, 2020, the Company consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 333,334 Private Placement Warrants by the Sponsor, generating gross proceeds to the Company of $500,000.

Each whole Private Placement Warrant is exercisable for one whole share of Class A ordinary shares at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

NEXTGEN ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5—Related Party Transactions

Founder Shares

On July 31, 2020, the Sponsor paid an aggregate of $25,000 to cover for certain expenses on behalf of the Company in exchange for issuance of 10,062,500 Class B ordinary shares (the “Founder Shares”). The holders of the Founder Shares agreed to forfeit up to an aggregate of 1,312,500 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional units is not exercised in full by the underwriters, so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On November 17, 2020, the underwriters partially exercised the over-allotment option to purchase as additional 2,500,000 Units and forfeited the remaining option; thus, an aggregate of 687,500 shares of Class B ordinary shares were forfeited accordingly.

The Initial Shareholders agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (A) one year after the completion of the initial Business Combination; and (B) subsequent to the initial Business Combination (x) if the last reported sale price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Related Party Loans

On July 31, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. As of September 30, 2020, the Company borrowed $300,000 under the Note and fully repaid on October 8, 2020.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2020, the Company had no borrowings under the Working Capital Loans.

Note 6—Commitments and Contingencies

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration and shareholder rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of this prospectus to purchase up to 5,250,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. On November 13, 2020, the underwriters partially exercised the over-allotment option and on November 17, 2020, purchased an additional 2,500,000 Over-Allotment Units.

NEXTGEN ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $7.00 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or $12.25 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

In connection with the consummation of the Over-Allotment on November 17, 2020, the underwriters were entitled to an additional fee of $500,000 paid upon closing, and $875,000 in deferred underwriting commissions.

Deferred Legal Fees

The Company’s legal counsel agreed to defer their fees in excess of $250,000 until the consummation of the Company’s initial Business Combination. In the event, either (x) the initial Business Combination is not consummated within two years of the Initial Public Offering and the proceeds of the Initial Public Offering are returned to investors, or (y) the legal counsel declined to represent the Company in the initial Business Combination due to a conflict, the legal counsel will write off such deferred amounts.

The deferred amount is an unrecognized contingent liability, as closing of a potential business combination was not considered probable as of September 30, 2020. As of September 30, 2020, there was no deferred legal fees.

Note 7—Shareholder’s Equity

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At September 30, 2020, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On September 21, 2020, the Company issued 10,062,500 Class B ordinary shares, including an aggregate of up to 1,312,500 Class B ordinary shares that are subject to forfeiture, to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Initial Shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On November 17, 2020, the underwriters partially exercised the over-allotment option to purchase as additional 2,500,000 Units and forfeited the remaining option; thus, an aggregate of 687,500 shares of Class B ordinary shares were forfeited accordingly.

Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders, except as required by law. Each ordinary share will have one vote on all such matters.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of the initial Business Combination, the ratio at which the Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of all ordinary shares issued and outstanding upon the completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.

NEXTGEN ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2020, there were no preference shares issued or outstanding.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed; provided that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, requires holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement.

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described under “Redemption of warrants for cash when the price per Class A ordinary share equals or exceeds $18.00” and “Redemption of warrants for Class A ordinary shares when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described under the caption “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the Initial Shareholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Redemption of warrants for cash when the price per Class A ordinary share equals or exceeds $18.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

NEXTGEN ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the last reported sale price of Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and the like).

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period. If and when the warrants become redeemable by the Company, it may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of warrants for Class A ordinary shares when the price per Class A ordinary share equals or exceeds $10.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants (including both Public Warrants and Private Placement Warrants):

●	in whole and not in part;

●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A ordinary shares;

●	if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like); and

●	if the Reference Value is less than $18.00 per share (as adjusted), the Private Placement Warrants must also concurrently be called for redemption on the same terms as the outstanding Public Warrants, as described above.

The “fair market value” of Class A ordinary shares shall mean the average reported last sale price of Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 8—Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date that the financial statements were issued require potential adjustment to or disclosure in the financial statement and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to NextGen Acquisition Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on July 29, 2020 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”). Our Sponsor is NextGen Sponsor LLC, a Cayman Island exempted company.

The registration statement for our Initial Public Offering was declared effective on October 6, 2020. On October 9, 2020, we consummated the Initial Public Offering of 35,000,000 Units, at $10.00 per Unit, generating gross proceeds of $350.0 million, and incurring offering costs of approximately $19.8 million, inclusive of approximately $12.3 million in deferred underwriting commissions. On November 13, 2020, the underwriters partially exercised the over-allotment option and on November 17, 2020, purchased an additional 2,500,000 Over-Allotment Units, generating gross proceeds of $25.0 million, and incurred additional offering costs of approximately $1.4 million in underwriting fees (inclusive of approximately $875,000 in deferred underwriting fees).

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement of 6,000,000 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant with our Sponsor, generating gross proceeds of $9.0 million. Simultaneously with the closing of the Over-allotment on November 17, 2020, the Company consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 333,334 Private Placement Warrants by the Sponsor, generating gross proceeds to the Company of $500,000.

Upon the closing of the Initial Public Offering, the Over-Allotment and the Private Placement, $375.0 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement were placed in a Trust Account with Continental Stock Transfer & Trust Company acting as trustee and invested in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or October 9, 2022, we will (i) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

Our entire activity from July 29, 2020 (inception) through September 30, 2020 was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the period from July 29, 2020 (inception) through September 30, 2020, we had a loss of approximately $23,000, which consisted mainly of general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2020, we had approximately $154,000 in its operating bank account and working capital deficit of approximately $360,000.

Prior to September 30, 2020, our liquidity needs were satisfied through a payment of $25,000 from our Sponsor to cover certain expenses on behalf of us in exchange for the issuance of the Founder Shares and the loan under the Note from our Sponsor of $300,000 to us. Subsequent to September 30, 2020, our liquidity needs had been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on October 8, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, our officers, directors and Initial Shareholders may, but are not obligated to, provide us Working Capital Loans. To date, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes in our critical accounting policies as discussed in the Form 8-K and the final prospectus filed by us with the SEC on October 15, 2020 and October 7, 2020, respectively.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period from July 29, 2020 (inception) through September 30, 2020, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s most recent prospectus for the Initial Public Offering as filed with the SEC on October 7, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Unregistered Sales

On July 31, 2020, the Sponsor paid an aggregate of $25,000 to cover for certain expenses on behalf of the Company in exchange for issuance of 10,062,500 Class B ordinary shares (the “Founder Shares”). The holders of the Founder Shares agreed to forfeit up to an aggregate of 1,312,500 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional units is not exercised in full by the underwriters, so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On November 17, 2020, the underwriters partially exercised the over-allotment option to purchase as additional 2,500,000 Units and forfeited the remaining option; thus, an aggregate of 687,500 shares of Class B ordinary shares were forfeited accordingly. Such securities were issued in connection with the Company’s organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On October 9, 2020, our Sponsor purchased 6,000,000 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $9.0 million, in a private placement that closed simultaneously with the closing of the Initial Public Offering. Simultaneously with the closing of the Over-allotment on November 17, 2020, we consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 333,334 Private Placement Warrants by our Sponsor, generating gross proceeds to the Company of $500,000. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds

On October 9, 2020, we consummated the Initial Public Offering of 35,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $350.0 million, and incurring offering costs of approximately $19.8 million, inclusive of approximately $12.3 million in deferred underwriting commissions. On November 13, 2020, the underwriters partially exercised the over-allotment option and on November 17, 2020, purchased an additional 2,500,000 Over-Allotment Units, generating gross proceeds of $25.0 million, and incurred additional offering costs of approximately $1.4 million in underwriting fees (inclusive of $875,000 in deferred underwriting fees).

In connection with the Initial Public Offering and the Over-Allotment, we incurred offering costs of approximately $21.1 million, inclusive of approximately $13.1 million in deferred underwriting commissions. Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the Initial Business Combination, if consummated) and the Initial Public Offering expenses, $375.0 million of the net proceeds from our Initial Public Offering and certain of the proceeds from the private placement of the Private Placement Warrants (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Quarterly Report on Form 10-Q.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

1.1	Underwriting Agreement, dated October 6, 2020, among the Company, Goldman Sachs & Co. LLC and Credit Suisse Securities (USA) LLC. (1)

3.1	Amended and Restated Memorandum and Articles of Association of the Company.(1)

4.1	Warrant Agreement, dated October 6, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.(1)

10.1	Letter Agreement, dated October 6, 2020, among the Company, the Sponsor and the Company’s officers and directors.(1)

10.2	Investment Management Trust Agreement, dated October 6, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee.(1)

10.3	Registration Rights Agreement, dated October 6, 2020, among the Company, the Sponsor and certain other security holders named therein.(1)

10.4	Administrative Services Agreement, dated October 6, 2020, between the Company and an affiliate of the Sponsor.(1)

10.5	Sponsor Warrants Purchase Agreement, dated October 6, 2020, between the Company and the Sponsor.(1)

10.6	Indemnity Agreement, dated October 6, 2020, between the Company and George N. Mattson.(1)

10.7	Indemnity Agreement, dated October 6, 2020, between the Company and Gregory L. Summe.(1)

10.8	Indemnity Agreement, dated October 6, 2020, between the Company and Patrick T. Ford.(1)

10.9	Indemnity Agreement, dated October 6, 2020, between the Company and S. Sara Mathew.(1)

10.10	Indemnity Agreement, dated October 6, 2020, between the Company and Jeffery M. Moslow.(1)

10.11	Indemnity Agreement, dated October 6, 2020, between the Company and Josef Von Rickenbach.(1)

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 9, 2020 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 20th day of November, 2020.

NEXTGEN ACQUISITION CORPORATION

By:	/s/ Patrick T. Ford
Name:	Patrick T. Ford
Title:	Chief Financial Officer and Secretary