Form 10-K/A
period 2020-12-31
NextGen Acquisition Corp
filed 2021-05-14
CIK 1819493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

NextGen Acquisition Corporation
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2020
TABLE OF CONTENTS

i

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to NextGen Acquisition Corporation unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of NextGen Acquisition Corporation for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021 (the “Original Filing”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on October 9, 2020, our warrants were accounted for as equity within our balance sheet. After discussion and evaluation, including with our independent registered public accounting firm and our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on May 12, 2021, our audit committee, in consultation with our management, concluded that our previously issued financial statements as of December 31, 2020 and for the period from July 29, 2020 (inception) through December 31, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for our outstanding warrants to purchase Class A ordinary shares (the “Warrants”) and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with our historical interpretation of the specific provisions within its warrant agreement and our application of ASC 815-40 to the warrant agreement. We reassessed our accounting for the Warrants issued on October 9, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our statement of operations for each reporting period.

The change in accounting for the Warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business, in all of the Affected Periods or in any of the periods included in Item 8, “Financial Statements and Supplementary Data” in this filing. The change in accounting for the Warrants does not impact the amounts previously reported for our cash and cash equivalents, investments held in the trust account, or total cash flows from operations for any of these periods.

We are filing this Amendment No. 1 to include (i) certain restated items on the previously issued balance sheet dated as of October 9, 2020, the date that the IPO closed, that were previously reported on a Current Report on Form 8-K filed with the SEC on October 15, 2020, and (ii) restated financial statements as of December 31, 2020 and for the period from July 29, 2020 through December 31, 2020 that were previously reported on the Original Filing. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9.A. Controls and Procedures

Part IV, Item 15. Exhibits, Financial Statement Schedules

In addition, the Company’s Principal Executive and Principal Financial Officer has provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1 and 32.1).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, including with respect to our recently announced proposed business combination with Xos (as defined below). These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

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

iii

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

Proposed Xos Business Combination

On February 21, 2021, we entered into an Agreement and Plan of Merger, as amended on May 14, 2021 (the “Merger Agreement”) with NextGen, Sky Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of NextGen (“Merger Sub”), and Xos, Inc., a Delaware corporation (“Xos”).

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

For more information about the Merger Agreement and the proposed Xos Business Combination, see our Current Reports on Form 8-K filed with the SEC on February 22, 2021 and on May 14, 2021, and the Xos Disclosure Statement that we will file with the SEC. Unless specifically stated, this Annual Report does not give effect to the proposed Xos Business Combination and does not contain the risks associated with the proposed Xos Business Combination. Such risks and effects relating to the proposed Xos Business Combination will be included in the Xos Disclosure Statement.

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

General Risk Factors

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Following the issuance of the SEC Staff Statement on April 12, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Staff Statement, it was appropriate to restate previously issued and audited financial statements as of December 31, 2020 and for the period from July 29, 2020 (inception) through December 31, 2020.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Amendment No. 1, we have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in October 2020 and the Private Placement Warrants. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, Class A ordinary shares subject to possible redemption, accumulated deficit and related financial disclosures for the Affected Periods. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the October 2020 initial public offering and the Private Placement Warrants, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Item 9.A. “Controls and Procedures” included in this Annual Report.

As described in Item 9.A. “Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2020 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weakness in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. If any of these events were to occur, it could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our securities. In addition, we will incur additional costs to remediate material weakness in our internal control over financial reporting, as described in Item 9.A. “Controls and Procedures.”

We can provide no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Our Warrants are accounted for as derivative liabilities with changes in fair value each period included in earnings, which may have an adverse effect on the market price of our securities.

We account for our Warrants as derivative warrant liabilities. At each reporting period, (1) the accounting treatment of the Warrants will be re-evaluated for proper accounting treatment as a liability or equity, and (2) the fair value of the liability of the public warrants and Private Placement Warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Staff Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the period from July 29, 2020 (inception) through December 31, 2020. See “—Our Warrants are accounted for as derivative liabilities with changes in fair value each period included in earnings, which may have an adverse effect on the market price of our securities.” As part of the restatement, we identified a material weakness in our internal control over financial reporting.

As a result of such material weakness, the restatement, the change in accounting for the Warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims involving the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we are not aware of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations, financial condition and reputation or our ability to complete a Business Combination, in a timely manner or at all.

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

In this Amendment No. 1 to the Annual Report on Form 10-K of NextGen Acquisition Corporation for the fiscal year ended December 31, 2020, we are restating our audited financial statements as of December 31, 2020, and for the period from July 29, 2020 (inception) to December 31, 2020.

On April 12, 2021, the SEC Staff issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)”. In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on October 9, 2020, our Warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent registered public accounting firm and our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on May 12, 2021, our audit committee, in consultation with our management, concluded that our previously issued financial statements as of December 31, 2020 and for the period from July 29, 2020 (inception) to December 31, 2020 should be restated because of a misapplication in the guidance around accounting for our outstanding Warrants and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC 815-40. The views expressed in the SEC Staff Statement were not consistent with our historical interpretation of the specific provisions within our warrant agreements and our application of ASC 815-40 to the warrant agreements. We reassessed our accounting for Warrants issued on October 9, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our statement of operations for each reporting period.

Our accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on our previously reported financial position, liquidity position or cash flows.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the classification of our Warrants as components of equity instead of as derivative liabilities.  For more information, see Item 9.A. “Controls and Procedures” included in this Annual Report on Form 10-K.

The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 1, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 to the financial statements included herein.

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

Refer to our Current Reports on Form 8-K, filed with the SEC on February 22, 2021 and May 14, 2021 for additional information.

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

For the period from July 29, 2020 (inception) through December 31, 2020, we had net loss of approximately $6.7 million, which consisted of an approximately $5.5 million loss from changes in the fair value of derivative warrant liabilities, and financing costs – derivative warrant liabilities of approximately $0.9 million, approximately $360,000 in general and administrative costs, including $30,000 of general and administrative costs to a related party, partially offset by net gains from cash equivalents held in Trust Account of approximately $8,000.

As a result of the restatement described in Note 2 to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. For the period from July 29, 2020 (inception) through December 31, 2020, the change in fair value of warrants was an increase of $5.5 million.

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

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

We account for Class A ordinary shares subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, on December 31, 2020, 32,952,414 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the balance sheet.

Net Loss Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period excluding ordinary shares subject to forfeiture. An aggregate of 32,952,414 Class A ordinary shares subject to possible redemption on December 31, 2020 has been excluded from the calculation of basic loss per ordinary share, since such shares, if redeemed, only participate in their pro rata share of the trust earnings. We have not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the Over-Allotment Units) and Private Placement to purchase an aggregate of 18,833,334 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period presented.

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

Derivative Warrant liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 12,500,000 warrants to purchase Class A ordinary shares to investors in our Initial Public Offering and issued 6,333,334 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The estimated fair value of the warrants issued in connection with the Initial Public Offering and Private Placement Warrants initially were and subsequently have been measured using a Monte Carlo simulation model when a listed price in an active market is not available for such warrants. Beginning in December 2020, the fair value of warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

None.

Item 9.A. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon his evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting described below in “—Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Except as noted below, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K had not yet been identified.

Our internal control over financial reporting did not result in the proper classification of our Warrants. Since issuance on October 9, 2020, our Warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent registered public accounting firm, we have concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.  The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the Initial Public Offering and the Private Placement Warrants, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information available to us on March 26, 2021 with respect to our ordinary shares held by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●	each of our directors and officers that beneficially owns ordinary shares; and

●	all our directors and officers as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these are not exercisable within 60 days of March 26, 2021.

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

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report: Financial Statements: See “Item 8. Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report.

No.	Description of Exhibit
3.1(1)	Amended and Restated Memorandum and Articles of Association of the Company.
4.1(1)	Warrant Agreement, dated October 6, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.
4.2(2)	Description of the Company’s securities.
10.1(1)	Letter Agreement, dated October 6, 2020, among the Company, the Sponsor and the Company’s officers and directors.
10.2(1)	Investment Management Trust Agreement, dated October 6, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.3(1)	Registration Rights Agreement, dated October 6, 2020, among the Company, the Sponsor and certain other security holders named therein.
10.4(1)	Administrative Services Agreement, dated October 6, 2020, between the Company and an affiliate of the Sponsor.
10.5(1)	Sponsor Warrants Purchase Agreement, dated October 6, 2020, between the Company and the Sponsor.
10.6(1)	Indemnity Agreement, dated October 6, 2020, between the Company and George N. Mattson.
10.7(1)	Indemnity Agreement, dated October 6, 2020, between the Company and Gregory L. Summe.
10.8(1)	Indemnity Agreement, dated October 6, 2020, between the Company and Patrick T. Ford.
10.9(1)	Indemnity Agreement, dated October 6, 2020, between the Company and S. Sara Mathew.
10.10(1)	Indemnity Agreement, dated October 6, 2020, between the Company and Jeffery M. Moslow.
10.11(1)	Indemnity Agreement, dated October 6, 2020, between the Company and Josef Von Rickenbach.
10.12(2)	Promissory Note, dated March 29, 2021, between the Company and the Sponsor.
10.13(3)	Agreement and Plan of Merger, dated as of February 21, 2021
10.14(3)	Form of Subscription Agreements
10.15(3)	Form of Sponsor Support Agreement
10.16(3)	Form of Stockholder Support Agreement
10.17(3)	Form of Lock-Up Agreement
10.18(3)	Form of Amended and Restated Registration Rights Agreement
10.19(4)	Amendment to the Agreement and Plan of Merger, dated as of May 14, 2021
14.01(2)	Code of Ethics and Business Conduct of NextGen Acquisition Corporation.
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

(1)  Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 9, 2020

(2)  Incorporated by reference to the Initial 10-K filed on March 31, 2021

(3)  Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 21, 2021

(4)  Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 14, 2021

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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated for the accounting and related disclosure of the warrants.

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

Houston, Texas

March 31, 2021, except for the effects of the restatement discussed in Notes 2 and 10 as to which the date is May 14, 2021

NEXTGEN ACQUISITION CORPORATION
BALANCE SHEET
As Restated – See Note 2
December 31, 2020

Assets:
Current assets:
Cash	$821,331
Prepaid expenses	443,165
Total current assets	1,264,496
Investments held in Trust Account	375,007,974
Total Assets	$376,272,470

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$5,497
Accrued expenses	117,238
Total current liabilities	122,735
Derivative warrant liabilities	28,500,590
Deferred underwriting commissions in connection with the initial public offering	13,125,000
Total liabilities	41,748,325

Commitments and Contingencies

Class A ordinary shares subject to possible redemption; 32,952,414 shares at $10.00 per share	329,524,140

Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,547,586 shares issued and outstanding (excluding 32,952,414 shares subject to possible redemption)	455
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 9,375,000 shares issued and outstanding	937
Additional paid-in capital	11,672,764
Accumulated deficit	(6,674,151)
Total shareholders’ equity	5,000,005
Total Liabilities and Shareholders’ Equity	$376,272,470

The accompanying notes are an integral part of these financial statements.

NEXTGEN ACQUISITION CORPORATION
STATEMENT OF OPERATIONS
As Restated – See Note 2
FOR THE PERIOD FROM JULY 29, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Operating expenses
General and administrative expenses	$330,420
General and administrative expenses - related party	30,000
Total operating expenses	(360,420)
Other (expense) income:
Change in fair value of derivative warrant liabilities	(5,458,920)
Financing cost - derivative warrant liabilities	(862,785)
Net gain from cash equivalents held in Trust Account	7,974
Net loss	$(6,674,151)

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	32,831,343

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$-

Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted	11,002,709

Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.61)

The accompanying notes are an integral part of these financial statements.

NEXTGEN ACQUISITION CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
As Restated – See Note 2
FOR THE PERIOD FROM JULY 29, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - July 29, 2020 (inception)	-	$-	-	$-	-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	10,062,500	1,006	23,994	-	25,000
Sale of units in initial public offering, less derivative liabilities for public warrants	37,500,000	3,750	-	-	359,871,250	-	359,875,000
Offering costs	-	-	-	-	(20,285,036)	-	(20,285,036)
Excess cash received over the fair value of the private warrants	-	-	-	-	1,583,332	-	1,583,332
Shares subject to possible redemption	(32,952,414)	(3,295)	-	-	(329,520,845)	-	(329,524,140)
Forfeiture of Class B shares	-	-	(687,500)	(69)	69	-	-
Net loss	-	-	-	-	-	(6,674,151)	(6,674,151)
Balance - December 31, 2020	4,547,586	$455	9,375,000	$937	11,672,764	$(6,674,151)	$5,000,005

The accompanying notes are an integral part of these financial statements.

NEXTGEN ACQUISITION CORPORATION
STATEMENT OF CASH FLOWS
As Restated – See Note 2
FOR THE PERIOD FROM JULY 29, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(6,674,151)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	25,000
Net gain from investments held in Trust Account	(7,974)
Change in fair value of derivative warrant liabilities	5,458,920
Financing cost - derivative warrant liabilities	862,785
Changes in operating assets and liabilities:
Prepaid expenses	(443,165)
Accounts payable	5,497
Accrued expenses	47,238
Net cash used in operating activities	(725,850)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(375,000,000)
Net cash used in investing activities	(375,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	300,000
Repayment of note payable to related party	(300,000)
Proceeds received from initial public offering, gross	375,000,000
Proceeds received from private placement	9,500,002
Offering costs paid	(7,952,821)
Net cash provided by financing activities	376,547,181

Net increase in cash	821,331

Cash - beginning of the period	-
Cash - ending of the period	$821,331

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$70,000
Deferred underwriting commissions in connection with the initial public offering	$13,125,000
Initial value of Class A ordinary share subject to possible redemption	$312,603,060
Change in value of Class A ordinary share subject to possible redemption	$16,921,080

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

The Company’s sponsor is NextGen Sponsor LLC, a Cayman Island exempted company (“Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on October 6, 2020. On October 9, 2020, the Company consummated its Initial Public Offering of 35,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $350.0 million, and incurring offering costs of approximately $19.8 million, inclusive of approximately $12.3 million in deferred underwriting commissions (Note 7). On November 13, 2020, the underwriters partially exercised the over-allotment option and on November 17, 2020, purchased an additional 2,500,000 Units (the “Over-Allotment Units”), generating gross proceeds of $25.0 million, and incurred additional offering costs of approximately $1.4 million in underwriting fees (inclusive of $875,000 in deferred underwriting fees) (the “Over-Allotment”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 6,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $9.0 million (Note 5). Simultaneously with the closing of the Over-Allotment on November 17, 2020, the Company consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 333,334 Private Placement Warrants by the Sponsor, generating gross proceeds to the Company of $500,000.

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

The Company will provide its holders of Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). These Public Shares are recognized at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars, in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC.

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements as of December 31, 2020, and for the period from July 29, 2020 (inception) through December 31, 2020 (collectively, the “Affected Periods”), are restated in the Annual Report on Form 10-K/A (Amendment No. 1) (the “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited and unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and unaudited condensed financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

Liquidity and Capital Resources

As of December 31, 2020, the Company had approximately $821,000 in its operating bank account and working capital of approximately $1.2 million. To date, the Company’s liquidity needs were satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares (as defined below), the loan under the Note from the Sponsor of $300,000 (see Note 6) to the Company and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on October 8, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and Initial Shareholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 6).

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

Note 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On May 12, 2021, the audit committee of the Company, in consultation with management, concluded that, because of a misapplication of the accounting guidance related to its Public Warrants and Private Placement Warrants to purchase Class A ordinary shares that the Company issued in October 2020 (collectively the “Warrants”), the Company’s previously issued financial statements for the Affected Periods should no longer be relied upon.  As such, the Company is restating its financial statements for the Affected Periods included in this Annual Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on October 9, 2020, the Company’s Warrants were accounted for as equity within the Company’s previously reported balance sheets. After discussion and evaluation, including with the Company’s independent registered public accounting firm and the Company’s audit committee, management concluded that the Warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for the Warrants, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company’s statement of operations each reporting period.

Therefore, the Company, in consultation with its audit committee, concluded that its previously issued financial statements as of December 31, 2020 and for the period from July 29, 2020 (inception) through December 31, 2020, should be restated because of a misapplication in the guidance around accounting for the Warrants and should no longer be relied upon.

Impact of the Restatement

The impact of the restatement on the balance sheets, statements of operations and statements of cash flows for the Affected Periods is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Balance Sheet
Total assets	$376,272,470	$-	$376,272,470
Liabilities and Shareholders’ Equity
Total current liabilities	$122,735	$-	$122,735
Deferred underwriting commissions	13,125,000	-	13,125,000
Derivative warrant liabilities	-	28,500,590	28,500,590
Total liabilities	13,247,735	28,500,590	41,748,325
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	358,024,730	(28,500,590)	329,524,140
Shareholders’ equity
Preference shares - $0.0001 par value	-	-	-
Class A ordinary shares - $0.0001 par value	170	285	455
Class B ordinary shares - $0.0001 par value	937		937
Additional paid-in-capital	5,351,344	6,321,420	11,672,764
Accumulated deficit	(352,446)	(6,321,705)	(6,674,151)
Total shareholders’ equity	5,000,005	-	5,000,005
Total liabilities and shareholders’ equity	$376,272,470	-	$376,272,470

	Period From July 29, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Statement of Operations and Comprehensive Loss
Loss from operations	$(360,420)	$-	$(360,420)
Other (expense) income:
Change in fair value of derivative warrant liabilities	-	(5,458,920)	(5,458,920)
Financing cost - derivative warrant liabilities		(862,785)	(862,785)
Net gain from cash equivalents held in Trust Account	7,974	-	7,974
Total other (expense) income	7,974	(6,321,705)	(6,313,731)
Net loss	$(352,446)	$(6,321,705)	$(6,674,151)

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	35,001,205	(2,169,862)	32,831,343
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$-	-	$-
Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted	9,819,148	1,183,561	11,002,709
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.04)	$(0.57)	$(0.61)

	Period From July 29, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Statement of Cash Flows
Net loss	$(352,446)	$(6,321,705)	$(6,674,151)
Adjustment to reconcile net loss to net cash used in operating activities	(373,404)	5,458,920	5,085,516
Net cash used in operating activities	(725,850)	-	(725,850)
Net cash used in investing activities	(375,000,000)	-	(375,000,000)
Net cash provided by financing activities	376,547,181	-	376,547,181
Net change in cash	$821,331	$-	$821,331

In addition, the impact to the balance sheet dated October 9, 2020, filed on Form 8-K on October 15, 2020 related to the impact of accounting for the Warrants as liabilities at fair value resulted in a $21.6 million increase to the derivative warrant liabilities line item as of October 9, 2020 and offsetting decrease to the Class A ordinary shares subject to possible redemption mezzanine equity line item. There is no change to total shareholders’ equity at the reported balance sheet date.

	As of October 9, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Balance Sheet
Total assets	$351,797,538	$-	$351,797,538
Liabilities and shareholders’ equity
Total current liabilities	$327,799	$-	$327,799
Deferred underwriting commissions	12,250,000	-	12,250,000
Derivative warrant liabilities	-	21,616,670	21,616,670
Total liabilities	12,577,799	21,616,670	34,194,469
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	334,219,730	(21,616,670)	312,603,060
Shareholders’ equity
Preference shares - $0.0001 par value	-	-	-
Class A ordinary shares - $0.0001 par value	158	216	374
Class B ordinary shares - $0.0001 par value	1,006	-	1,006
Additional paid-in-capital	5,038,954	806,726	5,845,680
Accumulated deficit	(40,109)	(806,942)	(847,051)
Total shareholders’ equity	5,000,009	-	5,000,009
Total liabilities and shareholders’ equity	$351,797,538	-	$351,797,538

Note 3—Summary of Significant Accounting Policies

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to shareholders’ equity upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $0.9 million is included in financing cost - derivative warrant liabilities in the statement of operations and $20.3 million is included in shareholders’ equity.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, on December 31, 2020, 32,952,414 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Derivative Warrant liabilities

The Company does not use derivative instruments to hedge its exposures to cash flow, market, or foreign currency risks. Management evaluates all of the Company’s financial instruments, including issued warrants to purchase its Class A ordinary shares, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company issued 12,500,000 warrants to purchase Class A ordinary shares to investors in the Company’s Initial Public Offering and simultaneously issued 6,333,334 Private Placement Warrants. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The estimated fair value of the warrants issued in connection with the Initial Public Offering and Private Placement Warrants initially were and subsequently have been measured using a Monte Carlo simulation model when a listed price in an active market is not available for such warrants. Beginning in December 2020, the fair value of warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period excluding ordinary shares subject to forfeiture. An aggregate of 32,952,414 Class A ordinary shares subject to possible redemption on December 31, 2020 has been excluded from the calculation of basic loss per ordinary share, since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the Over-Allotment Units) and Private Placement to purchase an aggregate of 18,833,334 shares of the Company’s ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events.

The Company’s net loss is adjusted for the portion of income (loss) that is attributable to Class A ordinary shares subject to redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

For the Period From July 29, 2020 (inception) through December 31, 2020
Class A ordinary shares subject to possible redemption
Numerator:
Net gain from investments held in Trust Account	$7,007
Net income attributable to Class A ordinary shares subject to possible redemption	$7,007
Denominator:
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	32,831,343
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.00

Non-redeemable ordinary shares
Numerator:
Net loss	$(6,674,151)
Less: Net income attributable to Class A ordinary shares subject to possible redemption	7,007
Net loss attributable to non-redeemable ordinary shares	$(6,681,158)
Denominator:
Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted	11,002,709
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.61)

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s financial statements.

Note 4—Initial Public Offering

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

Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 8).

Note 5—Private Placement

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

Note 6—Related Party Transactions

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

Note 7—Commitments and Contingencies

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

Note 8 - Warrants

The Company issued 12,500,000 warrants to purchase Class A ordinary shares to investors in the Company’s Initial Public Offering and simultaneously issued 6,333,334 Private Placement Warrants.

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

Note 9—Shareholders’ Equity

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. On December 31, 2020, there were 37,500,000 Class A ordinary shares issued or outstanding, including 32,952,414 Class A ordinary shares subject to possible redemption.

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

Note 10—Fair Value Measurements

The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative warrant liabilities Public Warrants (Restated)	$18,683,920	$-	$-	$18,683,920
Derivative warrant liabilities Private Warrants (Restated)	$-	$-	$9,816,670	$9,816,670
Total fair value	$18,683,920	$-	$9,816,670	$28,500,590

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in December 2020, when the Public Warrants were separately listed and traded in an active market.

The estimated fair value of the warrants issued in connection with the Initial Public Offering and Private Placement Warrants have initially and subsequently been measured using a Monte Carlo simulation model when a listed price in an active market is not available for such warrants. Beginning in December 2020, the fair value of warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. For the period from July 29, 2020 (inception) through December 31, 2020, the Company recognized an unrealized loss resulting from an increase in the fair value of liabilities of approximately $5.5 million presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of October 09, 2020	As of December 31, 2020
Exercise price	11.50	11.50
Stock Price	9.60	10.07
Option term (in years)	6.67	6.44
Volatility	19.8%	21.0%
Risk-free interest rate	0.52%	0.57%

This reconciles the change in the fair value of the derivative warrant liabilities using Level 3 inputs for the period from July 29, 2020 (inception) through December 31, 2020:

Level 3 - Derivatrive warrant liabilities at July 29, 2020 (inception)	$-
Level 3 - Derivatrive warrant liabilities at September 30, 2020	-
Issuance of Public and Private Warrants	23,041,670
Transfer to Level 1 measurement - Public Warrants	(18,683,920)
Change in fair value of derivative warrant liabilities	5,458,920
Level 3 - Derivative warrant liabilities at December 31, 2020	$9,816,670

Note 11—Subsequent Events

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
Date: May 14, 2021
/s/ George N. Mattson
	By:	George N. Mattson
Co-Chairman and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ George N. Mattson
Name:	George N. Mattson
Title:	Co-Chairman and Director
Date:	May 14, 2021

/s/ Gregory L. Summe
Name:	Gregory L. Summe
Title:	Co-Chairman and Director
Date:	May 14, 2021

/s/ Patrick T. Ford
Name:	Patrick T. Ford
Title:	Chief Financial Officer and Secretary (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date:	May 14, 2021

/s/ S. Sara Mathew
Name:	S. Sara Mathew
Title:	Director
Date:	May 14, 2021

/s/ Jeffrey M. Moslow
Name:	Jeffrey M. Moslow
Title:	Director
Date:	May 14, 2021

/s/ Josef H. von Rickenbach
Name:	Josef H. von Rickenbach
Title:	Director
Date:	May 14, 2021