Form 10-Q
period 2021-03-31
NextGen Acquisition Corp
filed 2021-05-26
CIK 1819493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 26, 2021, 37,500,000 Class A ordinary shares, par value $0.0001, and 9,375,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

NEXTGEN ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NEXTGEN ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$123,845	$821,331
Prepaid expenses	440,555	443,165
Total current assets	564,400	1,264,496
Investments held in Trust Account	375,017,221	375,007,974
Total Assets	$375,581,621	$376,272,470

Liabilities and Equity:
Current liabilities:
Accounts payable	$119,197	$5,497
Accrued expenses	87,280	117,238
Total current liabilities	206,477	122,735
Derivative warrant liabilities	36,124,190	28,500,590
Deferred underwriting commissions in connection with the initial public offering	13,125,000	13,125,000
Total liabilities	49,455,667	41,748,325

Commitments and Contingencies

Class A ordinary share, $0.0001 par value; 32,112,595 and 32,952,414 shares subject to possible redemption at $10.00 per share as of March 31, 2021 and December 31, 2020, respectively	321,125,950	329,524,140

Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 5,387,405 and 4,547,586 shares issued and outstanding (excluding 32,112,595 and 32,952,414 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	539	455
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 9,375,000 shares issued and outstanding as if March 31, 2021 and December 31, 2020	937	937
Additional paid-in capital	20,070,869	11,672,764
Accumulated deficit	(15,072,341)	(6,674,151)
Total Shareholders’ equity	5,000,004	5,000,005
Total Liabilities and Shareholders’ Equity	$375,581,621	$376,272,470

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTGEN ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

Operating expenses
General and administrative expenses	753,838
General and administrative expenses - related party	30,000
Total operating expenses	(783,838)
Other (expense) income:
Change in fair value of derivative warrant liabilities	(7,623,600)
Net gain from cash equivalents held in Trust Account	9,248
Net loss	(8,398,190)

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	32,943,083
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	-
Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted	13,931,917
Basic and diluted net loss per share, non-redeemable ordinary shares	(0.60)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTGEN ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	4,547,586	$455	9,375,000	$937	$11,672,764	$(6,674,151)	$5,000,005
Shares subject to possible redemption	839,819	84			8,398,105		8,398,189
Net loss	-	-	-	-	-	(8,398,190)	(8,398,190)
Balance - March 31, 2021 (unaudited)	5,387,405	$539	9,375,000	$937	$20,070,869	$(15,072,341)	$5,000,004

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTGEN ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

Cash Flows from Operating Activities:
Net loss	$(8,398,190)
Adjustments to reconcile net loss to net cash used in operating activities:
Net gain from investments held in Trust Account	(9,248)
Change in fair value of derivative warrant liabilities	7,623,600
Changes in operating assets and liabilities:
Prepaid expenses	2,610
Accounts payable	113,700
Accrued expenses	(29,958)
Net cash used in operating activities	(697,486)

Net decrease in cash	(697,486)

Cash - beginning of the period	821,331
Cash - ending of the period	$123,845

Supplemental disclosure of noncash investing and financing activities:
Change in value of Class A ordinary share subject to possible redemption	$(8,398,189)

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from July 29, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”) and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements contained in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on May 14, 2021 (“Form 10-K/A”).

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

NEXTGEN ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $124,000 in its operating bank account and working capital of approximately $358,000. To date, the Company’s liquidity needs were satisfied through a payment of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares (as defined below), the loan under the Note from the Sponsor of $300,000 (see Note 5) to the Company and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on October 8, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and Initial Shareholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 5).

On March 29, 2021, the Company issued a promissory note, pursuant to which the Company may borrow up to an aggregate principal amount of $1,000,000. The promissory note is non-interest bearing and payable on the earlier of (i) October 9, 2022 and (ii) the completion of the Company’s initial Business Combination. To date, there was $0 outstanding under the promissory note.

In connection with our assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of March 31, 2021, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing.

Proposed Business Combination

On February 21, 2021, the Company entered into an Agreement and Plan of Merger, as amended on May 14, 2021 (the “Merger Agreement”) with Sky Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of NextGen (“Merger Sub”), and Xos, Inc., a Delaware corporation (“Xos”).

NEXTGEN ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Merger Agreement, the “Xos Business Combination”):

(i) at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), upon the terms and subject to the conditions of the Merger Agreement, in accordance with the General Corporation Law of the State of Delaware, as amended (the “DGCL”), Merger Sub will merge with and into Xos, the separate corporate existence of Merger Sub will cease and Xos will be the surviving corporation and the Company’s wholly-owned subsidiary (the “Merger”);

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

Prior to the Closing, subject to the approval of the Company’s shareholders, and in accordance with the DGCL, Cayman Islands Companies Act, as revised (the “CICA”) and the Company’s amended and restated memorandum and articles of association, the Company will effect a deregistration under the CICA and a domestication under Section 388 of the DGCL (by means of filing a certificate of domestication with the Secretary of State of Delaware), pursuant to which its jurisdiction of incorporation will be changed from the Cayman Islands to the State of Delaware (the “Domestication”).

In connection with the Domestication, (i) each of the Company’s then issued and outstanding Class A ordinary shares, par value $0.0001 per share, will convert automatically, on a one-for-one basis, into a share of common stock, par value $0.0001, per share of the Company (following its Domestication) (the “NextGen Common Stock”), (ii) each of the Company’s then issued and outstanding Class B ordinary shares, par value $0.0001 per share, will convert automatically, on a one-for-one basis, into a share of NextGen Common Stock, (iii) each of the Company’s then issued and outstanding warrant will convert automatically into a warrant to acquire one share of NextGen Common Stock (“Domesticated NextGen Warrant”), pursuant to the Warrant Agreement, dated October 6, 2020, between us and Continental Stock Transfer & Trust Company, as warrant agent, and (iv) each of the Company’s then issued and outstanding unit of NextGen (the “Cayman NextGen Units”), if any, will be cancelled and will entitle the holder thereof to one share of NextGen Common Stock and one-third of one Domesticated NextGen Warrant.

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

NEXTGEN ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The consummation of the proposed Xos Business Combination is subject to certain conditions as further described in the Merger Agreement.

For more information about the Merger Agreement and the proposed Xos Business Combination, see the Company’s Current Reports on Form 8-K filed with the SEC on February 22, 2021 and on May 14, 2021, and the Xos Disclosure Statement that the Company has filed with the SEC. Unless specifically stated, this Quarterly Report does not give effect to the proposed Xos Business Combination and does not contain the risks associated with the proposed Xos Business Combination. Such risks and effects relating to the proposed Xos Business Combination is included in the Xos Disclosure Statement.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such accounts.

Fair Value Measurement

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

NEXTGEN ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

As of March 31, 2021 and December 31, 2020, the carrying values of cash, accrued expenses and accrued expenses – related party approximate their fair values due to the short-term nature of the instruments. As of March 31, 2021 and December 31, 2020, the Company’s portfolio of investments held in the Trust Account is comprised entirely of investments in money market funds that invest in U.S. government securities.

Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 12,500,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 6,333,334 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, on March 31, 2021, 32,112,595 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts were accrued for interest and penalties for the three months ended March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

NEXTGEN ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period excluding ordinary shares subject to forfeiture. An aggregate of 32,112,595 Class A ordinary shares subject to possible redemption on March 31, 2021 has been excluded from the calculation of basic loss per ordinary share, since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the Over-Allotment Units) and Private Placement to purchase an aggregate of 18,833,334 shares of the Company’s ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events.

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

The Company’s net loss is adjusted for the portion of income (loss) that is attributable to Class A ordinary shares subject to redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

FOR THE THREE MONTHS ENDED MARCH 31, 2021
Class A ordinary shares subject to possible redemption
Numerator:
Net gain from investments held in Trust Account	$7,919
Net income attributable to Class A ordinary shares subject to possible redemption	$7,919
Denominator:
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	32,943,083
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$-

Non-redeemable ordinary shares
Numerator:
Net loss	$(8,398,190)
Less: Net income attributable to Class A ordinary shares subject to possible redemption	7,919
Net loss attributable to non-redeemable ordinary shares	$(8,406,109)
Denominator:
Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted	13,931,917
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.60)

NEXTGEN ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred in connection with the preparation for the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to shareholders’ equity upon the completion of the Initial Public Offering.

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

NEXTGEN ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 5—Related Party Transactions

Founder Shares

On July 31, 2020, the Sponsor paid an aggregate of $25,000 in exchange for issuance of 10,062,500 Class B ordinary shares (the “Founder Shares”). The holders of the Founder Shares agreed to forfeit up to an aggregate of 1,312,500 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional units is not exercised in full by the underwriters, so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On November 17, 2020, the underwriters partially exercised the over-allotment option to purchase as additional 2,500,000 Units and forfeited the remaining option; thus, an aggregate of 687,500 shares of Class B ordinary shares were forfeited accordingly.

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

Related Party Loans

On March 29, 2021, the Company issued a promissory note to Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $1,000,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) October 9, 2022 and (ii) the completion of the Business Combination. As of March 31, 2021, there was $0 outstanding under the Promissory Note.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2021, the Company had no borrowings under the Working Capital Loans.

NEXTGEN ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The deferred amount is an unrecognized contingent liability, as closing of a potential business combination was not considered probable as of March 31, 2021. As of March 31, 2021, there was no deferred legal fees.

Note 7—Shareholders’ Equity

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. On March 31, 2021, there were 37,500,000 Class A ordinary shares issued or outstanding, including 32,112,595 Class A ordinary shares subject to possible redemption.

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

NEXTGEN ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 8—Warrants

As of March 31, 2021, the Company had 12,500,000 Public Warrants and 6,333,334 Private Placement Warrants outstanding.

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

NEXTGEN ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NEXTGEN ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9—Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 by level within the fair value hierarchy:

	Fair Value Measured as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$375,017,221	$-	$-	$375,017,221
Liabilities:
Derivative warrant liabilities Public Warrants	$23,394,190	$-	$-	$23,394,190
Derivative warrant liabilities Private Warrants	$-	$-	$12,730,000	$12,730,000
Total fair value	$398,411,411	$-	$12,730,000	$411,141,411

December 31, 2020
	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$375,007,974	$-	$-	$375,007,974
Liabilities:
Derivative warrant liabilities Public Warrants	$18,683,920	$-	$-	$18,683,920
Derivative warrant liabilities Private Warrants		$-	$9,816,670	$9,816,670
Total fair value	$393,691,894	$-	$9,816,670	$403,508,564

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended March 31, 2021.

Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Private Placement Warrants were initially and subsequently (each measurement date) measured using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering are measured based on the listed market price of such warrants, a Level 1 measurement. For the three months ended March 31, 2021, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of $2.9 million presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statement of operations.

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

NEXTGEN ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of March 31, 2021	As of December 31, 2021
Exercise price	$11.50	$11.50
Stock Price	$9.92	$10.07
Option term (in years)	5.34	6.44
Volatility	29.10%	21.00%
Risk-free interest rate	1.00%	0.57%

The change in the fair value of the derivative warrant liabilities for the period for the three months ended March 31, 2021 is summarized as follows:

Warrant liabilities at January 1, 2021	$9,816,670
Change in fair value of derivative warrant liabilities	2,913,330
Derivative warrant liabilities at March 31, 2021	$12,730,00

Note 10—Subsequent Events

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations, including our proposed Xos Business Combination, and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in the “Risk Factors” section of our Form 10-K/A, in our Xos Disclosure Statement, and in our other filings with the SEC. Our filings with the SEC can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on July 29, 2020 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified. Our Sponsor is NextGen Sponsor LLC, a Cayman Island exempted company.

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

Proposed Xos Business Combination

On February 21, 2021, the Company entered into the Merger Agreement with Merger Sub and Xos.

The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur:

(i) at the Closing, upon the terms and subject to the conditions of the Merger Agreement, in accordance with the DGCL, Merger Sub will merge with and into Xos, the separate corporate existence of Merger Sub will cease and Xos will be the surviving corporation and the Company’s wholly-owned subsidiary;

(ii) as a result of the Merger, among other things and after giving effect to the Company Recapitalization (as defined in the Merger Agreement), all outstanding shares of Xos common stock or resulting from the conversion of preferred stock of Xos into common stock of Xos, together with shares of Xos common stock reserved in respect of (a) Xos Options, (b) Xos RSUs and (c) Xos Restricted Stock Awards outstanding as of immediately prior to the Merger that will be converted into awards based on new Xos common stock, will be cancelled in exchange for the right to receive an aggregate of 127,626,116 shares of new Xos common stock (at a deemed value of $10.00 per share), which, in the case of Xos Awards, will be shares underlying awards based on new Xos common stock representing a pre-transaction equity value of Xos of $1,276,261,160. The portion of the Aggregate Merger Consideration reflecting the conversion of the Xos Awards is calculated assuming that all new Xos Options are net-settled (although new Xos Options may by their terms be cash exercised, resulting in additional dilution); and

(iii) upon the effective time of the Domestication, the Company will immediately be renamed “Xos, Inc.” or such other name as agreed to by us and Xos prior to Closing.

Prior to the Closing, subject to the approval of the Company’s shareholders, and in accordance with the DGCL, CICA and the Company’s amended and restated memorandum and articles of association, the Company will effect a deregistration under the CICA and a domestication under Section 388 of the DGCL (by means of filing a certificate of domestication with the Secretary of State of Delaware), pursuant to which its jurisdiction of incorporation will be changed from the Cayman Islands to the State of Delaware.

In connection with the Domestication, (i) each of the Company’s then issued and outstanding Class A ordinary shares, par value $0.0001 per share, will convert automatically, on a one-for-one basis, into a share of NextGen Common Stock, (ii) each of the Company’s then issued and outstanding Class B ordinary shares, par value $0.0001 per share, will convert automatically, on a one-for-one basis, into a share of NextGen Common Stock, (iii) each of the Company’s then issued and outstanding warrant will convert automatically into a Domesticated NextGen Warrant, pursuant to the Warrant Agreement, dated October 6, 2020, between us and Continental Stock Transfer & Trust Company, as warrant agent, and (iv) each of the Company’s then issued and outstanding Cayman NextGen Units, if any, will be cancelled and will entitle the holder thereof to one share of NextGen Common Stock and one-third of one Domesticated NextGen Warrant.

On February 21, 2021, concurrently with the execution of the Merger Agreement, NextGen entered into Subscription Agreements with the PIPE Investors, pursuant to, and on the terms and subject to the conditions of which, the PIPE Investors have collectively subscribed for 22,000,000 shares of the NextGen Common Stock for an aggregate purchase price equal to $220,000,000, a portion of which is expected to be funded by one or more affiliates of the Sponsor and certain additional investors (which may include mutual funds and existing shareholders). 2,000,000 of the shares of the NextGen Common Stock to be sold in the PIPE Investment are shares owned by certain Xos officers. The PIPE Investment will be consummated substantially concurrently with the Closing.

The consummation of the proposed Xos Business Combination is subject to certain conditions as further described in the Merger Agreement.

For more information about the Merger Agreement and the proposed Xos Business Combination, see the Company’s Current Reports on Form 8-K filed with the SEC on February 22, 2021 and on May 14, 2021, and the Xos Disclosure Statement that the Company has filed with the SEC. Unless specifically stated, this Quarterly Report does not give effect to the proposed Xos Business Combination and does not contain the risks associated with the proposed Xos Business Combination. Such risks and effects relating to the proposed Xos Business Combination is included in the Xos Disclosure Statement.

Results of Operations

Our entire activity from July 29, 2020 (inception) through March 31, 2021 was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2021, we had a loss of approximately $8.4 million, which consisted mainly of an approximately $7.6 loss in change in fair value of derivative warrant liabilities, approximately $754,000 in general and administrative expenses, and $30,000 in general and administrative expenses – related party, partially offset by approximately $9,000 in net gain on cash equivalents held in Trust Account.

Liquidity and Capital Resources

Our entire activity since inception through March 31, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

On March 29, 2021, we issued a promissory note, pursuant to which we may borrow up to an aggregate principal amount of $1,000,000. The promissory note is non-interest bearing and payable on the earlier of (i) October 9, 2022 and (ii) the completion of our initial Business Combination. As of March 31, 2021, there was $0 outstanding under the promissory note.

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

Derivative warrant liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 12,500,000 Public Warrants and the 6,333,334 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

Class A Ordinary Shares Subject to Possible Redemption

We account for Class A ordinary shares subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, on March 31, 2021, 32,112,595 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the balance sheet.

Net Loss Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period excluding ordinary shares subject to forfeiture. An aggregate of 32,112,595 Class A ordinary shares subject to possible redemption on March 31, 2021 have been excluded from the calculation of basic loss per ordinary share, since such shares, if redeemed, only participate in their pro rata share of the trust earnings. We have not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the Over-Allotment Units) and Private Placement to purchase an aggregate of 18,833,334 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period presented.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation and in light of the material weakness in internal controls described below, our certifying officer concluded that during the period covered by this report our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in our Form 10-K/A had not yet been identified. Due solely to the events that led to our restatement of our financial statements, management identified a material weakness in internal controls related to the accounting for warrants issued in connection with our Initial Public Offering, as described in Note 2 to the Notes to Consolidated Financial Statements entitled “Restatement of Previously Issued Financial Statements” in our Form 10-K/A.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K/A. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Use of Proceeds

On October 9, 2020, the Company consummated its Initial Public Offering of 35,000,000 Units, at $10.00 per Unit, generating gross proceeds of $350.0 million. Goldman Sachs & Co. LLC and Credit Suisse Securities (USA) LLC acted as the book-running managers for the Initial Public Offering. The securities sold in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-248921). The SEC declared the registration statements effective on October 6, 2020. On November 13, 2020, the underwriters partially exercised the over-allotment option and on November 17, 2020, purchased an additional 2,500,000 Over-Allotment Units, generating gross proceeds of $25.0 million.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 26th day of May, 2021.

NEXTGEN ACQUISITION CORPORATION

By:	/s/ Patrick T. Ford
Name:	Patrick T. Ford
Title:	Chief Financial Officer and Secretary