Form 10-Q
period 2021-06-30
NextGen Acquisition Corp
filed 2021-08-17
CIK 1819493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 17, 2021, 37,500,000 Class A ordinary shares, par value $0.0001, and 9,375,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

NEXTGEN ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

NEXTGEN ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$25,413	$821,331
Prepaid expenses	362,076	443,165
Total current assets	387,489	1,264,496
Investments held in Trust Account	375,029,850	375,007,974
Total Assets	$375,417,339	$376,272,470

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$69,752	$5,497
Due to related party	1,135	-
Accrued expenses	80,452	117,238
Note payable	440,000	-
Total current liabilities	591,339	122,735
Derivative warrant liabilities	34,841,670	28,500,590
Deferred underwriting commissions in connection with the initial public offering	13,125,000	13,125,000
Total liabilities	48,558,009	41,748,325

Commitments and Contingencies

Class A ordinary share, $0.0001 par value; 32,185,932 and 32,952,414 shares subject to possible redemption at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	321,859,320	329,524,140

Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 5,314,068 and 4,547,586 shares issued and outstanding (excluding 32,185,932 and 32,952,414 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	532	455
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 9,375,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	937	937
Additional paid-in capital	19,337,507	11,672,764
Accumulated deficit	(14,338,966)	(6,674,151)
Total shareholders’ equity	5,000,010	5,000,005
Total Liabilities and Shareholders’ Equity	$375,417,339	$376,272,470

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTGEN ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
	(unaudited)	(unaudited)
Operating expenses
General and administrative expenses	$531,773	$1,285,611
General and administrative expenses - related party	30,000	60,000
Total operating expenses	(561,773)	(1,345,611)
Other income (expense):
Change in fair value of derivative warrant liabilities	1,282,520	(6,341,080)
Net gain from cash equivalents held in Trust Account	12,628	21,876
Net income (loss)	$733,375	$(7,664,815)

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	32,113,401	32,525,950
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.00	$0.00
Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted	14,761,599	14,349,050
Basic and diluted net income (loss) per share, non-redeemable ordinary shares	$0.05	$(0.54)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTGEN ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	4,547,586	$455	9,375,000	$937	$11,672,764	$(6,674,151)	$5,000,005
Shares subject to possible redemption	839,819	84	-		8,398,105	-	8,398,189
Net loss	-	-	-	-	-	(8,398,190)	(8,398,190)
Balance - March 31, 2021 (unaudited)	5,387,405	539	9,375,000	937	20,070,869	(15,072,341)	5,000,004
Shares subject to possible redemption	(73,337)	(7)	-	-	(733,362)	-	(733,369)
Net loss	-	-	-	-	-	733,375	733,375
Balance - June 30, 2021 (unaudited)	5,314,068	$532	9,375,000	$937	$19,337,507	$(14,338,966)	$5,000,010

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTGEN ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

Cash Flows from Operating Activities:
Net loss	$(7,664,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Net gain from investments held in Trust Account	(21,876)
Change in fair value of derivative warrant liabilities	6,341,080
Changes in operating assets and liabilities:
Prepaid expenses	81,089
Accounts payable	64,255
Due to related party	1,135
Accrued expenses	(36,786)
Net cash used in operating activities	(1,235,918)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	440,000
Net cash provided by financing activities	440,000

Net decrease in cash	(795,918)

Cash - beginning of the period	821,331
Cash - end of the period	$25,413

Supplemental disclosure of noncash investing and financing activities:
Change in value of Class A ordinary share subject to possible redemption	$(7,664,820)

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from July 29, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”) and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

NEXTGEN ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $25,000 in its operating bank account and a working capital deficit of approximately $204,000.

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

On March 29, 2021, the Company issued a promissory note, pursuant to which the Company may borrow up to an aggregate principal amount of $1,000,000. The promissory note is non-interest bearing and payable on the earlier of (i) October 9, 2022 and (ii) the completion of the Company’s initial Business Combination. As of June 30, 2021, there was $440,000 outstanding under the promissory note.

In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of June 30, 2021, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing.

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

NEXTGEN ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

For more information about the Merger Agreement and the proposed Xos Business Combination, see the Company’s Current Reports on Form 8-K filed with the SEC on February 22, 2021 and on May 14, 2021, and the prospectus/proxy statement included in the Registration Statement on Form S-4 that the Company has filed with the SEC relating to our proposed business combination with Xos (the “Xos Disclosure Statement”). Unless specifically stated, this Quarterly Report does not give effect to the proposed Xos Business Combination and does not contain the risks associated with the proposed Xos Business Combination. Such risks and effects relating to the proposed Xos Business Combination are included in the Xos Disclosure Statement.

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

NEXTGEN ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in Net gain from cash equivalents held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of June 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such accounts.

Fair Value Measurement

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

NEXTGEN ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

As of June 30, 2021 and December 31, 2020, the carrying values of cash, accrued expenses and accrued expenses – related party approximate their fair values due to the short-term nature of the instruments. As of June 30, 2021 and December 31, 2020, the Company’s portfolio of investments held in the Trust Account is comprised entirely of investments in money market funds that invest in U.S. government securities.

Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, and December 31, 2020, 32,185,932 and 32,952,414 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

NEXTGEN ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts were accrued for interest and penalties for the six months ended June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period excluding ordinary shares subject to forfeiture. An aggregate of 32,185,932 Class A ordinary shares subject to possible redemption on June 30, 2021 has been excluded from the calculation of basic loss per ordinary share, since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the Over-Allotment Units) and Private Placement to purchase an aggregate of 18,833,334 shares of the Company’s ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events.

The Company applies the two-class method in calculating income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted for Class A ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income or loss on Investment held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of shares of Class A ordinary shares subject to possible redemption outstanding since original issuance.

The Company’s net loss is adjusted for the portion of income (loss) that is attributable to Class A ordinary shares subject to redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

NEXTGEN ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Class A ordinary shares subject to possible redemption
Numerator: Earnings allocable to ordinary shares subject to possible redemption
Income from investments held in Trust Account	$10,839	$18,776
Less: Company’s portion available to be withdrawn to pay taxes	-	-
Net income attributable to Class A ordinary shares subject to possible redemption	$10,839	$18,776
Denominator: Weighted average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	32,113,401	32,525,950
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.00	$0.00

Non-redeemable ordinary shares
Numerator: Net income (loss) minus Net Earnings
Net income (loss)	$733,375	$(7,664,815)
Net income allocable to Class A ordinary shares subject to possible redemption	10,839	18,776
Non-redeemable net income (loss)	$722,536	$(7,683,591)
Denominator: Weighted average non-redeemable ordinary shares
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	14,761,599	14,349,050
Basic and diluted net income (loss) per share, non-redeemable ordinary shares	$0.05	$(0.54)

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

Note 5—Related Party Transactions

Founder Shares

On July 31, 2020, the Sponsor paid an aggregate of $25,000 in exchange for issuance of 10,062,500 Class B ordinary shares (the “Founder Shares”). The holders of the Founder Shares agreed to forfeit up to an aggregate of 1,312,500 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional units is not exercised in full by the underwriters, so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On November 17, 2020, the underwriters partially exercised the over-allotment option to purchase as additional 2,500,000 Units and forfeited the remaining option; thus, an aggregate of 687,500 Class B ordinary shares were forfeited accordingly.

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

Related Party Loans

On March 29, 2021, the Company issued a promissory note to Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $1,000,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) October 9, 2022 and (ii) the completion of the Business Combination. As of June 30, 2021, there was $440,000 outstanding under the Promissory Note.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021, the Company had no borrowings under the Working Capital Loans.

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

The deferred amount is an unrecognized contingent liability, as closing of a potential business combination was not considered probable as of June 30, 2021. As of June 30, 2021, there was approximately 5.0 million in deferred legal fees.

NEXTGEN ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7—Shareholders’ Equity

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. On June 30, 2021 and December 31, 2020, there were 37,500,000 Class A ordinary shares issued or outstanding, including 32,185,932 and 32,592,414 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, the Company had 9,375,000 Class B ordinary shares issued and outstanding.

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

Note 8—Warrants

As of June 30, 2021, the Company had 12,500,000 Public Warrants and 6,333,334 Private Placement Warrants outstanding.

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

NEXTGEN ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NEXTGEN ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 9—Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 by level within the fair value hierarchy:

	Fair Value Measured as of June 30, 2021
	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account	$375,029,850	$-	$-
Liabilities:
Derivative warrant liabilities Public Warrants	$23,125,000	$-	$-
Derivative warrant liabilities Private Warrants	$-	$-	$11,716,670

December 31, 2020
	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account	$375,007,974	$-	$-
Liabilities:
Derivative warrant liabilities Public Warrants	$18,683,920	$-	$-
Derivative warrant liabilities Private Warrants	$-	$-	$9,816,670

NEXTGEN ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the six months ended June 30, 2021.

Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Private Placement Warrants was measured using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering are measured based on the listed market price of such warrants, a Level 1 measurement. For the six months ended June 30, 2021, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of $6.3 million presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statement of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of June 30, 2021	As of March 31, 2021
Exercise price	$11.50	$11.50
Stock Price	$9.94	$9.92
Option term (in years)	5.09	5.34
Volatility	26.00%	29.10%
Risk-free interest rate	0.88%	1.00%

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three and six months ended June 30, 2021 is summarized as follows:

Warrant liabilities at January 1, 2021	$9,816,668
Change in fair value of derivative warrant liabilities	2,913,334
Derivative warrant liabilities at March 31, 2021	$12,730,001
Change in fair value of derivative warrant liabilities	(1,013,331)
Derivative warrant liabilities at June 30, 2021	$11,716,670

Note 10—Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date that the financial statements were issued, require potential adjustment to or disclosure in the financial statement and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

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

(ii) as a result of the Merger, among other things and after giving effect to the Company Recapitalization (as defined in the Merger Agreement), all outstanding shares of Xos common stock or resulting from the conversion of preferred stock of Xos into common stock of Xos, together with shares of Xos common stock reserved in respect of (a) Xos Options, (b) Xos RSUs and (c) Xos Restricted Stock Awards outstanding as of immediately prior to the Merger that will be converted into awards based on new Xos common stock, will be cancelled in exchange for the right to receive an aggregate of 127,626,116 shares of new Xos common stock (at a deemed value of $10.00 per share), which, in the case of Xos Awards, will be shares underlying awards based on new Xos common stock representing a pre-transaction equity value of Xos of $1,276,261,160. The portion of the Aggregate Merger Consideration reflecting the conversion of the Xos Awards is calculated assuming that all new Xos Options are net-settled (although new Xos Options may by their terms be cash exercised, resulting in additional dilution); and

(iii) upon the effective time of the Domestication, the Company will immediately be renamed “Xos, Inc.” or such other name as agreed to by the Company and Xos prior to Closing.

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

In connection with the Domestication, (i) each of the Company’s then issued and outstanding Class A ordinary shares, par value $0.0001 per share, will convert automatically, on a one-for-one basis, into a share of NextGen Common Stock, (ii) each of the Company’s then issued and outstanding Class B ordinary shares, par value $0.0001 per share, will convert automatically, on a one-for-one basis, into a share of NextGen Common Stock, (iii) each of the Company’s then issued and outstanding warrant will convert automatically into a Domesticated NextGen Warrant, pursuant to the Warrant Agreement, dated October 6, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent, and (iv) each of the Company’s then issued and outstanding Cayman NextGen Units, if any, will be cancelled and will entitle the holder thereof to one share of NextGen Common Stock and one-third of one Domesticated NextGen Warrant.

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

For more information about the Merger Agreement and the proposed Xos Business Combination, see the Company’s Current Reports on Form 8-K filed with the SEC on February 22, 2021 and on May 14, 2021, and the Xos Disclosure Statement that the Company has filed with the SEC. Unless specifically stated, this Quarterly Report does not give effect to the proposed Xos Business Combination and does not contain the risks associated with the proposed Xos Business Combination. Such risks and effects relating to the proposed Xos Business Combination are included in the Xos Disclosure Statement.

Results of Operations

Our entire activity from July 29, 2020 (inception) through June 30, 2021 was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2021, we had net income of approximately $733,000 which consisted mainly of an approximately $1,283,000 gain in change in fair value of derivative warrant liabilities and approximately $13,000 in net gain on investments held in Trust Account, partially offset by approximately $532,000 in general and administrative expenses, and $30,000 in general and administrative expenses – related party.

For the six months ended June 30, 2021, we had a loss of approximately $7.7 million, which consisted mainly of an approximately $6.3 million loss in change in fair value of derivative warrant liabilities, approximately $1.3 million in general and administrative expenses, and $60,000 in general and administrative expenses – related party, partially offset by approximately $22,000 in net gain on cash equivalents held in Trust Account.

Liquidity and Capital Resources

Our entire activity since inception through June 30, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

On March 29, 2021, we issued a promissory note, pursuant to which we may borrow up to an aggregate principal amount of $1,000,000. The promissory note is non-interest bearing and payable on the earlier of (i) October 9, 2022 and (ii) the completion of our initial Business Combination. As of June 30, 2021, there was $440,000 outstanding under the promissory note.

In connection with our assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of June 30, 2021, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for Class A ordinary shares subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, on June 30, 2021 and December 31, 2020, 32,185,932 and 32,952,414 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Net Income (Loss) Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period excluding ordinary shares subject to forfeiture. An aggregate of 32,185,932 Class A ordinary shares subject to possible redemption on June 30, 2021 have been excluded from the calculation of basic loss per ordinary share, since such shares, if redeemed, only participate in their pro rata share of the trust earnings. We have not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the Over-Allotment Units) and Private Placement to purchase an aggregate of 18,833,334 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period presented.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation and in light of the material weakness in internal controls described below, our certifying officer concluded that during the period covered by this report our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in our Form 10-K/A had not yet been identified. Due solely to the events that led to our restatement of our financial statements, management identified a material weakness in internal controls related to the accounting for warrants issued in connection with our Initial Public Offering, as described in Note 2 to the Notes to Consolidated Financial Statements entitled “Restatement of Previously Issued Financial Statements” in our Form 10-K/A.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

NextGen has received six demand letters from putative stockholders of NextGen dated June 2, 2021, June 11, 2021, June 25, 2021, June 29, 2021, June 30, 2021 and July 6, 2021 (the “Demands”) generally alleging that the proxy statement/prospectus forming part of the registration statement on Form S-4 that NextGen filed with the SEC on May 14, 2021 omits material information with respect to NextGen’s proposed business combination with Xos. The Demands seek the issuance of corrective disclosures in an amendment or supplement to the proxy statement/prospectus. One of the Demands further alleges that the merger consideration with respect to the business combination with Xos is inadequate, and asserts that an increase in consideration should be negotiated.

On June 14, 2021, a complaint was filed against NextGen and the members of its board of directors in the Supreme Court of New York under the caption Green v. NextGen Acquisition Corp., et al., Index No. 653766/2021 (N.Y. Sup. Ct.). The complaint alleges that the proxy statement/prospectus forming part of the registration statement on Form S-4 that NextGen filed with the SEC on May 14, 2021 omits material information, rendering the proxy statement/prospectus false and misleading. The complaint seeks an order enjoining the proposed Business Combination unless and until additional disclosures are issued; rescinding the proposed Business Combination, to the extent it closes; directing the defendants to disseminate a proxy statement that does not contain any untrue statements of material fact; declaring that the board of directors of NextGen violated their fiduciary duties; awarding costs, including attorneys’ fees and expert fees; and awarding such other relief as the court deems proper. Defendants have not yet responded to such complaint.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 17th day of August, 2021.

NEXTGEN ACQUISITION CORPORATION

By:	/s/ Patrick T. Ford
Name:	Patrick T. Ford
Title:	Chief Financial Officer and Secretary