Form 10-Q
period 2021-09-30
Xos, Inc.
filed 2021-11-12
CIK 1819493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  __________ to __________
Commission file number 001-39598
XOS, INC.
______________________________________________________________________________
(Exact name of registrant as specified in its charter)

Delaware	98-1550505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3550 Tyburn Street Los Angeles, CA	90065
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (818) 316-1890

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker	Name of exchange on which registered
Common Stock, $0.0001 par value per share	XOS	Nasdaq Global Market
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	XOSWW	Nasdaq Global Market
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No  ☒
The registrant had outstanding 162,904,938 shares of Common Stock, $0.0001 par value as of October 1, 2021.

Forward-Looking Statements

This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, (“the Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. All statements, other than statements of present or historical fact included in this Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of such terms or other similar expressions. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control.

As a result of a number of known and unknown risks and uncertainties, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•our ability to recognize the anticipated benefits of the Business Combination (as defined below) and proceeds from the concurrent private placement, which may be affected by, among other things, competition and the ability of the combined business to grow and manage growth profitably;

•changes in domestic and foreign business, market, financial, political and legal conditions;

•changes in applicable laws or regulations;

•the outcome of any legal proceedings against the Company;

•the financial and business performance of the Company, including financial projections and business metrics and any underlying assumptions thereunder;

•changes in the Company’s strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans;

•our ability to maintain an effective system of internal controls over financial reporting;

•our ability to grow market share in its existing markets or any new markets it may enter;

•our ability to respond to general economic conditions;

•our ability to manage its growth effectively;

•our ability to achieve and maintain profitability in the future;

•our ability to access sources of capital, including debt financing and other sources of capital to finance operations and growth;

•our ability to maintain and enhance its products and brand, and to attract customers;

•our ability to execute its business model, including market acceptance of its planned products and services and achieving sufficient production volumes at acceptable quality levels and prices;

•ability to source certain of our critical inventory items, for instance battery cells, semiconductor chips and vehicle bodies and aluminum

•our ability to successfully manage supply shortages and disruptions, product delivery delays, and anticipate costs and production timing in light of those challenges;

•the success of strategic relationships with third parties;

•our ability to scale in a cost-effective manner, including hiring qualified personnel, particularly during recent hiring difficulties, to meet our manufacturing and delivery goals;

•developments and projections relating to our competitors and industry;

•the impact of health epidemics, including the COVID-19 pandemic, on the Company’s business and the actions the Company may take in response thereto;

•our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;

•expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended;

•our future capital requirements and sources and uses of cash;

•the outcome of any known and unknown litigation and regulatory proceedings; and

•other risks and uncertainties set forth in this Quarterly Report on Form 10-Q in the section entitled “Risk Factors”.
A discussion of these and other factors affecting our business and prospects is set forth in Part II, Item 1A. Risk Factors. We encourage investors to review these risk factors.

Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such statements included in this Report may not prove to be accurate. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.

Forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Report, and we expressly disclaim any obligation or undertaking to update or revise any forward-looking statement contained herein to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based, except to the extent otherwise required by law.

Part I - Financial Information
Glossary of Terms
Unless otherwise stated in this Quarterly Report or the context otherwise requires, reference to:

•“Business Combination” means the Domestication, the Merger and the other transactions contemplated by the Merger Agreement, collectively, including the PIPE Financing;

•“Class 5 to 8 Vehicles” means medium and heavy duty trucks that typically travel on predictable routes and cover less than 200 miles a day;

•“Closing” means the closing of the Business Combination;

•“Closing Date” means August 20, 2021;

•“Common Stock” means the shares of common stock, par value $0.0001 per share, of Xos;

•“Company” means Xos, Inc. (Nasdaq: XOS) following the Closing of the Business Combination

•“Domestication” means the transfer by way of continuation and deregistration of NextGen from the Cayman Islands and the continuation and domestication of NextGen as a corporation incorporated in the State of Delaware;

•“Energy Services” means our infrastructure-as-a-service offering which includes charging infrastructure deployment, energy procurement and management, and the Xos HubTM, our proprietary mobile charging unit deployable for on-demand charging requirements;

•“Fleet-as-a-Service Offerings” means our comprehensive suite of products and services facilitating commercial battery-electric fleet operations through a combination of in-house proprietary technology and turnkey solutions from industry-leading partners. The platform includes our X-Pack battery system, X-Platform modular chassis, Energy Services, service and maintenance, digital fleet management products, over-the-air software update technology, and a wide range of additional service products;

•“Flex Manufacturing Strategy” means leveraging smaller, more-nimble existing facilities and labor talent to assemble vehicles through our strategic manufacturing partnerships, while the Company coordinates other aspects of the manufacturing process, including supply chain logistics, quality control, and manufacturing engineering;

•“Founder Shares” means Class B ordinary shares, par value $0.0001 per share, of NextGen, which were converted into shares of Common Stock in connection with the Business Combination;

•“initial public offering” means NextGen’s initial public offering that was consummated on October 9, 2020;

•“Legacy Xos Common Stock” means shares of common stock, par value $0.0001 per share, issued by Legacy Xos prior to the Business Combination;

•“Legacy Xos Preferred Stock” means Class A through A-10 shares of preferred stock, par value $0.001 per share, issued by Legacy Xos prior to the Business Combination;

•“Legacy Xos” means Xos, Inc, a Delaware corporation, prior to the consummation of the Business Combination;

•“Merger” means the merger of NextGen Merger Sub with and into Legacy Xos pursuant to the Merger Agreement, with Legacy Xos as the surviving company in the Merger and, after giving effect to such Merger, Legacy Xos becoming a wholly owned subsidiary of Xos;

•“Merger Agreement” means that certain Merger Agreement, dated as of February 21, 2021, as amended on May 14, 2021, by and among NextGen, Sky Merger Sub I, Inc., a Delaware corporation and direct wholly owned subsidiary of NextGen, and Legacy Xos;

•“NextGen” means NextGen Acquisition Corp., a Cayman Islands exempted company, prior to the consummation of the Domestication;

•“PIPE Financing” means the transactions contemplated by the Subscription Agreements, pursuant to which the PIPE Investors collectively subscribed for 21,600,000 shares of Common Stock for an aggregate purchase price of $216,000,000 in connection with the Closing;

•“PIPE Investors” means the investors who participated in the PIPE Financing and entered into the Subscription Agreements;

•“Powertrain” means an assembly of every component that pushes a vehicle forward. A vehicle’s powertrain creates power from the engine and delivers it to the wheels on the ground. The key components of a powertrain include an engine, transmission, driveshaft, axles, and differential;

•“Preferred Stock” means preferred stock, par value $0.0001 per share, authorized under the Certificate of Incorporation of Xos, Inc.;

•“Private Placement Warrants” means the 6,333,334 warrants to purchase Common Stock originally issued in a private placement in connection with the initial public offering of NextGen;

•“Public Warrants” means the 12,499,964 redeemable warrants to purchase shares of Common Stock at an exercise price of $11.50 per share originally issued in connection with the initial public offering of NextGen;

•“Sponsor” means NextGen’s sponsor, NextGen Sponsor LLC;

•“Subscription Agreements” means the subscription agreements entered into by NextGen and each of the PIPE Investors in connection with the PIPE Financing;

•“Warrants” means Private Placement Warrants and Public Warrants;

•“Xos” means Xos, Inc. (Nasdaq: XOS) following the Closing of the Business Combination;

•“X-Pack” means our proprietary battery system; and,

•“X-Platform” means our proprietary, purpose-built vehicle chassis platform.

Item 1.    Financial Statements
Xos, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)

	September 30, 2021 (Unaudited)	December 31, 2020
Assets
Cash and cash equivalents	$207,388	$10,359
Accounts receivable, net	583	408
Inventories	20,834	1,867
Prepaid expenses and other current assets	17,840	56
Total current assets	246,645	12,690
Property and equipment, net	4,629	1,084
Other assets	505	—
Total assets	$251,779	$13,774

Liabilities and Stockholders’ Equity (Deficit)
Accounts payable	$12,468	$1,168
Current portion of equipment loans payable	151	142
Current portion of convertible notes payable	—	18,360
Current portion of derivative liability	—	6,394
Current portion of SAFE notes payable	—	30
Legacy Xos Preferred Stock Warrant liability	—	1,707
Other current liabilities	2,836	5,142
Total current liabilities	15,455	32,943
Equipment loans payable, net of current portion	876	166
Contingent earn-out shares liability	53,542	—
Common stock warrant liability	19,963	—
Total liabilities	89,836	33,109
Commitment and Contingencies
Legacy Xos Preferred Stock – $0.0001 par value Series A – 27,041 shares authorized; 0 and 2,762 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	7,862

Stockholders’ Equity (Deficit)
Common Stock $0.0001 par value, authorized 1,000,000 shares, 162,905 and 72,277 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	16	7
Preferred Stock $0.0001 par value, authorized 10,000 shares, 0 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Additional paid in capital	177,533	290
Accumulated deficit	(15,606)	(27,494)
Total stockholders’ equity (deficit)	161,943	(27,197)
Total liabilities, Legacy Xos Preferred Stock and stockholders’ equity (deficit)	$251,779	$13,774

See Notes to Unaudited Condensed Consolidated Financial Statements

Xos, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(In thousands; Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Revenues	$357	$1,125	$1,746	$1,698
Cost of Goods Sold	418	1,161	1,675	1,639
Gross Margin	(61)	(36)	71	59

Operating Expenses
Research and development	3,237	727	6,867	2,440
Sales and marketing	549	65	700	142
General and administrative	10,211	2,198	19,580	4,122
Depreciation expense	248	66	628	214
Total Operating Expenses	14,245	3,056	27,775	6,918

Loss from Operations	(14,306)	(3,092)	(27,704)	(6,859)

Other Income (Expenses)
Interest expense	(65)	(867)	(78)	(2,186)
Change in fair value of derivatives	1,066	—	6,030	—
Change in fair value of contingent earn-out shares liability	48,202	—	48,202	—
Write off of subscription receivable	—	—	(379)	—
Realized loss on debt extinguishment	—	—	(14,104)	—
Miscellaneous	(1)	—	(5)	4
Total Other Income (Expenses)	49,202	(867)	39,666	(2,182)

Net Income (Loss)	$34,896	$(3,959)	$11,962	$(9,041)

Net income (loss) per share
Basic	$0.31	$(0.05)	$0.14	$(0.13)
Diluted	$(0.08)	$(0.05)	$(0.28)	$(0.13)
Weighted average shares outstanding
Basic	113,797	72,277	86,192	72,145
Diluted	148,791	72,277	121,186	72,145

See Notes to Unaudited Condensed Consolidated Financial Statements

Xos, Inc. and Subsidiaries
Condensed Consolidated Statements of Legacy Xos Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands)

	Legacy Xos Preferred Stock		Common Stock		Add’l Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Par Value
Balance at December 31, 2020 (as previously reported)	1,412	$7,862	36,943	$4	$293	$(27,494)	$(27,197)
Recapitalization	1,350	—	35,334	3	(3)	—	—
Balance at December 31, 2020 (as adjusted; unaudited)	2,762	7,862	72,277	7	290	(27,494)	(27,197)
Payment of subscription receivable	—	2,430	—	—	380	(74)	306
Issuance of Legacy Xos Preferred Stock, including note conversion	49,518	66,701	—	—	—	—	—
Options exercised	—	—	206	—	3	—	3
Stock repurchased and retired	—	—	(94)	—	(1)	—	(1)
Stock based compensation expense	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	(13,776)	(13,776)
Balance at March 31, 2021 (unaudited)	52,280	76,993	72,389	7	674	(41,344)	(40,663)
Stock based compensation expense	—	—	—	—	2	—	2
Stock options exercised	—	—	2	—	—	—	—
Net loss	—	—	—	—	—	(9,158)	(9,158)
Balance at June 30, 2021 (unaudited)	52,280	76,993	72,391	7	676	(50,502)	(49,819)
Stock based compensation expense	—	—	—	—	1	—	1
Stock options exercised	—	—	315	—	7	—	7
Legacy Xos Preferred Stock warrant exercise	625	2,715	—	—	—	—	—
Conversion of Legacy Xos Preferred Stock into Common Stock	(52,905)	(79,708)	52,905	5	79,767	—	79,772
Issuance of Common Stock upon merger, net of transaction costs of $55,424	—	—	17,694	2	20,719	—	20,721
Issuance of PIPE Common Stock	—	—	19,600	2	195,998	—	196,000
Recognition of Public and Private Warrants as liability	—	—	—	—	(17,891)	—	(17,891)
Recognition of contingent earn-out shares liability	—	—	—	—	(101,744)		(101,744)
Net income	—	—	—	—	—	34,896	34,896
Balance at September 30, 2021 (unaudited)	—	$—	162,905	$16	$177,533	$(15,606)	$161,943

Balance at December 31, 2019 (as previously reported)	—	$—	36,822	$4	$289	$(10,827)	$(10,534)
Recapitalization	—	—	35,218	—	—	—	—
Balance at December 31, 2019 (as adjusted)	—	—	72,040	4	289	(10,827)	(10,534)
Net loss	—	—	—	—	—	(1,237)	(1,237)
Balance at March 31, 2020 (unaudited)	—	—	72,040	4	289	(12,064)	(11,771)
Stock options exercised	—	—	78	—	2	—	2
Stock based compensation expense	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	(3,845)	(3,845)
Balance at June 30, 2020 (unaudited)	—	—	72,118	4	295	(15,909)	(15,610)
Stock options exercised	—	—	358	—	6	—	6
Stock repurchased	—	—	(199)	—	(3)	—	(3)
Stock based compensation expense	—	—	—	—	3	—	3
Net loss	—	—	—	—	—	(3,959)	(3,959)
Balance at September 30, 2020 (unaudited)	—	$—	72,277	$4	$301	$(19,868)	$(19,563)

See Notes to Unaudited Condensed Consolidated Financial Statements

Xos, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands, Unaudited)

	Nine Months Ended September 30
	2021	2020
OPERATING ACTIVITIES:
Net income (loss)	$11,962	$(9,041)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	628	214
Non-cash interest expense	—	2,186
Write off of subscription receivable	379	—
Realized loss on debt extinguishment	14,104	—
Change in fair value of derivatives	(6,030)	—
Change in fair value of contingent earn-out shares liability	(48,202)	—
Stock-based compensation expense	5	7
Changes in operating assets and liabilities:
Accounts receivable	(175)	(904)
Inventories	(18,967)	(1,616)
Prepaid expenses and other current assets	(17,784)	(278)
Other assets	(505)	(376)
Accounts payable	11,300	(346)
Other current liabilities	150	305
Net cash used in operating activities	(53,135)	(9,849)

INVESTING ACTIVITIES:
Purchase of property and equipment	(3,343)	(427)
Net cash used in investing activities	(3,343)	(427)

FINANCING ACTIVITIES:
Proceeds from reverse merger, net	20,721	—
Proceeds from PIPE investment	196,000	—
Proceeds from issuance of shares of Legacy Xos Preferred Stock	31,757	1,646
Proceeds from subscription receivable – preferred	2,430	—
Proceeds from issuance of convertible notes	—	13,440
Proceeds from exercise of Legacy Xos Preferred Stock warrant	2,715	—
Principal payment of equipment loans	(126)	(60)
Proceeds from stock option exercises	10	—
Net cash provided by financing activities	253,507	15,026

Net increase in cash and cash equivalents	197,029	4,750
Cash and cash equivalents, beginning of period	10,359	19
Cash and cash equivalents, end of period	$207,388	$4,769

Supplemental disclosure of non-cash financing activities
Conversion of notes payable to Legacy Xos Preferred Stock:
Conversion of interest payable on convertible notes	$2,453	$—
Fair value adjustment of related party debt at conversion	$3,763	$—
Issuance of Legacy Xos Preferred Stock	$34,918	$—

Conversion of notes payable into Legacy Xos Preferred Stock	$21,540	$—
Conversion of Legacy Xos Preferred Stock into Common Stock	$79,708	$—
Assumption of Public and Private Warrants	$17,891	$—
Recognition of earn-out shares liability	$101,744	$—
Transaction costs relating to the reverse merger offset against additional paid-in capital	$55,424	$—

See Notes to Unaudited Condensed Consolidated Financial Statements

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1— Description of Business

Xos, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Xos”) is a mobility solutions company manufacturing Class 5 to 8 battery-electric commercial vehicles and facilitating fleet operations. Xos developed the X-Platform (its proprietary, purpose-built vehicle chassis platform) and the X-Pack (its proprietary battery system) specifically for the medium- and heavy-duty commercial vehicle segment with a focus on last-mile commercial fleet operations. Xos’ “Fleet-as-a-Service” package offers customers a comprehensive suite of commercial products and services to facilitate electric fleet operations and seamlessly transition their traditional combustion-engine fleets to battery-electric vehicles. Xos Fleet, Inc. (“Legacy Xos”), the new legal entity name of the legacy Xos operating entity and Rivordak, Inc. (“Rivordak”), the subsidiary holding a dealership license to re-sell Xos vehicles to fleet customers, are wholly owned subsidiaries of Xos, Inc., and make up 100% of the operations of the Company.

Business Combination

Xos, Inc. was initially incorporated on July 29, 2020 as a Cayman Islands exempted company under the name “NextGen Acquisition Corporation” (“NextGen”). On August 20, 2021, as contemplated by the Agreement and Plan of Merger, as amended on May 14, 2021, by and among NextGen, Sky Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of NextGen (“Merger Sub”), and Xos, Inc., a Delaware corporation (now known as Xos Fleet, Inc., “Legacy Xos”), consummated the merger transactions contemplated by the Merger Agreement (the “Closing”), whereby (i) Merger Sub merged with and into Legacy Xos, the separate corporate existence of Merger Sub ceased and Legacy Xos became the surviving corporation and a wholly owned subsidiary of NextGen (such transaction the “Merger” and, collectively with the Domestication, the “Business Combination”). As a result, Xos became the publicly traded entity listed on the Nasdaq Global Market.
Emerging Growth Company
Section 102(b)(1) of the Jumpstart Our Business Startups Act (“JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement declared effective pursuant to the Securities Act of 1933, as amended (the “Securities Act”), or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard, until such time the Company is no longer considered to be an emerging growth company. At times, the Company may elect to early adopt a new or revised standard.
Risks and Uncertainties
Global Pandemic and Coronavirus Response: On January 30, 2020, the World Health Organization declared the COVID-19 outbreak a “Public Health Emergency of International Concern” and on March 11, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of COVID-19 include restrictions on travel, quarantines in certain areas, and forced closures for certain types of public places and businesses. COVID-19 and actions taken to mitigate its spread have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the areas in which the Company operates.
As the COVID-19 pandemic continues to evolve, the Company believes the extent of the impact to its business, operating results, cash flows, liquidity and financial condition will be primarily driven by the severity and duration of the COVID-19 pandemic, the pandemic’s impact on the United States and global economies and the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic. Those primary drivers are beyond the Company’s knowledge and control, and as a result, at this time the Company is unable to predict the cumulative impact, both in terms of severity and duration, that the COVID-19 pandemic will have on its business, operating results, cash flows and financial condition. However, the impact of the COVID-19 pandemic could be material if the current circumstances continue to exist for a

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
prolonged period of time or worsen. Although the Company has used the best current information available to it in its estimates, actual results could materially differ from the estimates and assumptions developed by management.
Accordingly, it is reasonably possible that the estimates made in the financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions, and if so, the Company may be subject to future impairment losses related to long-lived assets as well as changes to recorded reserves and valuations.
Supply Chain Disruptions

Negative global economic conditions, which the COVID-19 pandemic has contributed to, has impacted our ability to source certain critical inventory items. The series of restrictions imposed and the speed and nature of the recovery in response to the pandemic have placed burdens on our supply chain management, such as the semiconductor chip and battery cell shortage and supply limitations on vehicle bodies and aluminum.

Despite supply chain disruptions, we have continued to source inventory for our vehicles and our purchasing team has been working with vendors to find alternative solutions to areas where there are supply chain constraints, and where appropriate and critical, has placed orders in advance of projected need to ensure inventory is able to be delivered in time for production plans.

Note 2— Basis of Presentation and Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies consistently applied in the preparation of the accompanying unaudited condensed consolidated financial statements:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by U.S. GAAP for complete audited financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Legacy Xos and Rivordak. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments (primarily consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2020, 2019 and 2018 presented in the Company’s registration statement filed with the Securities and Exchange Commission (“SEC”) and declared effective September 23, 2021.
Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenues and expenses during the reporting periods. The areas with significant estimates and judgments include, among others, share-based compensation, the fair value of the Company’s Common Stock and Preferred Stock, valuation of the convertible notes and the related embedded derivative, SAFE Note (as defined below), Warrants and warrant liability on Legacy Xos Preferred Stock. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to the Company’s financial statements.
Revenue Recognition

The Company generates revenue from the sale of its battery-electric fleet of commercial vehicles and battery-electric systems, the licensing of its software systems, and warranty contracts. There were no warranty contracts with material financial impact as of September 30, 2021.

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
The Company recognizes revenue consisting of product sales, inclusive of shipping and handling charges, net of estimates for customer allowances. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the contract. Any deposits from customers represent contract liabilities, which are included in “other current liabilities” on the condensed consolidated balance sheet. The Company recognizes revenue by transferring the promised products to the customer, with the revenue recognized at the point in time the customer takes control of the products. The Company recognizes revenue for shipping and handling charges at the time the products are delivered to or picked up by the customer. The majority of its contracts have a single performance obligation, which is met at the point in time that the product is delivered, and title passes to the customer, and are short term in nature.

The following table presents the revenue disaggregation by type (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Powertrains	$357	$777	$1,073	$1,350
Stepvans & vehicle incentives	—	348	673	348
Total Revenues	$357	$1,125	$1,746	$1,698

Inventories

Inventories consisted of parts and work-in-progress inventories. As of September 30, 2021 and December 31, 2020, inventory amounted to $20.8 million and $1.9 million, respectively.
Inventories are stated at the lower of cost or net realizable value. Cost is computed using average cost. Inventory write-downs are based on reviews for obsolescence determined primarily by future demand forecasts.
Fair Value of Financial Instruments

ASC 820, Fair Value Measurements and Disclosures, clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based upon assumptions that market participants would use in pricing an asset or liability.

U.S. GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As presented in the tables below, this hierarchy consists of three broad levels:

•Level 1: Quoted prices in active markets for identical assets and liabilities.

•Level 2: Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs or significant value drivers are observable.

•Level 3: Significant inputs to the valuation model are unobservable and significant to the overall fair value measurement of the assets or liabilities. Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, other current liabilities, Warrants, the Legacy Xos Preferred Stock Warrant (defined below), convertible notes and the associated derivative liability. The fair value of cash and accounts receivable approximates carrying value due to their short-term maturity.

As required by ASC 820, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. Derivative financial instruments which are required to be measured at fair value on a recurring basis are measured at fair value using Level 3 inputs for all periods presented. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

There were no transfers into or out of Level 3 during the three and nine months ending September 30, 2021 and 2020.

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

The following tables summarize the Company’s assets and liabilities measured at fair value of a recurring basis as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Total	Level 1	Level 2	Level 3
Financial Liabilities:
Private Placement Warrants	$6,713	$—	$6,713	$—
Public Warrants	13,250	13,250	—	—
Contingent earn-out shares liability	53,542	—	—	53,542
Total	$73,505	$13,250	$6,713	$53,542

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Financial Liabilities:
Derivative liability on convertible notes	$6,394	$—	$—	$6,394
Legacy Xos Preferred Stock Warrant	1,707	—	—	1,707
Total	$8,101	$—	$—	$8,101
The changes in the fair value of the financial liabilities during the nine months ended September 30, 2021 follow (in thousands):

	Private Placement Warrants	Public Warrants	Contingent Earn-out Shares Liability	Derivative Liability on Convertible Notes	Legacy Xos Preferred Stock Warrant
Fair value at December 31, 2020	$—	$—	$—	$6,394	$1,707
Release due to extinguishment of convertible notes	—	—	—	(6,394)	—
Release due to warrant exercise	—	—	—	—	(3,136)
Initial recognition upon merger consummation	6,017	11,875	101,744	—	—
Change in fair value during the period	696	1,375	(48,202)	—	1,429
Fair value at September 30, 2021	$6,713	$13,250	$53,542	$—	$—
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, Income Taxes, under which deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities and net operating loss and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.
Share-Based Compensation

The Company accounts for share-based compensation in accordance with ASC 718, Compensation — Stock Compensation, under which shared based payments that involve the issuance of Common Stock to employees and non-employees and meet the criteria for equity-classified awards are recognized in the financial statements as compensation expense based on the fair value on the date of grant.

Prior to the Business Combination the Company issued stock options to purchase shares of common stock (“Options”) to employees and non-employees under the Xos, Inc. 2018 Stock Plan (the “2018 Stock Plan”). The Company allows employees to exercise options prior to vesting. The Company considers the consideration received for the early exercise of an option to be

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
a deposit and the related amount is recorded as a liability. The liability is relieved when the options vest. The Company has the right to repurchase any unvested (but issued) shares upon termination of service of an employee at the original exercise price. The Company stopped issuing options under the 2018 Stock Plan in the fourth quarter of 2020.

The Company estimates the fair value of options on the date of the grant using the Black-Scholes option pricing model. Each of the Black-Scholes inputs generally require significant judgement, including the assumptions discussed below.

•Fair value of Common Stock – equals the closing stock price on the day of award grant.

•Expected term – the expected term represents the period that the Company’s Options are expected to be outstanding and is determined based on the “simplified” method, as prescribed in SEC Staff Accounting Bulletin (SAB) No. 107. The expected term of non-employee options is equal to the contractual term.

•Risk-free rate – the risk-free interest rate is based on the interest rate payable on the U.S. Treasury securities with an equivalent expected term of the options.

•Expected volatility – the Company determines the price volatility factor based on the historical volatilities of several publicly listed peer companies as the Company does not have trading history for its Common Stock.

•Expected dividend yield – the expected dividend yield assumption is based on the Company’s current expectations about its anticipated dividend policy.
Recent Accounting Pronouncements Issued and Adopted:

ASC 718, Compensation — Stock Compensation: In June 2018, the FASB issued ASC 718, Compensation — Stock Compensation, as part of its simplification initiative to identify and refine areas where cost and complexity can be refined while providing more useful information to users of financial statements. The new guidance requires equity classified share-based payment awards issued to nonemployees to be measured on the grant date, instead of being re-measured through the performance completion date under the previous guidance.
The Company adopted ASC 718 as part of its issuance and implementation of the 2018 Stock Plan.
Recent Accounting Pronouncements Issued and not yet Adopted:

ASC 842, Leases: In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), as subsequently amended, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors), and replaces the existing guidance in ASC 840, Leases. The new standard also requires lessees to recognize operating and finance lease liabilities and corresponding right-of-use (“ROU”) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. The Company is required to adopt the standard on January 1, 2022 and is currently evaluating the full impact that ASU 2016-02 will have on the financial statements and related disclosures.

The adoption of the new lease standard on January 1, 2022 will likely have a material impact on the Company’s consolidated financial statements, the most significant of which would be the recognition of ROU assets and lease liabilities for operating leases on the consolidated balance sheet.

Note 3 — Recapitalization and Contingent Earn-out Shares Liability

Recapitalization

As discussed in Note 1, on August 20, 2021, Legacy Xos and NextGen consummated the Business Combination contemplated by the Merger Agreement. Xos has been determined to be the accounting acquirer based on evaluation of the following facts and circumstances:

•Xos stockholders have the largest voting interest in the post-combination company;

•The board of directors of Xos is authorized to be up to nine members and had six members designated at the time of closing, and Xos having the ability to nominate the majority of the members of the board of directors as of closing;

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
•Xos management holds executive management roles (including Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and Chief Technology Officer, among others) for the post-combination company and is responsible for the day-to-day operations;

•The post-combination company assumed the Xos name: “Xos, Inc.”; and

•The intended strategy of the post-combination entity continued Legacy Xos’ strategy of being a leader in the electric vehicle industry.

Accordingly, all historical financial information presented in these combined and consolidated financial statements represents the accounts of Legacy Xos and its wholly owned subsidiaries “as if” Legacy Xos is the predecessor and legal successor. The historical operations of Legacy Xos are deemed to be those of the Company. Thus, the financial statements included in this report reflect (i) the historical operating results of Legacy Xos prior to the business combination; (ii) the combined results of NextGen and Legacy Xos following the Business Combination; and (iii) the assets and liabilities of Legacy Xos at their historical cost. No step-up basis of intangible assets or goodwill was recorded in the business combination transaction consistent with the treatment of the transaction as a reverse capitalization.

In connection with the Business Combination, each share of Legacy Xos Common Stock and Legacy Xos Preferred Stock issued and outstanding immediately prior to the Business Combination (with each share of Legacy Xos Preferred Stock being treated as if it were converted into Legacy Xos Common Stock immediately prior to the Business Combination) converted into the right to receive 1.956440 shares (the “Exchange Ratio”) of Common Stock.

Also, in connection with the Business Combination, the following occurred:

•the merger of Legacy Xos into a wholly owned subsidiary of NextGen, with Legacy Xos surviving the merger as a wholly owned subsidiary of NextGen, with the combined company is referred to as “Xos”;

•142,584,621 shares of Common Stock issued, including: (i) the Legacy Xos’ Common Stock, and (ii) Legacy Xos’ Preferred Stock, including the exercise and conversion of Legacy Xos’ Preferred Stock warrant (as if the Legacy Xos Preferred Stock had converted into the Legacy Xos’ Common Stock immediately prior to the reverse merger);

•the issuance and sale of 19,600,000 shares of Common Stock (PIPE investment) for a purchase price of $10.00 per share and an aggregate purchase price of $196.0 million (which excludes the sale of 2,000,000 shares in the aggregate for a purchase price of $10.00 per share and an aggregate purchase price of $20.0 million pursuant to an offering of Common Stock by the founders of Legacy Xos). On the Closing Date, one of the PIPE Investors, Grantchester C Change, LLC., did not fund their $4.0 million committed amount under the binding Subscription Agreement.;

•the settlement of the outstanding underwriting fees incurred in connection with the initial public offering of NextGen on October 9, 2020, for which the final cash amount owed was $11.2 million;

•the settlement of the direct and incremental transaction costs incurred prior to, or concurrent with, the closing of the business combination in the amount of $44.2 million, which are recorded as reduction to additional paid-in capital;

•the recognition of contingent earn-out interests provision as liability with a fair value of $101.7 million on the day of the merger consummation; and,

•the assumption of the Public Warrants (12,499,964 units) and Private Placement Warrants (6,333,334 units) at fair value of $17.9 million on the day of merger consummation.

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
The net proceeds from the Business Combination, as reported in the consolidated statement of cash flows for the nine months ended September 30, 2021, within the financing section are summarized below (in thousands):

Cash from NextGen trust, net of redemptions	$76,145
Cash from PIPE investment	196,000
Less: fees paid to the underwriters, including NextGen’s IPO underwriters	(24,285)
Less: other transaction costs	(31,139)
Net cash received from the business combination	$216,721

The number of shares of Common Stock issued in connection with the transaction follows:

Third party PIPE investors	19,600,000
NextGen sponsor and related parties	7,613,884
NextGen public shareholders	9,375,000
Xos stockholders	125,595,737
Total shares of Common Stock issued in the Business Combination	162,184,621

Contingent Earn-out Shares Liability

The Company has a contingent obligation to issue 16.2 million shares (the “Earn-out Shares”) of Common Stock and grant 261,000 restricted stock units (“Earn-out RSUs”) to certain stockholders and employees upon the achievement of certain market share price milestones within specified periods following the Business Combination on August 20, 2021.

The Earn-out Shares will be issued in tranches based on the following conditions:

i.If the volume-weighted average closing share price (“VWAP”) of the Common Stock equals or exceeds $14.00 per share for any 10 trading days within any consecutive 20-trading day period between the merger closing date and the five year anniversary of such closing date (“Earn-out Period”), then the Company is required to issue an aggregate of 5.4 million shares (“Tranche 1 Earn-out Shares”) of Common Stock to holders with the contingent right to receive Earn-out Shares (excluding any Earn-out RSUs). If after Closing and during the Earn-out Period, there is a Change in Control (as defined in the Merger Agreement), the Company is required to issue Tranche 1 Earn-out Shares when the value per share of the Company is equal to or greater than $14.00 per share, but less than $20.00. If there is a change in control where the value per share of commons stock is less than $14.00, then the Earn-out Shares shall terminate prior to the end of the Earn-out Period and no common stock shall be issuable.

ii.If the VWAP of the Common Stock equals or exceeds $20.00 per share for any 10 trading days within any consecutive 20-trading day period during the Earn-out Period, then the Company is required to issue an aggregate of 5.4 million shares (“Tranche 2 Earn-out Shares”) of Common Stock to holders with the contingent right to receive Earn-out Shares (excluding any Earn-out RSUs). If after Closing and during the Earn-out Period, there is a Change in Control (as defined in the Merger Agreement), the Company is required to issue Tranche 2 Earn-out Shares when the value per share of the Company is equal to or greater than $20.00 per share, but less than $25.00.

iii.If the VWAP of the Common Stock equals or exceeds $25.00 per share for any 10 trading days within any consecutive 20-trading day period during the Earn-out Period, then the Company is required to issue an aggregate of 5.4 million shares (“Tranche 3 Earn-out Shares”) of Common Stock to holders with the contingent right to receive Earn-out Shares (excluding any Earn-out RSUs). If after Closing and during the Earn-out Period, there is a Change in Control (as defined in the Merger Agreement), the Company is required to issue Tranche 3 Earn-out Shares when the valuer per share of the Company is equal to or greater than $25.00 per share.

Pursuant to the guidance under ASC 815, Derivatives and Hedging, the right to Earn-out Shares was classified as a Level 3 fair value measurement liability, and the increase or decrease in the fair value during the reporting period is recognized in the condensed consolidated statement of operations accordingly. The fair value of the Earn-out Shares liability was estimated using

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
the Monte Carlo simulation of the stock prices based on historical and implied market volatility of a peer group of public companies.

As of August 20, 2021, the initial fair value of the Earn-out Shares liability was recognized at $101.7 million with a corresponding reduction from the additional paid-in capital in stockholders’ (deficit) equity. As of September 30, 2021, the fair value of the Earn-out Shares liability was estimated to be $53.5 million. The Company recognized a gain on the fair value change in Earn-out Shares liability of $48.2 million in its condensed consolidated statements of operations for the three and nine months ended September 30, 2021.

In regards the Earn-out RSUs, which is covered by ASU 718, Compensation — Stock Compensation. the allocated fair value to the Earn-out RSU component will be recognized as share-based compensation expense over the vesting period commencing on the grant date of the award.

Note 4 — Convertible Notes

Between 2016 through 2020, the Legacy Xos issued approximately $21.5 million of convertible notes payable, with maturities ranging from ten years to less than one year at issuance. The convertible notes were to be automatically converted upon Legacy Xos obtaining additional equity financing, or in some cases, a change in control. Proceeds from the converted note issuances were primarily used to fund Legacy Xos’ operations during these periods. As of September 30, 2021, Legacy Xos converted all $21.5 million of convertible notes to Legacy Xos’ Preferred Stock, which was converted to Common Stock upon merger consummation.

At December 31, 2020, the carrying value of the convertible notes, which approximates fair value, was as follows (in thousands):

December 31, 2020
Convertible notes, current portion	$21,540
Debt discount recognized	(4,884)
Debt discount amortized	1,704
Net convertible notes, current portion	$18,360

All of the converted notes bore simple interest at a rate of 8.0%. Interest on the notes was accumulated until the earlier of maturity or a transaction that triggered exercise of the conversion feature. All of the notes were unsecured and had varying maturity dates, as described below.

For disclosure purposes, management has divided the convertible notes into three groups: Group 1 Converted Notes, Group 2 Converted Notes, and a Group 3 Converted Note.

Group 1 Converted Notes
Group 1 Converted Notes consisted of notes with an aggregated issue amount of $6.4 million, with ten years maturities ranging from December 2026 to July 2029, and that provide for two distinct resolutions: (a) payment of principal and accrued interest in cash at maturity, or (b) conversion to a form of equity interest in Legacy Xos at the lesser of (i) eighty percent (80%) to ninety percent (90%) of the per share price of the equity issued in the qualified financing or (ii) a valuation cap divided by a fully diluted capitalization. Principal and accrued interest is payable at the maturity date. The valuation cap ranges from $10,000 to $200,000 and varies by issuance.

The conversion at a discount to the subsequent qualified financing was evaluated as an embedded put feature requiring bifurcation as a separately recorded derivative liability instrument. The conversion based upon the stated valuation cap and fully diluted capitalization was evaluated as a conversion feature and did not require bifurcation as an embedded derivative. This conversion feature had zero intrinsic value on the commitment date. The bifurcated derivative feature of the Group 1 Converted Notes was recorded as a debt discount which is amortized to interest expense over the life of the respective converted note. The Company incurred debt discounts totaling $0.5 million related to the conversion feature. The unamortized debt discounts at conversion, equaled $1.2 million at conversion and were eliminated upon conversion in accordance with ASC 470.

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Group 2 Converted Notes
Group 2 Converted Notes consisted of notes with an aggregated issue amount of $14.1 million, with varying maturities ranging from March 2021 to August 2030, and of varying issuance dates that provide for four distinct resolutions: (a) payment of principal and accrued interest in cash at maturity, (b) conversion to a form of equity interest in Legacy Xos issued in a subsequent qualified financing at the lesser of (i) eighty percent (80%) to ninety percent (90%) of the per share price of the equity issued in the qualified financing or (ii) a valuation cap of $60,000,000 divided by the fully diluted capitalization, or (c) following certain corporate transactions, including a change in control a settlement in cash at an amount equal to the accrued interest plus three times the principal balance of the note or converted into Common Stock at a price per share equal to a valuation cap of $60,000,000 divided by the fully diluted capitalization, or (d) optionally converted into Common Stock at maturity at a per share price obtained by dividing $30,000,000 valuation cap by the fully diluted capitalization. Principal and accrued interest is payable on the maturity date. The conversion at a discount to the subsequent qualified financing, and the cash settlement following certain corporate transactions, were evaluated as embedded put features requiring bifurcation as a separately recorded derivative instruments. The conversion based upon the stated valuation cap and fully diluted capitalization was evaluated as a conversion feature and did not require bifurcation as an embedded derivative. This conversion feature had zero intrinsic value on the commitment date. The fair value of the bifurcated derivatives of the Group 2 Converted Notes was recorded as a debt discount which is amortized to interest expense over the life of the respective converted note. The Company incurred debt discounts totaling $5.2 million. The unamortized debt discounts at conversion, equaled $4.0 million at conversion and were eliminated upon conversion in accordance with ASC 470.

Group 3 Converted Note
The Group 3 Converted Note is a single note with a $1.0 million issue amount in December 2018, maturing in December 2020. This note was converted in the first quarter of fiscal year 2021. The noteholder elected to wait for conversion rather than collect the principal and accrued interest amounts. The Group 3 Converted Note allowed for payment in cash at maturity or, in the event of a conversion event, a conversion of the principal and accrued interest of the note into two percent (2%) of the outstanding equity of the Company after the conversion transaction.

The conversion into 2% of the outstanding equity was evaluated as a conversion feature and did not require bifurcation as an embedded derivative. This conversion feature had zero intrinsic value on the commitment date, accordingly, no discount on the debt issuance was recorded and no discount had been amortized during the periods under presentation. However, during the fourth quarter of 2020, it became evident that all the converted notes were likely to be exercised and it was possible to determine an intrinsic value of the conversion feature. Accordingly, as of September 30, 2021, the Company recognized a discount on the converted note of $0.6 million and an offsetting derivative liability in the same amount. Due to the immediacy of conversion, the discount on the Group 3 Converted Note was not amortized.

Note 5 — Equity
Xos Common and Preferred Stock
The Company is authorized to issue two classes of stock to be designated, respectively, “Common Stock” and “Preferred Stock.” The total number of shares which the Company is authorized to issue is 1,010,000,000 shares. 1,000,000,000 shares shall be Common Stock, each having a par value of one-hundredth of one cent ($0.0001). 10,000,000 shares shall be Preferred Stock, each having a par value of one-hundredth of one cent ($0.0001).
Voting Rights: Each outstanding share of Common Stock shall entitle the holder thereof to one vote on each matter properly submitted to the stockholders of the Company for their vote; provided, however, that, except as otherwise required by law, holders of Common Stock shall not be entitled to vote on any amendment to this Certificate of Incorporation (including any certificate of designation filed with respect to any series of Preferred Stock) that relates solely to the terms of one or more outstanding series of Preferred Stock if the holders of such affected series are entitled, either separately or together as a class with the holders of one or more other such series, to vote thereon by law or pursuant to this Certificate of Incorporation (including any certificate of designation filed with respect to any series of Preferred Stock).
Preferred Stock: The Preferred Stock may be issued from time to time in one or more series. The Board of Directors of the Company (the “Board of Directors”) is hereby expressly authorized to provide for the issue of all or any number of the shares of

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
the Preferred Stock in one or more series, and to fix the number of shares and to determine or alter for each such series, such voting powers, full or limited, or no voting powers, and such designation, preferences, and relative, participating, optional, or other rights and such qualifications, limitations, or restrictions thereof, as shall be stated and expressed in the resolution or resolutions adopted by the Board of Directors providing for the issuance of such shares and as may be permitted by the DGCL. The Board of Directors is also expressly authorized to increase (but not above the total number of authorized shares of the class) or decrease (but not below the number of shares of such series then outstanding) the number of shares of any series subsequent to the issuance of shares of that series. In case the number of shares of any series shall be decreased in accordance with the foregoing sentence, the shares constituting such decrease shall resume the status that they had prior to the adoption of the resolution originally fixing the number of shares of such series.
Legacy Xos’ Preferred Stock
During the fourth quarter of 2020, Legacy Xos executed a financing round and issued shares of preferred stock (the “2020 Series A Financing’’). The 2020 Series A Financing included the authorization of 25,794,475 shares of Legacy Xos Preferred Stock in classes A through A-10. The shares of Class A Legacy Xos Preferred Stock was allocated to investors who contributed new money to Legacy Xos, while the shares of Class A-1 through A-10 Legacy Xos Preferred Stock were issued in exchange to convertible note holders. As part of this raise, 1,411,764 shares of Class A Legacy Xos Preferred Stock and one warrant exercisable for 319,411 shares of Class A Legacy Xos Preferred Stock were issued for aggregate cash proceeds of $9.6 million and a subscription receivable for $2.4 million. During the quarter ended March 31, 2021, the Legacy Xos issued an additional 3,739,846 shares of Class A Legacy Xos Preferred Stock raising $31.8 million in cash proceeds, and the conversion of the SAFE Note (refer to Note 8).
As part of this transaction, Legacy Xos converted $21.5 million of convertible notes and $2.5 million in accrued interest into 21,570,308 shares of Class A-1 through A-10 Legacy Xos Preferred Stock. These exchanges from convertible notes into shares of Legacy Xos Preferred Stock included transactions with both related and unrelated parties. The differences between the total carrying value of the converted notes held by third parties, and the fair value of the issued shares of Legacy Xos Preferred stock, was recorded as realized loss on debt extinguishment in the consolidated statement of operations.
We have determined the fair value of the issued shares of Legacy Xos Preferred Stock in connection with the note conversion using market rates experienced in other non-related party transactions, through the issuance of shares of Legacy Xos Preferred Stock. As some of the converted third-party notes have voting rights and others do not, the fair value of non-voting shares were reduced by 3%.
Concurrent with the Business Combination, outstanding shares of Legacy Xos Preferred Stock were converted into shares of Common Stock in accordance with the Exchange Ratio.
Note 6 — Derivative Instruments

Public and Private Placement Warrants

As of September 30, 2021, the Company had 12,499,964 Public Warrants and 6,333,334 Private Placement Warrants outstanding, with fair values of $13.2 million and $6.7 million, respectively.

The Public Warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire on August 20, 2026 or earlier upon redemption or liquidation. The Public Warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire on August 20, 2026 or earlier upon redemption or liquidation. The Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade. The Public Warrants became exercisable; provided that the Company has an effective registration statement under the Securities Act covering the issuance of the Common Stock issuable upon exercise of the Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their Warrants on a cashless basis under the circumstances specified in the warrant agreement). A registration statement was filed with the SEC covering the issuance of the Common Stock issuable upon exercise of the Warrants, and the Company will use its commercially reasonable efforts to maintain the effectiveness of such registration statement and a current prospectus relating to those shares of Common Stock until the Public Warrants expire or are redeemed. If the shares of Common Stock are at the time of any exercise of a Public Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, requires holders of Public

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement.

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the Common Stock issuable upon exercise of the Private Placement Warrants were not be transferable, assignable or salable until September 19, 2021, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial shareholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Redemption of Warrants for cash when the price per Common Stock equals or exceeds $18.00:

Once the Warrants become exercisable, the Company may redeem the outstanding Warrants (except as described above with respect to the Private Placement Warrants):

•in whole and not in part;
•at a price of $0.01 per Warrant;
•upon not less than 30 days’ prior written notice of redemption to each Warrant holder; and
•if, and only if, the last reported sale price of Common Stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the Warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and the like).

The Company will not redeem the Warrants as described above unless a registration statement under the Securities Act covering the issuance of the Common Stock issuable upon exercise of the Warrants is then effective and a current prospectus relating to those Common Stock is available throughout the 30-day redemption period. If and when the Warrants become redeemable by the Company, it may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of Warrants for Common Stock when the price per share equals or exceeds $10.00:

Once the Warrants become exercisable, the Company may redeem the outstanding Warrants (including both Public Warrants and Private Placement Warrants):

•in whole and not in part;
•at $0.10 per Warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their Warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of Common Stock;
•if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like); and
•if the Reference Value is less than $18.00 per share (as adjusted), the Private Placement Warrants must also concurrently be called for redemption on the same terms as the outstanding Public Warrants, as described above.

The “fair market value” of Common Stock shall mean the average reported last sale price of Common Stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of Warrants.

In no event will the Company be required to net cash settle any Warrant. The Warrants may also expire worthless.

Warrant Liability on Legacy Xos Preferred Stock

In connection with the Series A Financing (see Note 4), the Company issued one warrant to a holder of Legacy Xos Preferred Stock (the “Legacy Xos Preferred Stock Warrant”), which permitted a purchase of up to 319,411 shares of Class A Legacy Xos Preferred Stock at an exercise price of $8.50. The Legacy Xos Preferred Stock Warrant was exercisable for 5 years from issuance date and expires on 2025 or earlier upon the consummation of a liquidation event or a SPAC transaction. The Company has classified this Level 3 derivative instrument as a liability, with fair value changes flowing through the consolidated statements of operations.

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

The Company recognized a warrant liability on the Legacy Xos Preferred Stock Warrant based on its current fair value $1.7 million as of December 31, 2020, respectively.

As of June 30, 2021, due to proximity of the expected consummation of the Business Combination, the valuation of the Legacy Xos Preferred Stock Warrant was determined using the probability weighted expected return method (“PWERM”) framework, incorporating the weighting of likely two (2) scenarios, as described more fully below:

a.Merger/public scenario: 75% probability of occurrence with per share value determined on a discounted basis using post-merger equity value of existing Xos stockholders less expected proceeds from the exercise of the Legacy Xos Preferred Stock Warrant.

b.Private scenario: 25% probability of occurrence with per share value determined based on equal 50-50 weighting of the (i) market approach (i.e., average revenue multiples derived from our peer group under the guideline public company method) and (ii) income approach (i.e., utilizing the company’s projections under the discounted cashflow method).

As of December 31, 2020, the valuation of the Legacy Xos Preferred Stock Warrant was determined based on Black-Scholes option pricing model utilizing the following assumptions:

Expected dividend yield	0%
Standard deviation of share price	0.80
Expected term	5 years
Risk-free interest rate	0.36%
Grant-date fair value (estimated)	$8.50

During the quarter ended September 30, 2021, the Legacy Xos Preferred Stock Warrant was exercised, resulting in a proceeds of $2.7 million.

Embedded Derivative Liability on Convertible Notes

The convertible notes were principally a debt financial instrument host containing embedded features and for options which would otherwise be required to be bifurcated from the debt hosts and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements under ASC 815. The Company determined that, with the 2020 Series A Financing (see Note 4), the likelihood of the notes converting had risen to a near certainty as of December 31, 2020. Accordingly, the related derivative liability for these notes were revalued assuming a probability of 100% for conversion according to the notes’ terms, causing the associated derivative liability to be valued at $6.4 million as of December 31, 2020.

The fair value of the derivative liability was estimated using a probability weighted assessment of the settlement value. The significant unobservable inputs to the fair value calculation are the estimated probability that settlement will occur as well as the timing of such settlement. These are subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, these techniques are highly volatile and sensitive to changes in inputs. Because derivative financial instruments are initially and subsequently carried at fair values, the Company’s income will reflect the volatility in these estimates and assumption changes. The Company has determined that as a result of the conversion, the probability of settlement occurring increased to 100% and adjusted the fair value of derivative liability accordingly.

The carrying value of the embedded derivative on the convertible notes was recorded as a derivative liability on the consolidated balance sheet. As of December 31, 2020, the embedded derivative liability was presented in the current classification, reflecting the Company’s anticipation of a conversion exercise. As of September 30, 2021, there was no associated balance in the derivative liability as a result of the conversion in conjunction with the Series A Financing. See Note 4 for further details.

Note 7 — Share-Based Compensation

2018 Stock Plan

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
On November 27, 2018, the Legacy Xos’ board of directors and stockholders adopted the 2018 Stock Plan. There are no shares available for issuance under the 2018 Stock Plan, however, the 2018 Stock Plan continues to govern the terms and conditions of the outstanding awards granted under the 2018 Stock Plan.

Options

As of September 30, 2021 there were 2,016,933 Options outstanding under the 2018 Stock Plan. The amount and terms of Option grants were determined by the board of directors of Legacy Xos. The Options granted under the 2018 Stock Plan generally expire within 10 years from the date of grant and generally vest over 4 years, at the rate of 25% on the first anniversary of the date of grant and ratably on a monthly basis over the remaining 36-month period thereafter based on continued service.

2021 Equity Plan

On August 19, 2021 the Company’s stockholders approved the 2021 Equity Plan, which was ratified by the Company’s board of directors on August 20, 2021. The 2021 Equity Plan provides for the grant of incentive stock options (“ISOs”), within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) to employees, including employees of any parent or subsidiary, and for the grant of no statutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, RSUs, performance awards and other forms of awards to employees, directors and consultants, including employees and consultants of Xos’ affiliates.

As of September 30, 2021, there were 3,284,383 shares of Common Stock available for issuance under the 2021 Equity Plan and no equity awards outstanding.

The Company recognized stock-based compensation expense for the nine months ended September 30, 2021, and 2020 totaling approximately $10,000 and $7,000, respectively.

Note 8 — SAFE Notes
On October 30, 2020, the Company entered into a SAFE agreement (Simple Agreement for Future Equity) totaling $30,000 issued to Elemental Excelerator (the “SAFE” Note”).
Conversion or cash-out events: In the event of an equity financing in which the Company issues and sells Preferred Stock for the purpose of raising capital and upon approval by the Company’s Board of Directors, the SAFE Notes will convert into a series of Preferred Stock of the company. The SAFE Note will convert into a number of shares of preferred stock equal to the quotient obtained by dividing (x) the principal amount of the SAFE Note by (y) the product of (A) the applicable price per share in the then-applicable financing round and (B) 80%.
The SAFE Note holder will either receive cash for its notes, or Common Stock if a liquidity event were to occur before the expiration or termination of the SAFE Note. In the event of a dissolution, the SAFE Note holder will receive the purchase amount, due and payable immediately prior to, or concurrent with, the consummation of the dissolution event. The SAFE Note will terminate or expire upon either the issuance of capital stock to the investor, or payment of the amount due to the investor.
Preference upon dissolution: Should the Company dissolve or wind-up operations prior to a conversion or cash-out event, the SAFE Note holder will be paid back their purchase amount prior to the distribution of assets to Common Stock investors and concurrent with payments for other Convertible Securities and/or Preferred Stock.
As part of its February 2021 meeting, the Company’s Board approved the conversion of the SAFE Note to Class A Preferred shares. The SAFE Note holder contributed an additional $620,000 in cash and the $30,000 SAFE Note in exchange for 76,471 preferred shares.
Note 9 — Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of insurance premiums, deposits for equipment, and software licenses which have been paid and are being amortized over the policy years. Refer to the table below for details (in thousands):

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Prepaid Expenses and Other Current Assets	September 30, 2021	December 31, 2020
Deposits (primarily deposits relating to equipment purchases)	$4,085	$—
Prepaid insurance	6,946	48
Prepaid inventories	5,325	8
Others (including software licenses)	1,484	—
Total	$17,840	$56
Note 10 — Property and Equipment, net
Property and equipment, net consisted of the following at September 30, 2021 and December 31, 2020 (in thousands):

Property and Equipment	September 30, 2021	December 31, 2020
Equipment	$2,944	$957
Furniture & fixtures	96	11
Company vehicles	759	320
Leasehold improvements	268	29
Computers, software and related equipment	857	444
Construction in progress	1,012	—
Property and Equipment, gross	5,936	1,761
Accumulated depreciation	(1,307)	(677)
Property and Equipment, net	$4,629	$1,084

Depreciation expense during the three months ended September 30, 2021 and 2020 totaled approximately $248,000 and $66,000, respectively. Depreciation expense during the nine months ended September 30, 2021 and 2020 totaled approximately $628,000 and $214,000, respectively.
Note 11 — Other Current Liabilities
Other current liabilities consisted of the following at September 30, 2021 and December 31, 2020 (in thousands):

Other Current Liabilities	September 30, 2021	December 31, 2020
Customer deposits	$1,187	$1,837
Accrued expenses (including payroll and vacation accruals)	1,151	468
Accrued interest	—	2,453
Others	498	384
Total	$2,836	$5,142

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
Note 12 — Commitments and Contingencies
Operating Leases
The Company leases office space, certain facilities and other equipment under operating lease agreements that expire at various dates. Future minimum payments under non-cancelable operating leases with initial terms of one year or more consisted of the following as of September 30, 2021 (in thousands):

2022	$1,124
2023	1,158
2024	1,192
2025	1,228
Thereafter	1,370
Total Future minimum lease payments	$6,072

Rent expense totaled $170,000 and $115,000 during the three months ended September 30, 2021 and 2020, respectively. Rent expense totaled $449,000 and $173,000 during the nine months ended September 30, 2021 and 2020, respectively. Certain of the Company’s lease agreements contain escalation clauses, and accordingly, the Company straight-lines the rent expense over the lease term.
Legal Contingencies

Legal claims may arise from time to time in the normal course of business, the results of which may have a material effect on the Company’s accompanying consolidated financial statements. As of September 30, 2021, the Company was not a party to any legal proceedings, that individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows, except for the following matters:

•NextGen has received six demand letters from putative stockholders of NextGen dated June 2, 2021, June 11, 2021, June 25, 2021, June 29, 2021, June 30, 2021 and July 6, 2021 (the “Demands”) generally alleging that the proxy statement/prospectus forming part of the registration statement on Form S-4 that NextGen filed with the SEC on May 14, 2021 omits material information with respect to NextGen’s proposed business combination with Xos. The Demands seek the issuance of corrective disclosures in an amendment or supplement to the proxy statement/prospectus. One of the Demands further alleges that the merger consideration with respect to the business combination with Xos is inadequate, and asserts that an increase in consideration should be negotiated. NextGen believes that the Demands are now moot.

•On June 14, 2021, a complaint was filed against NextGen and the members of its board of directors in the Supreme Court of New York under the caption Green v. NextGen Acquisition Corp., et al., Index No. 653766/2021 (N.Y. Sup. Ct.). The complaint alleges that the proxy statement/prospectus forming part of the registration statement on Form S-4 that NextGen filed with the SEC on May 14, 2021 omits material information, rendering the proxy statement/prospectus false and misleading. The complaint seeks an order enjoining the proposed Business Combination unless and until additional disclosures are issued; rescinding the proposed Business Combination, to the extent it closes; directing the defendants to disseminate a proxy statement that does not contain any untrue statements of material fact; declaring that the board of directors of NextGen violated their fiduciary duties; awarding costs, including attorneys’ fees and expert fees; and awarding such other relief as the court deems proper. Defendants have not yet responded to such complaint. NextGen likewise believes that the Complaint is moot.
Cal Savers Legislation

On September 26, 2016, California governor Jerry Brown signed Senate Bill 1234 implementing a program to address the growing problem of workers not being adequately prepared for retirement. Senate Bill 1234 and Senate Bill 923 provided the framework for a state sponsored program that allowed for employees to contribute to a retirement savings program at jobs that did not offer a retirement plan. The legislation required employers to allow employees to contribute to a state sponsored retirement plan or similarly comparable retirement plan or else have the employee opt-out of participating in the plan.

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
On July 1, 2019, the plan officially launched state-wide with a tiered effective date based on the number of employees. As of June 30, 2021, the Company had more than 100 employees and was therefore required to implement compliance. The Company has finalized the implementation of a standard 401(k) plan for all employees to meet the requirements of Cal Savers. The Company’s Board approved the 401(k) plan during its June 2021 meeting. The 401(k) plan became effective during the month ended June 30, 2021.
Note 13 — Related Party Transactions

The Company leases property in North Hollywood, California from the Valley Industrial Properties which is owned by the Sunseeker Trust. The Sunseeker Trust is an irrevocable trust with the beneficiary being the mother of the CEO, Dakota Semler.
The Company’s trucks utilize Metalsa, a Mexico-based automotive supplier, to provide parts and manufacturing services. Metalsa has an investment in the Company in the form of a convertible note payable which was converted as part of the Series A Financing. (See Note 4 above). Also, the owner of Fitzgerald, which is another contract manufacturer, is a stockholder of the Company.

The Company had a partial recourse promissory note in the amount of $364,000 due from the COO, Giordano Sordoni. The note was utilized to exercise options provided to him by the Company. Interest is compounded annually at a rate of 2.38%. The note was issued in the amount of $364,000 on June 24, 2019. The full balance and interest of $15,000 as of December 31, 2020 was forgiven by the Company during the first quarter of 2021.

The Company purchased two used vehicles from an entity owned by the CEO. The Company utilizes these vehicles to assist in servicing customer vehicles.

The Company converted 34 notes payable with outstanding carrying value of $18.9 million from related parties into 19,664,000 preferred shares as described above in Note 5, Equity - Legacy Xos Preferred Stock. These related parties consisted of the CEO, COO, board members, board advisors, and various trusts whose beneficiaries are relatives of the CEO.

The Company utilized employees from an entity owned by the CEO in conducting repairs and maintenance at their new headquarters. Amounts charged for these services were at the employees’ current salary rates including benefits and totaled $57,000 through September 30, 2021.

Note 14 — Income Taxes

As a C-corporation, the Company is subject to federal and state income taxes in the state of California. The Company’s income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. Significant judgments and estimates are required in the determination of the consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating its ability to recover its deferred tax assets in the jurisdiction from which they arise, the Company considers all available positive and negative evidence in evaluating its ability to recover its deferred tax assets in the jurisdiction in which they arise. These include scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, the Company begins with historical results adjusted for the results of discontinued operations and incorporates assumptions about the amount of future state and federal pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates the Company is using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, the Company will consider the last two years and interim period of operating income (loss).

As of September 30, 2021, the Company has federal and state income tax net operating loss (“NOL”) carryforwards of $53.2 million, which will expire over the next twenty years beginning in the year 2038.

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
The Company believes that it is more likely than not that the benefit from NOL carryforwards will not be realized. In recognition of this risk, the Company has provided a full valuation allowance of $15.6 million on the remaining deferred tax assets, primarily related to these NOL carryforwards. If assumptions change and the Company determines that it will be able to realize these NOLs, the tax benefits related to any reversal of valuation allowance will be adjusted in the same period.

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in multiple jurisdictions across its global operations. ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits.

The Company (1) records unrecognized tax benefits as liabilities in accordance with ASC 740 and (2) adjust these liabilities when its judgment changes as a result of the evaluation of new information not previously available. As of September 30, 2021 and December 31, 2020, the Company had not recorded any liabilities related to income tax uncertainties.

Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from its current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

Note 15 — Net Results per Share

The condensed consolidated statements of operations include the basic and diluted net results per share. The numerator in the diluted loss per share excluded the effect of the fair value gain on the contingent earn-out shares liability and common stock public and private warrants.

Basic loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common shares and the dilutive effect of contingent earn-out shares and common stock public and private warrants. Potentially dilutive shares, which consist of stock options, have been excluded from the diluted loss per share calculation as their inclusion would have been anti-dilutive, since the Company is in a net loss position.

The following table presents the potential shares that were excluded from the computation of diluted net loss per share, because their effect was anti-dilutive (in thousands):

	September 30, 2021	September 30, 2020
Options to purchase Common Stock	2,017	1,366

Note 16 — Subsequent Events
The Company evaluated all events or transactions that occurred through November 12, 2021, the date the condensed consolidated financial statements were issued.
RSU Grants
On November 10, 2021, the Company granted 356,092 restricted stock units (“RSUs”) to certain non-employee directors with total fair value of $1.7 million. The special one time non-employee director RSU grant vests over a period of three years, subject to continued service with the Company. The annual non-employee director RSU grant fully vests upon the earlier of the one year anniversary of the grant date or the Company’s next annual meeting, subject to continued service with the Company.
As of the date of this report, there were 2,928,291 shares of Common Stock available for issuance under the 2021 Equity Plan and 356,092 RSUs.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
XOS’ MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which Xos’ management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read together with the condensed consolidated financial statements and related notes that are included in this quarterly report on Form 10-Q filing (the “Report”) You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim condensed consolidated financial statements and the related notes included elsewhere in this Report, and final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, dated September 23, 2021 (the “Prospectus”). This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section entitled “Risk Factors”. Unless the context otherwise requires, references in this “Xos Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of Xos and its consolidated subsidiaries.
Overview

We are a mobility solutions company manufacturing Class 5 to 8 battery-electric commercial vehicles and facilitating fleet operations. Our mission is to decarbonize commercial transportation by developing innovative technologies and intelligent mobility solutions at the intersection of energy and software. We developed the X-Platform (our proprietary, purpose-built vehicle chassis platform) and the X-Pack (our proprietary battery system) specifically for the medium and heavy-duty commercial vehicle segment with a focus on last-mile commercial fleet operations. Our “Fleet-as-a-Service” package offers our customers a comprehensive suite of commercial products and services to facilitate electric fleet operations and seamlessly transition their traditional combustion-engine fleets to battery-electric vehicles.

Our innovative X-Platform and X-Pack provide modular features that allow us to accommodate a wide range of last-mile applications and enable us to offer clients at a lower total cost of ownership compared to traditional diesel fleets. The X-Platform, our chassis platform, and X-Pack, our battery technology, are available for purchase as part of the Xos vehicle. The X-Platform and X-Pack were both engineered to be modular in nature to allow fleet operators to customize their vehicles to fit their commercial applications (e.g., upfitting with a specific vehicle body and/or tailoring battery range) for minimal additional cost. In addition to a competitive vehicle purchase price, our technology can also drive savings throughout ownership through increased vehicle uptime, greater payload capacity and reduced service and maintenance expense. Ninety percent of vehicles in our targeted segments operate on routes under 200 miles per shift (referred to as “last-mile” routes). Vehicles that fulfill these predictable last-mile routes generally return to base hubs on a daily basis. Such vehicles are ideal candidates for electrification as operators are able to connect them to dedicated charging infrastructure. Our modular and cost-effective vehicles have been on the road and in customers’ hands since 2018, validating the durability and low-cost design of our vehicles. During the nine months ended September 30, 2021, we sold three vehicles and nine powertrains. Since inception and up to September 30, 2021, we have delivered 35 vehicles and powertrains combined. Actual sales performance during the current year is down relative to anticipated deliveries due to delay in our battery production activities, which has resulted in manufacturing backlog in our vehicle assembly line.

We have taken a conservative approach to capital deployment with our Flex manufacturing strategy, which leverages our strategic partners’ existing facilities and labor to assemble up to 5,000 vehicles annually per facility once fully ramped up at an estimated average future cost of approximately $45 million dollars per facility build out. This strategy will enable us to scale our operations in a capital efficient manner and in lockstep with market demand. We have partnered with two third-party contract manufacturer partners to operate two Flex facilities with the combined capacity to manufacture approximately up to 10,000 vehicles per year once fully ramped up. Our Flex facilities are currently tooled to produce up to approximately 2,000 vehicles per annum in total, assuming we are able to mitigate current supply chain constraints.

Our Fleet-as-a-Service product facilitates the transition from traditional internal combustion engine vehicles to battery electric vehicles and provides fleet operators with a comprehensive set of solutions and products (including, but not limited to, energy services, service and maintenance, vehicle telematics, OTA updates and financing) to transition to and to operate an electric fleet. This product offering will combine traditionally disaggregated services into a bundled service package, thus reducing the cost and friction associated with electrifying commercial fleets. Services to be offered in our Fleet-as-a-Service offerings include our proprietary technologies and in-house services (X-Platform, X-Pack, energy services, digital fleet management products, over-the-air software update technology, and a wide-range of service products) and offerings from our industry partners, such as Dickinson Fleet Services for service and maintenance and DLL for financing. Fleet-as-a-Service is expected to increase the lifetime revenue of each vehicle sold by us. As of September 30, 2021, five customers have utilized our Fleet-as-a-

Service offering. As of September 30, 2021, we have generated $2.6 million in revenue (or 47% of our revenue) from vehicle sales and $2.9 million in revenue (or 53% of our revenue) from our Fleet-as-a-Service offering.

We believe our growth in the coming years is supported by the strong secular tailwinds of climate change and e-commerce. Commercial trucks are the largest emitters of greenhouse gases per capita in the transportation industry. The U.S. federal, state and foreign governments, along with corporations such as FedEx, UPS and Amazon, have set ambitious goals to reduce greenhouse gas emissions. Simultaneously, e-commerce continues to grow rapidly and has been accelerated by changes in consumer purchasing behavior during the COVID-19 pandemic. We believe the increased regulation relating to commercial vehicles, the launch of sustainability initiatives from leading financial and corporate institutions and the rapid growth of last-mile logistics will fuel accelerated adoption of our products worldwide.

We expect both our capital and operating expenditures will increase significantly in connection with our ongoing activities, as we:

•continue to invest in research and development and further develop and commercialize our core proprietary technologies including our X-Platform chassis platform, X-Pack battery system and Fleet-as-a-Service platform;
•increase our investment in marketing and advertising, sales and distribution infrastructure to accelerate the growth in sales of our products and services;
•continue to invest in servicing our growing portfolio of vehicles on the road including account management, maintenance and service technicians and the Xosphere Intelligence Platform;
•continue to build out supply chain team as well as additional battery and vehicle Flex assembly lines to bolster manufacturing capacity and meet demand targets, and to adjust to macroeconomic changes, including supply chain shortages;
•continue to build out finance operations to maintain and improve financial controls, financial planning and risk management;
•invest in operations functions including IT, administration and human resources to maintain and improve our operational systems, processes and procedures;
•obtain, maintain, expand, and protect our intellectual property portfolio including patents, trade secrets, trademarks and copyrights; and,
•further invest in infrastructure to operate in accordance with public company standards and guidelines.

Recent Development

Consummation of the Business Combination with NextGen

On August 20, 2021, as contemplated by the Agreement and Plan of Merger, as amended on May 14, 2021, by and among NextGen, Sky Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of NextGen (“Merger Sub”), and Xos, Inc., a Delaware corporation (now known as Xos Fleet, Inc., “Legacy Xos”), consummated the merger transactions contemplated by the Merger Agreement (the “Closing”), whereby (i) Merger Sub merged with and into Legacy Xos, the separate corporate existence of Merger Sub ceased and Legacy Xos became the surviving corporation and a wholly owned subsidiary of NextGen (such transaction the “Merger” and, collectively with the Domestication, the “Business Combination”).. As a result of the Merger, NextGen completed the domestication, Merger Sub merged with and into Xos Fleet, Inc. (which was formerly known as Xos, Inc.), the separate corporate existence of Merger Sub ceased and Xos Fleet, Inc. was to be the surviving corporation and a wholly owned subsidiary of NextGen, and NextGen changed its name to “Xos, Inc.” Xos Fleet, Inc. is the accounting predecessor and the combined entity will be the successor SEC registrant, and Xos’ financial statements for previous periods will be disclosed in the registrant’s future periodic reports filed with the SEC.

The completion of the Business Combination generated $216.7 million cash (including proceeds from NextGen trust account and PIPE investment less transaction costs and redemptions).
Comparability of Financial Information
Our future results of operations and financial position may not be comparable to historical results as a result of the Business Combination.
Business Combination and Public Company Costs
The Business Combination is accounted for as a reverse recapitalization. Under this method of accounting, NextGen has been treated as the acquired company for financial statement reporting purposes. The most significant change in the successor’s future reported financial position and results is an increase in cash by $216.7 million, net of transaction costs and redemptions. Total non-recurring transaction costs was approximately $55.4 million.

As a consequence of the completion of the Business Combination, we became the successor to an SEC-registered and Nasdaq-listed company with ticker “XOS”, which has required us and will continue to require us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We have incurred and expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.

Key Factors Affecting Operating Results
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Item 1A. Risk Factors of this Report..
Successful Commercialization of our Products and Services
We expect to derive future revenue from sales of our vehicles, battery systems and Fleet-as-a-Service offering. As many of these products are in development, we will require substantial additional capital to continue developing our products and services and bring them to full commercialization as well as fund our operations for the foreseeable future. Until we can generate sufficient revenue from product sales, we expect to finance our operations through commercialization and production with proceeds from the Business Combination. The amount and timing of our future funding requirements, if any, will depend on many factors, including the pace and results of our commercialization efforts.
Customer Demand
We have sold a limited number of our vehicles to our existing customers, have agreements with future customers and have received interest from other potential customers. We expect that the sales of our vehicles and services to our existing and future customers will be an important indicator of our performance.
Production of Lyra Series, Improved Battery Pack System

The Company has begun the production of the Lyra Series of battery packs to be installed on all new Xos vehicles beginning in the fourth quarter of 2021. The Lyra series of battery packs features a 52% improvement in gravimetric energy density and a 45% improvement in volumetric energy density, and is compatible with all Xos on-highway vehicles. The battery packs come in two configurations: Lyra 30 (29.4kWh) and Lyra 60 (61.8kWh) offering 25 and 50 miles of range, respectively. Each pack features individual, recirculated air cooling and an independent battery management system, offering improved reliability and the ability to mix-and-match packs to cater to each customer’s unique range requirements.
Supply Chain Management

As described more fully below, there are certain areas in our supply chain management that have been disrupted due to global economic conditions and the prolonged effect of the COVID-19 pandemic. Our ability to find alternative solutions to meet customer demands will affect our financial performance.

Global economic conditions, which the COVID-19 pandemic has contributed to, has impacted our ability to source certain of our critical inventory items. The series of restrictions imposed and the speed and nature of the recovery in response to the pandemic has placed a burden on our supply chain management, including but not limited to the following areas:

•Semiconductor chip shortage: The global silicon semiconductor industry has experienced a shortage in supply and difficulties in ability to meet customer demand. This shortage has led to an increase in lead-times of production of semiconductor chips and components since the beginning of 2020.

•Battery cells: The battery cell industry is facing a shortage in supply which is causing suppliers to limit customer allocations.

•Supply limitation on vehicle bodies and aluminum: Vehicle body suppliers are currently experiencing elevated pricing or a shortage of key materials such as aluminum.

Despite supply chain disruptions, we have continued to source inventory for our vehicles and our purchasing team has been working with vendors to find alternative solutions to areas where there are supply chain constraints. Where appropriate and critical, we have placed orders in advance of projected need to try and offset disruptions. While we are working to minimize the impact of these supply limitations, we can not be certain that all inventory will be able to be delivered in time for production plans.

Tightness in supply availability could lead to previously unforeseen cost and delivery pressures on certain material and logistical costs for the remainder of the year and early 2022. As the Company accelerates execution of its strategic plans Business Combination, we will endeavor to be strategic in our cost action plans, including working with various vendors and service providers to provide us cost-effective arrangements.

Impact of COVID-19

As the COVID-19 pandemic continues to evolve, including the continued spread of the Delta variant in the U.S. and other countries and the potential emergence of other SARS-CoV-2 variants that may prove especially contagious or virulent, the ultimate extent of the impact on our businesses, operating results, cash flows, liquidity and financial condition will be primarily driven by the severity and duration of the pandemic, the pandemic’s impact on the U.S. and global economies. During the nine-month period ended September 30, 2021, despite the continued COVID-19 pandemic, we continued to operate our business at full capacity, including all of our manufacturing and research and development operations, with the adoption of enhanced health and safety practices including an indoor mask policy and vaccination policy for our employees who work onsite. Although we have made our best estimates based upon current information, actual results could materially differ from the estimates and assumptions developed by management. Accordingly, it is reasonably possible that the estimates made in the financial statements have been, or will be, materially and negatively impacted in the near term as a result of these conditions, and if so, we may be subject to future impairment losses related to long-lived assets as well as changes to valuations.

Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Xos and its wholly owned subsidiaries, Legacy Xos and Rivordak. All significant intercompany accounts and transactions have been eliminated in consolidation. All long-lived assets are maintained in, and all losses are attributable to, the United States.
Currently, we conduct business through one operating segment. We are an early-stage growth company with minimal commercial operations and our activities to date have been conducted exclusively within North America. For more information about our basis of operations, refer to Note 1 in the accompanying unaudited condensed consolidated financial statements for more information.
Components of Results of Operations
Revenues
To date, we have primarily generated revenues from the sale of electric step van and stripped chassis vehicles and battery systems and the licensing of our software systems. Our stripped chassis is our vehicle offering that comprises our X-Platform electric vehicle base and X-Pack battery systems, which customers can upfit with their preferred vehicle body. As we continue to expand our commercialization, we expect our revenue to come from these products and other vehicle offerings including chassis cabs, which will feature our chassis and powertrain with the inclusion of a proprietary designed cab, and tractors, a shortened version of the chassis cab designed to haul trailers (also known as “day cabs”), that travel in last-mile use cases. In addition, we will offer a full suite of service offerings including energy services, service and maintenance, telematics and financing.
Revenue consists of product sales, inclusive of shipping and handling charges, net of estimates for customer allowances. Revenue is measured as the amount of consideration we expect to receive in exchange for delivering products. All revenue is recognized when we satisfy the performance obligations under the contract. We recognize revenue by delivering the promised products to the customer, with the revenue recognized at the point in time the customer takes control of the products. For shipping and handling charges, revenue is recognized at the time the products are delivered to or picked up by the customer. The majority of our current contracts have a single performance obligation, which is met at the point in time that the product is delivered, and title passes, to the customer, and are short term in nature.

Cost of Goods Sold
To date, our cost of goods sold has included materials and other direct costs related to production of our vehicles, including components and parts, batteries, and direct labor costs, among others. Materials include inventory purchased from suppliers, as well as assembly components that are assembled by company personnel. Direct labor costs relate to the wages of those individuals responsible for the assembly of vehicles delivered to customers. We are continuing to undertake efforts to find more cost-effective vendors and sources of parts to lower our overall cost of production. Direct labor and overhead costs relate primarily to expenses incurred through our third-party manufacturing partners. We expect these expenses to increase in future periods as production volume increases to meet expected growth in customer demand.
Research and Development Expense
Research and development (“R&D”) expenses consist primarily of costs incurred for the design and development of our vehicles and battery systems, which include:
•Expenses related to materials and, supplies consumed in the development and modifications to existing vehicle designs, new vehicle designs contemplated for additional customer offerings, and our battery pack design;
•Fees paid to third parties such as consultants and contractors for engineering and computer-aided design (CAD) work on vehicle designs and other third-party services; and,
•Payroll expense for employees primarily engaged in R&D activities.
We expect our research and development costs to increase materially for the foreseeable future as we continue to invest in research and development of our battery systems, chassis design and certain other technologies. As such, we expect salaries, benefits, and expenses related to those employees whose primary function is in the design and development of new and redesigned vehicle and battery design (primarily in our engineering department) to increase and be allocated.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of expenses related to our marketing of vehicles and brand initiatives. These marketing efforts include travel expenses of our sales force who are primarily responsible for introducing our platform and offerings to potential customers. Expenses related to web design, marketing and promotional items, and consultants who assist in the marketing of the Company are also included in these expenses.
We expect these expenses to increase for the foreseeable future as travel expands due to the planned expansion of our sales team and increasing deployment of both direct and indirect marketing efforts. We expect an increase in our cost of sales and marketing expenses as we expand our ongoing hybrid distribution strategy that utilizes both direct distribution and indirect distribution through partnerships with our dealer network.
General and Administrative Expenses
General and administrative expenses (“G&A”) consist of personnel-related expenses, outside professional services, including legal, audit and accounting services, as well as expenses for facilities, non-sales related travel, and general office supplies and expenses. Personnel-related expenses consist of salaries, benefits, stock-based compensation, and associated payroll taxes. Overhead items including rent, insurance, utilities, and other items are included as G&A expenses.
We expect our G&A to increase for the foreseeable future as we scale headcount with the growth of our business, and as a result of operating as a public company, including compliance with the rules and regulations of the SEC, legal, audit, additional insurance expenses, investor relations activities, and other administrative and professional services. We also expect to begin to allocate personnel-related expenses to the departments in which employees provide their primary service, including sales and marketing, and research and development. Corporate executives, finance legal and other administrative functions’ personnel-related expenses will remain as G&A expense.
Depreciation Expense
Depreciation is provided on property and equipment over the estimated useful lives on a straight-line basis. Upon retirement or disposal, the cost of the asset disposed, and the related accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statement of loss. No depreciation is allocated to cost of goods sold, research and development, or general and administrative expenses.

Interest Expense
Interest expense includes interest paid on our equipment loans and convertible notes, as well as the amortization of the associated discount on the convertible notes.
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2021 and 2020
The following table sets forth our historical operating results for the periods indicated:

	For the Three Months Ended September 30,
(in thousands)	2021	2020	$ Change	% Change
Revenues	$357	$1,125	$(768)	(68%)
Cost of goods sold	418	1,161	(743)	(64%)
Gross margin	(61)	(36)	(25)	69%
Operating Expenses
Research and development	3,237	727	2,510	345%
Sales and marketing	549	65	484	745%
General and administrative	10,211	2,198	8,013	365%
Depreciation	248	66	182	276%
Total Operating Expenses	14,245	3,056	11,189	366%
Loss from Operations	(14,306)	(3,092)	(11,214)	363%
Other Income (Expenses)
Interest expense	(65)	(867)	802	(93)%
Change in fair value of derivatives	1,066	—	1,066	100%
Change in fair value of contingent earn-out shares liability	48,202	—	48,202	100%
Miscellaneous	(1)	—	(1)	100%
Total Other Income (Expenses)	49,202	(867)	50,069	(5,775%)
Net Income (Loss)	$34,896	$(3,959)	$38,855	(981)%

	For the Nine Months Ended September 30,
(in thousands)	2021	2020	$ Change	% Change
Revenues	$1,746	$1,698	$48	3%
Cost of goods Sold	1,675	1,639	36	2%
Gross margin	71	59	12	20%
Operating Expenses
Research and development	6,867	2,440	4,427	181%
Sales and marketing	700	142	558	393%
General and administrative	19,580	4,122	15,458	375%
Depreciation	628	214	414	193%
Total Operating Expenses	27,775	6,918	20,857	301%
Loss from Operations	(27,704)	(6,859)	(20,845)	304%
Interest expense	(78)	(2,186)	2,108	(96%)
Change in fair value of derivatives	6,030	—	6,030	100%
Change in fair value of contingent earn-out shares liability	48,202	—	48,202	100%
Write-off of subscription receivable	(379)	—	(379)	100%
Realized loss on debt extinguishment	(14,104)	—	(14,104)	100%
Miscellaneous	(5)	4	(9)	(225%)
Total Other Income (Expenses)	39,666	(2,182)	41,848	(1,918%)
Net Income (Loss)	$11,962	$(9,041)	$21,003	(232%)
Revenues
Our total revenue decreased by $0.8 million or 68% from $1.1 million in the three months ended September 30, 2020 to $0.4 million in the three months ended September 30, 2021 primarily driven by decline in sales volume, due to the delay in scaling manufacturing of our new battery pack and supply chain disruption. During the three months ended September 30, 2021, we sold three powertrains, compared to six powertrains and two stepvans during the relative period in 2020.
Our total revenue increased by less than $0.1 million, or 3%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2021, primarily driven by increased stepvan sales and vehicle incentives, offset by a decline in powertrain sales. During the nine months ended September 30, 2021, we sold three stepvans and six powertrains, compared to two stepvans and 11 powertrains in the relative period in 2020.
Cost of Goods Sold
Cost of goods sold decreased by $0.7 million or 64% from $1.2 million in the three months ended September 30, 2020 to $0.4 million in the three months ended September 30, 2021. The decrease in cost of goods sold is directly attributed to the decrease in sales.
Cost of goods sold increased by less than $0.1 million, or 2%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2021. The increase is directly attributed to the slight increase in sales.
Research and Development
Research and development expenses increased by $2.5 million or 345% from $0.7 million in the three months ended September 30, 2020 to $3.2 million in the three months ended September 30, 2021. The increase was primarily due to the development of new battery designs and product offerings as well as further refinement of our chassis design. These increased costs were incurred through the utilization of consultants and software licenses who were tasked to assist company personnel in the design, development and testing of our next generation battery design and redesigning existing vehicle designs to accommodate the dimensions and requirements of the new battery packs. We classify the salaries of those individuals responsible for research and development activities from G&A expenses to R&D expenses.
Research and development expenses increased by $4.4 million, or 181%, from $2.4 million in the nine months ended September 30, 2020 to $6.9 million in the nine months ended September 30, 2021. The increase was primarily due to the development of new battery designs and product offerings as well as further refinement of our chassis design. These increased costs were incurred through the utilization of consultants and software licenses who were tasked to assist us in the design, development and testing of our next generation battery design and redesigning existing vehicle designs to accommodate the dimensions and requirements of the new battery packs. We also began classifying the salaries of those individuals responsible for research and development activities from general and administrative expenses to research and development expenses.
Sales and Marketing
Sales and marketing expense increased by $0.5 million or 745% from $0.1 million in the three months ended September 30, 2020 to $0.5 million in the three months ended September 30, 2021. The increase was primarily due to consulting fees, public relations costs, participation in tradeshows and general marketing efforts to enhance brand recognition.
Sales and marketing expense increased by $0.6 million, or 393%, from $0.1 million in the nine months ended September 30, 2020 to $0.7 million in the nine months ended September 30, 2021. The increase was primarily due to consulting fees, public relations costs, participation in tradeshows and general marketing efforts to enhance brand recognition.
General and Administrative
General and administrative expenses increased by $8.0 million or 365% from $2.2 million in the three months ended September 30, 2020 to $10.2 million in the three months ended September 30, 2021, primarily due to headcount increases in the engineering, manufacturing, supply chain, sales, legal, accounting, information technology and general and administrative functions necessary to support the business growth. We also increased our spend relating to consultants who assisted in the implementation of our new ERP system, financial processes, and legal consultants who consulted on the Business Combination. We also increased our spend on new ERP system and our new headquarters.
General and administrative expenses increased by $15.5 million, or 375%, from $4.1 million in the nine months ended September 30, 2020 to $19.6 million in the nine months ended September 30, 2021, primarily due to headcount increases in the supply chain, sales, legal, accounting, information technology and general and administrative functions necessary to support the business growth. We also increased our spend relating to consultants who assisted in the implementation of our new ERP system, financial processes, and legal consultants in connection with the Business Combination. We also increased our spend on the previously mentioned new ERP system and our new headquarters.

Depreciation Expense
Depreciation expense increased by $0.2 million or 276% in the three months ended September 30, 2020 compared to the three months ended September 30, 2021 due to increased equipment purchases.
Depreciation expense increased by $0.4 million, or 193%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2021, due to increased equipment purchases.
Interest Expense
Interest expense decreased by $0.8 million or 93% from $0.9 million in the three months ended September 30, 2020 to $0.1 million in the three months ended September 30, 2021. The interest expense in previous quarter period relates to the interest on the convertible notes, which was extinguished during the quarter ended March 31, 2021.
Interest expense decreased by $2.1 million, or 96%, from $2.2 million in the nine months ended September 30, 2020 to $0.1 million in the nine months ended September 30, 2021. The interest expense in previous quarter period relates to the interest on the convertible notes, which was extinguished during the quarter ended March 31, 2021.
Change in Fair Value of Derivatives
This represents changes in the fair value of the derivatives, mainly attributed to the conversion feature on the convertible notes issued in prior years. This convertible note was extinguished during the first quarter of 2021, resulting in the release of the derivative liability and hence, a significant fair value gain adjustment in 2021.
Change in Fair Value of Contingent Earn-out Interests Liability
This represents changes in the fair value of the contingent earn-out interests liabilities.

Write-off of Subscription Receivable
In 2020, the Company had a promissory note receivable in the amount of $364,000 due from the Company’s COO, Giordano Sordoni. The note was utilized to exercise options provided to him by the Company. The principal balance of the note and the associated accrued interest was subsequently forgiven during the nine months ended September 30, 2021. No similar transaction occurred during the six months ended September 30, 2020.
Realized Loss on Debt Extinguishment
This represents the loss on the conversion of convertible debt into preferred shares during the nine months ended September 30, 2021. No similar transaction occurred during the nine months ended September 30, 2020.
Non-GAAP Financial Measures
EBITDA and Adjusted EBITDA
“EBITDA” is defined as net loss before other non-operating expense or income, income tax expense or benefit, and depreciation and amortization. “Adjusted EBITDA” is defined as EBITDA adjusted for stock-based compensation and other non-recurring items determined by management. Adjusted EBITDA is intended as a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP. We believe that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing the Company’s financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating EBITDA and Adjusted EBITDA we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same fashion.
Because of these limitations, EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA on a supplemental basis. You should review the reconciliation of net loss to EBITDA and Adjusted EBITDA below and not rely on any single financial measure to evaluate our business.
The following table reconciles net loss to EBITDA and Adjusted EBITDA for the three months ended September 30, 2021 and 2020, respectively:

(in thousands)	Three Months Ended September 30,
	2021	2020
Net income (loss)	$34,896	$(3,959)
Interest expense, net	65	867
Depreciation	248	66
EBITDA	$35,209	$(3,026)
Change in fair value of derivatives	(1,066)	—
Change in fair value of earn-out shares liability	(48,202)	—
Stock based compensation	2	1
Adjusted EBITDA	$(14,057)	$(3,025)

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the nine months ended September 30, 2021 and 2020, respectively:

(in thousands)	Years Ended Nine Months Ended September 30,
	2021	2020
Net income (loss)	$11,962	$(9,041)
Interest expense, net	78	2,186
Depreciation	628	214
EBITDA	$12,668	$(6,641)
Change in fair value of derivatives	(6,030)	—
Change in fair value of earn-out shares liability	(48,202)	—
Stock based compensation	5	7
Adjusted EBITDA	$(41,559)	$(6,634)

Liquidity and Capital Resources

We consummated the Business Combination, which resulted in net cash proceeds of approximately $216.7 million. As of September 30, 2021, our principal sources of liquidity were our cash and cash equivalents in the amount of $207.5 million. Prior to our Series A Financing in December 2020, we had financed our operations primarily from the sales of convertible notes. In December 2020, we had the initial closing of our Series A Financing and in the first quarter of 2021, we completed the Series A Financing, including the conversion of all our convertible notes into shares Legacy Xos Preferred Stock.

As an early stage growth company, the net losses we have incurred since inception are consistent with our strategy and budget. We will continue to incur net losses in accordance with our operating plan as we continue to expand our research and development activities with respect to our vehicles and battery systems, scale our operations to meet anticipated demand and establish our Fleet-as-a-Service offering. We have realized recurring losses from operations and have cash outflows from operating activities that raise substantial doubt about our ability to continue as a going concern.
As an early-stage growth company, the net losses we have incurred since inception are consistent with our strategy and budget. We will continue to incur net losses in accordance with our operating plan as we continue to expand our research and development activities with respect to our vehicles and battery systems, scale our operations to meet anticipated demand and establish our Fleet-as-a-Service offering. We have realized recurring losses from operations and have cash outflows from operating activities that raise substantial doubt about our ability to continue as a going concern.
Our ability to access capital when needed is not assured and, if capital is not available to us when, and in the amounts needed, we could be required to delay, scale back or abandon some or all of our development programs and other operations, which could materially harm our business, prospects, financial condition and operating results.
As of the date of this Report our existing cash resources, including capital raised in the Series A Financing and Business Combination, are sufficient to support planned operations for the next 12 months. As a result, our management believes that our current financial resources are sufficient to continue operating activities for at least one year past the issuance date of the financial statements.

Cash Flows Summary
The following table provides a summary of cash flow data:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash used in operating activities	$(53,135)	$(9,849)
Net cash used in investing activities	(3,343)	(427)
Net cash provided by financing activities	253,507	15,026
Net increase in cash and cash equivalents	$197,029	$4,750
Cash Flows from Operating Activities
Our cash flows from operating activities are significantly affected by the growth of our business primarily related to research and development and selling, general, and administrative activities. Our operating cash flows are also affected by our working capital needs to support growth in inventory reserves and fluctuations in accounts payable and other current assets and liabilities.
Net cash used in operating activities was $53.1 million for the nine months ended September 30, 2021, primarily consisting of a net loss of $12.0 million from normal operations of the Company, and $19.0 million in inventory cost build-up as production ramps up.
Net cash used in operating activities was $9.8 million for the nine months ended September 30, 2020, primarily consisting of a net loss of $9.0 million from normal operations of the Company, and $1.6 million in inventory cost build-up.
Cash Flows from Investing Activities
We continue to experience negative cash flows from investing activities as we expand our business. Cash flows from investing activities primarily relate to capital expenditures to support our growth. Net cash used in investing activities is expected to continue to expand.
Net cash used in investing activities was $3.3 million for the nine months ended September 30, 2021, primarily consisting of property and equipment additions.
Net cash used in investing activities was $0.4 million for the nine months ended September 30, 2020, primarily consisting of property and equipment additions.
Cash Flows from Financing Activities
Net cash provided by financing activities was $253.5 million for the nine months ended September 30, 2021, primarily consisting of the $20.7 million proceeds from the consummation of the Business Combination (net of transaction costs and redemptions), $31.8 million proceeds from additional Series A financing in January and February 2021, $2.4 million collection of the outstanding subscription receivable and $2.7 million proceeds from the exercise of Legacy Xos Preferred Stock Warrant.
Net cash provided by financing activities was $15.0 million for the nine months ended September 30, 2020, which primarily relating to the Series A Financing in December 2020, resulting in the receipt of $15.0 million in cash and subscription receivables. As part of this financing, we also converted all of our convertible debt and accrued interest to additional shares of Legacy Xos Preferred Stock in January 2021.
Contractual Obligations and Commitments
We did not have any material contractual obligations or other commitments as of September 30, 2021, other than what’s disclosed in this Form 10-Q.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Estimates
Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) which requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenues and expenses during the reporting periods. Our most significant estimates and judgments involve valuation of share-based compensation, including the fair value of Common Stock, and the valuation of the convertible notes payable, SAFE note, and derivative liability. We base our estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to our financial statements.
There have been no material changes to our critical accounting policies and estimates as compared to those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying financial statements as of and for the year ended 2020 set forth in the Prospectus.
We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
While our significant accounting policies are described in the notes to our financial statements (see Note 2 in the accompanying audited financial statements), we believe that the following accounting policies require a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.
Share-Based Compensation
Prior to the Business Combination, we issued Options to employees and nonemployees under the Xos, Inc. 2018 Stock Plan (the “2018 Stock Plan”). As of the date of this quarterly report, the Company plans to issue Restricted Stock Units (“RSUs”) under the Xos, Inc. 2021 Equity Incentive Plan (the “2021 Equity Plan”).
We account for share-based payments that involve the issuance of shares of Common Stock to employees and nonemployees and meet the criteria for equity-classified awards as share-based compensation expense based on the grant-date fair value of the award. We issue Options and RSU awards to employees and non-employees. We believe the fair value of the award is more readily determinable than the fair value of the services received
The fair value of the options issued to employees and nonemployees was estimated at each grant date using the Black-Scholes option pricing model which requires the input of the following subjective assumptions:
(a)the length of time grantees will retain their vested awards before exercising them for employees and the contractual term of the options for nonemployees (“expected term”);
(b)The volatility of our Common Stock price over the expected term;
(c)the expected dividends rate; and
(d)the risk-free interest rate over the award’s expected term.
See Note 7 in the accompanying audited financial statements for additional discussion of the rates and terms noted above.
Public and Private Placement Warrants

As of September 30, 2021, the Company had Public Warrants and Private Placement Warrants outstanding, with fair value of $13.2 million and $6.7 million, respectively. The Private Placement Warrants are identical to the Public Warrants underlying the units sold in the initial public offering, except that the Private Placement Warrants and the Common Stock issuable upon exercise of the Private Placement Warrants were not transferable, assignable or salable until September 19, 2021, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company determined the fair value of its Public Warrants based on the publicly listed trading price of such Warrants as of the valuation date. Accordingly, the Public Warrants are classified as Level 1 financial instruments. Additionally, since the

Private Warrants are substantially the same as the Public Warrants, the Company determined the fair value of its Private Warrants based on the Public Warrant trading price. Accordingly, the Public Warrants are classified as Level 2 financial instruments

Contingent Earn-out Shares Liability

Earn-out shares represent a freestanding financial instrument classified as liabilities on the accompanying consolidated balance sheet as the Company determined that these financial instruments are not indexed to the Company’s own equity in accordance with ASC 815, Derivatives and Hedging. Earn-out shares liability were initially recorded as fair value in the Business Combination and are adjusted to fair value at each reporting date with changes in fair value recorded in change in fair value of earn-out shares liability in the consolidated statement of operations.

The earn-out triggers included a change of control provision within five years of the Closing, and achieving certain volume weighted average share prices (“VWAPs”) within five years of the Closing. These conditions result in the instrument failing indexation guidance and are properly reflected as a liability as of September 30, 2021.
Recent Accounting Pronouncements
See Note 2 to our unaudited condensed consolidated financial statements included in this filing for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and our results of operations.
Internal Control Over Financial Reporting
In connection with our internal controls over the financial reporting process we have implemented the below, to appropriately prevent or detect a material misstatement of our annual or interim financial statements, on a timely basis.
•The entire finance department was replaced and a new team was hired beginning in mid-2020. The department has been expanded since this time to continue to address and implement additional internal controls, and ensure the ability to have timely financial reporting.
•We have recruited additional personnel, in addition to utilizing third-party consultants and specialists, to supplement our internal resources.
•We have expanded cross-functional involvement and input into period end expense accruals, as well as implemented process improvements in both our IT and business cycle processes.
•We have been and continue to design and implement additional automation and integration in our financially significant systems, most recently with the implementation of our new enterprise resource planning (ERP) system.
We plan to continue to assess our internal controls and procedures and intend to take further action as necessary or appropriate to address matters we identify.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market and other risks, including the effects of changes in interest rates, inflation, and foreign currency exchange rates, as well as risks to the availability of funding sources, hazard events, and specific asset risks.
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2021, we had cash and cash equivalents of $207.4 million which are not invested in interest-bearing money market accounts for which the fair market value would be affected by changes in the general level of U.S. interest rates. Therefore, interest rates would not have a material effect on the fair market value of our cash and cash equivalents.
Foreign Currency Risk
There was no material foreign currency risk for the nine months ended September 30, 2021 and 2020.
Inflation Risk

We monitor inflation and the effects of changing prices. Inflation increases the cost of goods and services used. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset these higher costs through price increases or mitigate the impact through alternative solutions. Our inability to do so could harm our business, financial condition and results of operations.
Item 4.    Controls and Procedures
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out evaluations of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon each of their evaluations, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of the end of the fiscal quarter ended September 30, 2021.

Changes in Internal Control over Financial Reporting
During the fiscal quarter ended September 30, 2021, we completed the Business Combination and the internal controls of the Company now includes the internal controls of Legacy Xos. We are engaged in the process of design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations subsequent to the business combination, including the enhancement of our internal and external technical accounting resources.

Remediation of a Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. We became aware of the need to change the classification of our warrants when the SEC issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” on April 12, 2021. As a result, our management concluded that there was a material weakness in internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the accounting standards that apply to our accounting for complex transactions, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. These actions, which we believe remediated the material weakness in internal control over financial reporting, was completed as of September 30, 2021.

Part II - Other Information
Item1.    Legal Proceedings
From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Except for the following matters, we are not currently a party to any legal proceedings, the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations.
•NextGen has received six demand letters from putative stockholders of NextGen dated June 2, 2021, June 11, 2021, June 25, 2021, June 29, 2021, June 30, 2021 and July 6, 2021 (the “Demands”) generally alleging that the proxy statement/prospectus forming part of the registration statement on Form S-4 that NextGen filed with the SEC on May 14, 2021 omits material information with respect to NextGen’s proposed business combination with Xos. The Demands seek the issuance of corrective disclosures in an amendment or supplement to the proxy statement/prospectus. One of the Demands further alleges that the merger consideration with respect to the business combination with Xos is inadequate, and asserts that an increase in consideration should be negotiated. NextGen believes that the demands are now moot.

•On June 14, 2021, a complaint was filed against NextGen and the members of its board of directors in the Supreme Court of New York under the caption Green v. NextGen Acquisition Corp., et al., Index No. 653766/2021 (N.Y. Sup. Ct.). The complaint alleges that the proxy statement/prospectus forming part of the registration statement on Form S-4 that NextGen filed with the SEC on May 14, 2021 omits material information, rendering the proxy statement/prospectus false and misleading. The complaint seeks an order enjoining the proposed Business Combination unless and until additional disclosures are issued; rescinding the proposed Business Combination, to the extent it closes; directing the defendants to disseminate a proxy statement that does not contain any untrue statements of material fact; declaring that the board of directors of NextGen violated their fiduciary duties; awarding costs, including attorneys’ fees and expert fees; and awarding such other relief as the court deems proper. Defendants have not yet responded to such complaint. NextGen likewise believes that the Complaint is moot.
Item 1A.    Risk Factors
RISK FACTORS

Investing in our securities involves risks. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed above under “Cautionary Note Regarding Forward-Looking Statements,” you should carefully consider the specific risks set forth herein. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity and results of operations. As a result, the market price of our securities could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described in this Report are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business.

Summary of Risks:

Our business is subject to a number of known and unknown risks, uncertainties and assumptions that could cause actual results to differ materially from those projected or otherwise implied by the forward-looking statements provided herein. Below is a summary of certain material factors that may make an investment in our Common Stock speculative or risky:

•We are an early- stage company with a history of losses and expect to incur significant expenses and continuing losses for the foreseeable future.
•We will require significant capital to develop and grow our business, and we may be unable to adequately control the costs associated with our operations.
•We have yet to achieve positive operating cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.
•Our financial results may vary significantly from period to period due to fluctuations in our product development cycle and operating costs, product demand and other factors.
•Our operating and financial results forecast relies in large part upon assumptions and analyses developed by us. If these assumptions or analyses prove to be incorrect, our actual operating results may be materially different from our forecasted results.
•Our business plans require a significant amount of capital. In addition, our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends.
•Our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of your investment.

•Our Fleet-as-a-Service offering is novel in the industry and has yet to be tested in the long-term. Any failure to commercialize our strategic plans could have a material adverse effect on our operating results and business, harm our reputation and could result in substantial liabilities that exceed our resources.
•We may experience significant delays in the design, manufacturing and wide-spread deployment of our vehicles and battery system, which could harm our business, prospects, financial condition and operating results.
•Our ability to develop and manufacture vehicles and battery packs of sufficient quality and appeal to customers on schedule and on a large scale will require significant capital expenditures and is unproven and still evolving.
•We have no experience to date in high volume manufacturing of our vehicles and battery packs, and we currently rely and will continue to rely on third-party contract manufacturing partners to manufacture our vehicles, and to supply critical components and systems, which expose us to a number of risks and uncertainties outside our control, including supply shortages due to macroeconomic conditions.
•We are or may be subject to risks associated with strategic alliances or acquisitions and may not be able to identify adequate strategic relationship opportunities, or form strategic relationships, in the future.
•We are dependent on our suppliers, some of which are limited source suppliers, and the inability of these suppliers, due to increased demand or other factors, to deliver necessary components of our vehicles and battery packs at prices and volumes, performance and specifications acceptable to us, could have a material adverse effect on our business, prospects, financial condition and operating results.
•Our vehicles use lithium-ion battery cells, a class of batteries which have been observed to catch fire or vent smoke and flame.
•If we fail to manage our growth effectively, we may not be able to further design, develop, manufacture and market our vehicles or battery packs successfully.

Risks Related to our Business and Industry

We are an early-stage company with a history of losses and expect to incur significant expenses and continuing losses for the foreseeable future.

We incurred an operating loss of $27.7 million million for the nine months ended September 30, 2021. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin wide-scale deliveries of our vehicles and realize increased adoption of our Fleet-as-a-Service products, which is not expected to occur until 2023, and may occur later or not at all. If we are unable to scale to wide-scale deliveries and realize increased adoption of our Fleet-as-a-Service products, we expect to continue to incur operating and net losses.

Even if we can successfully develop our vehicles and attract additional customers, there can be no assurance that we will be financially successful. Our potential profitability is dependent upon the successful development and acceptance of our vehicles, which may not occur.

We expect the rate at which we will incur losses to be significantly higher in future periods as we:

•continue to design, develop, manufacture and market our vehicles;
•continue to utilize our third-party partners for supply and manufacturing;
•expand our manufacturing capabilities, including costs associated with contracting the assembly of our vehicles;
•build up inventories of parts and components for our vehicles;
•manufacture an inventory of our vehicles;
•expand our design, development, installation and servicing capabilities;
•further develop our proprietary battery and chassis technology;
•increases our sales and marketing activities and develop our distribution infrastructure; and
•increases our general and administrative functions to support our growing operations and to operate as a public company.

Because we will incur the costs and expenses from these efforts before we receive any incremental revenues with respect thereto, our losses in future periods will be significant. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses.

We have entered and may continue to enter into agreements and non-binding purchase orders, letters of intent and memorandums of understanding or similar agreements for sales of our vehicles, which are cancellable at the option of our customers.

We have entered and may continue enter into agreements, purchase orders, letters of intent and memorandums of understanding or similar agreements for the sale of our vehicles that include various cancellation rights in favor of the customer. For example, we have entered into binding distribution and purchase agreements for the purchase of vehicles; however, they are subject to the further entry into a definitive agreement with final pricing, warranty coverage and other terms. These purchase obligations may also be cancelled by the customer with six months’ written notice. As a result, we cannot assure that we will be able to enter into a definitive agreement or that our customers will not exercise their cancellation rights. In addition, we have entered and may continue to enter into purchase orders, letters of intent and memorandums of understanding or similar agreements that are not binding on our customer and may also be subject to modification and cancellation provisions. Any of these adverse actions related to these agreements, purchase orders, letters of intent, memorandums of understanding or any future customer contracts could harm our business, prospects, financial condition and operating results.

We will require significant capital to develop and grow our business, and we may be unable to adequately control the costs associated with our operations.

We will require significant capital to develop and grow our business, including developing and manufacturing our vehicles, establishing or expanding design, research and development, manufacturing, sales and service facilities and building our brand. We have incurred and expect to continue incurring significant expenses which will impact our profitability, including research and development expenses (including related to developing and commercializing our vehicles), raw material procurement costs, sales and distribution expenses as we build our brand and market our vehicles, and general and administrative expenses as we scale our operations, identify and commit resources to investigate new areas of demand and incur costs as a public company our ability to become profitable in the future will not only depend on our ability to complete the design and development of our vehicles to meet projected performance metrics, identify and investigate new areas of demand and successfully market our vehicles, but also to sell our vehicles at prices needed to achieve our expected margins and control our costs. If we are unable to efficiently design, develop, manufacture, market, deploy, distribute and service our vehicles, our margins, profitability and prospects may be materially and adversely affected.

We have yet to achieve positive operating cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.

We had negative cash flow from operating activities of $53.1 million for the nine months ended September 30, 2021. Our business also will at times require significant amounts of working capital to support our expected future growth and expansion of products. An inability to generate positive cash flow for the near term may adversely affect our ability to raise needed capital for our business on reasonable terms, diminish supplier or customer willingness to enter into transactions with us, and have other adverse effects that may decrease our long-term viability. There can be no assurance that we will achieve positive cash flow in the near future or at all.

We may not be able to accurately plan our production, which may result in carrying excess & obsolete raw material inventory.

We generally make decisions on our production level and timing, procurement, facility requirements, personnel needs and other resources requirements based on estimates made in light of certain production and sales forecast, our past dealings with such customers, market conditions and other relevant factors. Our customers’ final purchase orders may not be consistent with our estimates. If the final purchase orders substantially differ from our estimates, we may have excess raw material inventory or material shortages. Excess inventory could result in unprofitable sales or write-offs as our products are susceptible to obsolescence and price declines. Expediting additional material to make up for any shortages within a short time frame could result in unprofitable sales or cause us to adjust delivery dates. In either case, our results of operation would fluctuate from period-to-period.

Our financial results may vary significantly from period to period due to fluctuations in our product development cycle and operating costs, product demand and other factors.

We expect our period-to-period financial results to vary based on our operating costs and product demand, which we anticipate will fluctuate as the pace at which we continue to design, develop and manufacture new vehicles, increase manufacturing capacity and establish or expand design, research and development, manufacturing, sales and service facilities. Additionally, our revenues from period to period may fluctuate as we identify and investigates areas of demand, adjust volumes and add new product derivatives based on market demand and margin opportunities, develop and introduce new vehicles or introduce existing vehicles to new markets for the first time. As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results, especially in the short term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our financial results may not meet expectations of equity research analysts, ratings agencies or investors, who may be focused only on quarterly financial results. If any of this occurs, the trading price of our Common Stock could fall substantially, either suddenly or over time.

Our operating and financial results forecast relies in large part upon assumptions and analyses developed by us. If these assumptions or analyses prove to be incorrect, our actual operating results may be materially different from our forecasted results.

The projected financial and operating information appearing elsewhere in this prospectus reflect current estimates of future performance and incorporate certain financial and operational assumptions, including the level of demand for our vehicles, the performance and utilization of our vehicles and our battery packs, the utilization of our Fleet-as-a-Service offering, vehicle downtime, useable vehicle or battery life and related maintenance and repair costs. These assumptions are preliminary and there can be no assurance that the actual results upon which our assumptions are based will be in line with our expectations. The projections cover multiple years and such financial projections, by their nature, become subject to greater uncertainty with each succeeding year. In addition, whether actual operating and financial results and business developments will be consistent with our expectations and assumptions as reflected in our forecast depends on a number of factors, many of which are outside our control, including, but not limited to:

•whether we can obtain sufficient capital to sustain and grow our business;
•our ability to manage our growth;
•whether we can manage relationships with key suppliers and partners;
•the ability to obtain necessary regulatory approvals;
•the timing and costs of new and existing marketing and promotional efforts;
•competition, including from established and future competitors;
•ability to source certain of our critical inventory items, for instance battery cells, semiconductor chips and vehicle bodies and aluminum;
•our ability to successfully manage supply shortages and disruptions, product delivery delays, and anticipate costs and production timing in light of those challenges;
•our ability to retain existing key management, to integrate recent hires and to attract, retain and motivate qualified personnel, particularly during recent hiring difficulties in the United States;
•the overall strength and stability of domestic and international economies;
•demand for current products and future derivatives built off of the X-Platform;
•regulatory, legislative and political changes; and
•consumer preferences and spending habits.

Unfavorable changes in any of these or other factors, most of which are beyond our control, could materially and adversely affect our business, results of operations and financial results.

Our business plans require a significant amount of capital. In addition, our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends.

We expect our capital expenditures to continue to be significant in the foreseeable future as we expand our business, and that our level of capital expenditures will be significantly affected by customer demand for our vehicles and Fleet-as-a-Service offering. We expect that we will have sufficient capital to fund our currently planned operations until we generate positive free cash flow contingent on our ability to execute on key projected capital strategy initiatives, such as the cash flow from advance payments from customers for the Fleet-as-a-Service products generating recurring revenue. The fact that we have a limited operating history means we have limited historical data on the demand for our vehicles. As a result, our future capital requirements are uncertain and actual capital requirements may be different from those we currently anticipate. We may need to seek equity or debt financing to finance a portion of our capital expenditures. Such financing might not be available to us in a timely manner or on terms that are acceptable, or at all.

Our ability to obtain the necessary financing to carry out our business plan is subject to a number of factors, including general market conditions and investor acceptance of our business model. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. If we are unable to raise sufficient funds, we will have to significantly reduce our spending, delay or cancel our planned activities or substantially change our corporate structure. We might not be able to obtain any funding, and we might not have sufficient resources to conduct our business as projected, both of which could mean that we would be forced to curtail or discontinue our operations.

In addition, our future capital needs and other business reasons could require us to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or equity-linked securities could dilute our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that may restrict our operations or our ability to pay dividends to our stockholders.

If we cannot raise additional funds when we need or want them, our operations and prospects could be negatively affected.

Our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of your investment.

You must consider the risks and difficulties we face as an early-stage company with a limited operating history. If we do not successfully address these risks, our business, prospects, financial condition and operating results may be materially and adversely harmed. We were originally incorporated as a California corporation in October 2015, converted into a Delaware corporation in December 2020 and completed the Business Combination in August 2021. We have a very limited operating history on which investors can base an evaluation of our business, prospects, financial condition and operating results. We intend to derive our revenue from the sale of our vehicles and our Fleet-as-a-Service offering. There are no assurances that we will be able to secure future business with customers.

It is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected. The projected financial information appearing elsewhere has been prepared by our management and reflects current estimates of future performance and incorporate certain financial and operational assumptions, including the level of demand for our vehicles, the performance and utilization of our vehicles and our battery packs, the utilization of our Fleet-as-a-Service offering, vehicle downtime, useable vehicle or battery life and related maintenance and repair costs. The projected results depend on the successful implementation of our management’s growth strategies and are based on assumptions and events over which we have only partial or no control. The assumptions underlying such projected information require the exercise of judgement and may not occur, and the projections are subject to uncertainty due to the effects of economic, business, competitive, regulatory, legislative, political and other changes.

Our Fleet-as-a-Service offering is novel in the industry and has yet to be tested in the long-term. Any failure to commercialize our strategic plans could have a material adverse effect on our operating results and business, harm our reputation and could result in substantial liabilities that exceed our resources.

Our Fleet-as-a-Service offering is novel in the industry, which subjects us to substantial risk if this model requires significant expenditures before receipt of substantial revenue. To date, only a limited number of customers have utilized our Fleet-as-a-Service offering. Our financial projections assume pricing, subscription volume and retention of subscribers for our Fleet-as-a-Service products and services based on management’s estimates of market demand. Our financial projections also include some Fleet-as-a-Service products and services that are still in development and not yet available. Our Fleet-as-a-Service offering may not ultimately drive the demand we are forecasting and/or Fleet-as-a-Service products and services in development that are not yet commercially available may never become commercially available which may have a material impact on our ability to achieve our financial projections. You should be aware of the difficulties normally encountered by new services and products, many of which are beyond our control, including substantial risks and expenses in the course of establishing or entering new markets, organizing operations and undertaking marketing activities. The likelihood of our success with our Fleet-as-a-Service offering and our vehicles sales must be considered in light of these risks, expenses, complications, delays and the competitive environment in which we operate. Therefore, there can be no assurances that our business plan will prove successful. We may not be able to generate significant revenue, raise additional capital or operate profitably. In addition, the novelty of our Fleet-as-a-Service offering means that it has yet to be tested in the long-term and we may encounter risks and difficulties, including, but not limited to, providing energy services and related infrastructure, providing financing options, increasing service and maintenance personnel, supplying insurance and other risk products, among others, and may encounter unforeseen expenses, difficulties or delays in connection with developing the Fleet-as-a-Service offering.

We may experience significant delays in the design, manufacturing and wide-spread deployment of our vehicles and battery system, which could harm our business, prospects, financial condition and operating results.

To date, we have two classes of on-highway vehicles and a powertrain product, which can accommodate both on-highway and off-highway applications, available for delivery, as well as an additional two classes of vehicles in development and testing phases. Widespread deliveries of our vehicles to customers is not expected to begin until 2022 and may occur later or not at all. Any delay in the financing, design, development, manufacturing and release of our vehicles, could materially damage our brand, business, prospects, financial condition and operating results. There are often delays in the design, development, manufacturing and release of new vehicles, and to the extent we delay the launch of our vehicles, our growth prospects could be adversely affected as we may fail to grow our market share. For instance, we have experienced delays in our battery production activities, which has resulted in a manufacturing backlog in our vehicle assembly line. We will rely on our third-party contract manufacturing partners to build our vehicles at scale, and if we are not able to manufacture vehicles that meet our specifications, we will need to partner with other contract manufacturers or expand our manufacturing capabilities, which may cause us to incur additional costs and delay deployment of our vehicles. Furthermore, we rely on third-party suppliers for the provision and development of many of the key components and materials used in our vehicles, and to the extent we experience any delays, we may need to seek alternative suppliers. If we experience delays by our third-party outsourcing partners or suppliers, we could experience delays in delivering on our timelines.

Our ability to develop and manufacture vehicles and battery packs of sufficient quality and appeal to customers on schedule and on a large scale will require significant capital expenditures and is unproven and still evolving.

Our future business depends in large part on our ability to execute our plans to design, develop, manufacture, market, deploy and service our vehicles, which will require significant capital expenditures. Our flex manufacturing, in which we leverage existing local facilities and labor pools through strategic partnerships with third-party manufacturers, is expected to be capital- and time-efficient and is designed to allow for rapid scale and flexibility at a substantial cost reduction compared to traditional automotive manufacturing facilities. However, our flex manufacturing is a novel manufacturing strategy and has not been tested on a large scale and will still require significant expense and time.
We also retain third-party vendors and service providers to engineer, design, develop, test and manufacture some of the critical systems and components of our vehicles. While this allows us to draw from such third parties’ industry knowledge and expertise, there can be no assurance such systems and components will be successfully developed to our specifications or delivered in a timely manner to meet our program timing requirements.
Our continued development and manufacture of our vehicles and battery packs are and will be subject to risks, including with respect to:

•our ability to acquire and implement the required equipment within our Flex facilities to accurately manufacture our vehicles and battery packs within specified design tolerances
•long- and short-term durability of our vehicles and battery packs to withstand day-to-day wear and tear;
•compliance with environmental, workplace safety and similar regulations;
•engineering, designing and testing and securing delivery of critical systems and components on acceptable terms and in a timely manner;
•delays in delivery of final systems and components by our suppliers;
•shifts in demand for our X-Pack battery pack and current products and future derivatives built off the X-Platform;
•the compatibility of the X-Platform with future vehicle designs;
•our ability to attract, recruit, hire and train skilled employees;
•quality controls, particularly as we plan to expand our manufacturing capabilities;
•delays or disruptions in our supply chain, like those we have experienced over the last several months due to broader macroeconomic trends;
•other delays and cost overruns; and
•our ability to secure additional funding, if necessary.

We have no experience to date in high volume manufacturing of our vehicles and battery packs, and currently rely and will continue to rely on third-party contract manufacturing partners to manufacture our vehicles, and to supply critical components and systems, which expose us to a number of risks and uncertainties outside our control.

We do not know whether we or our current or future third-party contract manufacturing partners will be able to develop efficient, automated, low-cost manufacturing capabilities and processes that will enable us to meet the quality, price, engineering, design and manufacturing standards, as well as the manufacturing volumes, required to successfully mass market our vehicles and battery packs. Even if we and our third-party contract manufacturing partners are successful in developing our high volume manufacturing capability and processes, we do not know whether we will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors, or force majeure events, or in time to meet our product commercialization and manufacturing schedules or to satisfy the requirements of customers and potential customers. If our third-party contract manufacturing partners were to experience delays, disruptions, capacity constraints or quality control problems in our manufacturing operations, product shipments could be delayed or rejected or our customers could consequently elect to change product demand. These disruptions would negatively impact our revenues, competitive position and reputation. In addition, our current or future third-party contract manufacturing partners may rely on certain state tax incentives that may be subject to change or elimination in the future, which could result in additional costs and delays in manufacturing if a new manufacturing site must be obtained. Further, if we are unable to successfully manage our relationship with our third-party contract manufacturing partners, the quality and availability of our vehicles and battery packs may be harmed. Our third-party contract manufacturing partners could, under some circumstances, decline to accept new purchase orders from or otherwise reduce their business with us. If our third-party contract manufacturing partners stopped manufacturing our vehicles or battery packs for any reason or reduced their manufacturing capacity, we may be unable to replace the lost manufacturing capacity on a timely and comparatively cost-effective basis, which would adversely impact our operations and ability to meet delivery timelines.

Because we outsource the manufacturing of our vehicles, the cost, quality and availability of third-party contract manufacturing operations is essential to successfully manufacture our vehicles and battery packs. Our reliance on third-party contract manufacturing partners exposes us to a number of risks which are outside our control, including:

•unexpected increases in manufacturing costs;
•interruptions in shipments if a third-party contract manufacturing partner is unable to complete production in a timely manner;
•inability to control delivery schedules;

•inability to control manufacturing levels and to meet minimum volume commitments to our customers;
•inability to control manufacturing yield; and
•inability to maintain adequate manufacturing capacity.

The manufacturing facilities of our third-party contract manufacturing partners and the equipment used to manufacture our vehicles and battery packs would be costly to replace and could require substantial lead time to replace and qualify for use. The manufacturing facilities of our third-party contract manufacturing partners may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding, fire and power outages, or by health epidemics, such as the recent COVID-19 pandemic, which may render it difficult or impossible for us to manufacture our vehicles or battery packs for some period of time. The inability to manufacture our vehicles or the backlog that could develop if the manufacturing facilities of our third-party contract manufacturing partners are inoperable for even a short period of time may result in the loss of customers or harm our reputation.

Although we promote ethical business practices and our operations personnel periodically visit and monitor the operations of our third-party contract manufacturing partners, we do not control our third-party manufacturing partners or their labor and other legal compliance practices, including their environmental, health and safety practices. If our current or future third-party contract manufacturing partners violate U.S. or foreign laws or regulations, we may be subjected to extra duties, significant monetary penalties, adverse publicity, the seizure and forfeiture of products that we are attempting to import or the loss of our import privileges. The effects of these factors could render the conduct of our business in a particular country undesirable or impractical and have a negative impact on our operating results.

We are or may be subject to risks associated with strategic alliances or acquisitions and may not be able to identify adequate strategic relationship opportunities, or form strategic relationships, in the future.

We have entered into non-binding memoranda of understanding and letters of intent (“MOUs”) with certain key manufacturers, suppliers and development partners to form strategic alliances with such third parties, and may in the future enter into additional strategic alliances or joint ventures or minority equity investments, in each case with various third parties for the manufacture of our vehicles and for our Fleet-as-a-Service offering. There is no guarantee that any of our MOUs will lead to any binding agreements or lasting or successful business relationships with such key suppliers and development partners. If these strategic alliances are established, they may subject us to several risks, including risks associated with sharing proprietary information, non-performance by the third-party and increased expenses in establishing new strategic alliances, any of which may materially and adversely affect our business. We may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic third parties suffer negative publicity or harm to their reputation from events relating to our business. We may also suffer negative publicity or harm to our reputation by virtue of our association with any such third-party.
Strategic business relationships will be an important factor in the growth and success of our business. However, there are no assurances that we will be able to continue to identify or secure suitable business relationship opportunities in the future or our competitors may capitalize on such opportunities before we do. Moreover, identifying such opportunities could require substantial management time and resources, and negotiating and financing relationships involves significant costs and uncertainties. If we are unable to successfully source and execute on strategic relationship opportunities in the future, our overall growth could be impaired, and our business, prospects, financial condition and operating results could be materially adversely affected.

When appropriate opportunities arise, we may acquire additional assets, products, technologies or businesses that are complementary to our existing business. In addition to possible stockholder approval, we may need approvals and licenses from relevant government authorities for the acquisitions and to comply with any applicable laws and regulations, which could result in increased delay and costs, and may disrupt our business strategy if we fail to do so. Furthermore, acquisitions and the subsequent integration of new assets and businesses into our own require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations. Acquired assets or businesses may not generate the financial results we expect. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant.

We are dependent on our suppliers, some of which are limited source suppliers, and the inability of these suppliers, due to increased demand or other factors, to deliver necessary components of our vehicles and battery packs at prices and volumes, performance and specifications acceptable to us, could have a material adverse effect on our business, prospects, financial condition and operating results.

We rely on third-party suppliers for the provision and development of many of the key components and materials used in our vehicles and battery packs. While we plan to obtain components from multiple sources whenever possible, some of the components used in our products will be purchased by us from a single or limited number of sources. Our third-party suppliers may not be able to meet their product specifications and performance characteristics, which would impact our ability to achieve our product specifications and performance characteristics as well. Additionally, our third-party suppliers may be unable to obtain required certifications for their products for which we plan to use or provide warranties that are necessary for our vehicles, battery packs or services. If we are unable to obtain components and materials used in our products from our suppliers or if our suppliers decide to create or supply competing products, our business could be adversely affected. We have less negotiating leverage with suppliers than larger and more established automobile manufacturers and may not be able to obtain favorable pricing and other terms for the foreseeable future. While we believe that we can establish alternate supply relationships and can obtain or engineer replacement components for our limited source components, we may be unable to do so in the short term, or at all, at prices or quality levels that are favorable to us. In addition, if these suppliers experience substantial financial difficulties, cease operations, or otherwise face business disruptions, we may be required to provide substantial financial support to ensure supply continuity or would have to take other measures to ensure components and materials remain available. Any disruption could affect our ability to deliver vehicles and could increase our costs, which could have a material adverse effect on our business, prospects, financial condition and operating results.

Our business and prospects depend significantly on our ability to build the Xos brand. We may not succeed in continuing to establish, maintain and strengthen the Xos brand, and our brand and reputation could be harmed by negative publicity regarding Xos or our vehicles.

Our business and prospects are heavily dependent on our ability to develop, maintain and strengthen the Xos brand. If we do not continue to establish, maintain and strengthen our brand, it may lose the opportunity to build a critical mass of customers. Promoting and positioning our brand will likely depend significantly on our ability to provide high quality vehicles and engage with our customers as intended, and we have limited experience in these areas. In addition, our ability to develop, maintain and strengthen the Xos brand will depend heavily on the success of our customer development and branding efforts. Our target customers may be reluctant to acquire a vehicle or battery from a new and unproven vehicle and battery maker. In addition, our novel technology and design may not align with target customer preferences. If we do not develop and maintain a strong brand, our business, prospects, financial condition and operating results will be materially and adversely impacted.

In addition, if incidents occur or are perceived to have occurred, whether or not such incidents are our fault, we could be subject to adverse publicity. In particular, given the popularity of social media, any negative publicity, whether true or not, could quickly proliferate and harm consumer perceptions and confidence in the Xos brand. Furthermore, there is the risk of potential adverse publicity related to our manufacturing or other partners whether or not such publicity is related to their collaboration with us. Our ability to successfully position our brand could also be adversely affected by perceptions about the quality of our competitors’ vehicles.

In addition, from time to time, our vehicles may be evaluated and reviewed by third parties. Any negative reviews or reviews which compare us unfavorably to competitors could adversely affect consumer perception about our vehicles.

If we fail to manage our growth effectively, including failing to attract and integrate qualified personnel, we may not be able to further design, develop, manufacture and market our vehicles or battery packs successfully.

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. We intend to expand our operations significantly. We expect our future expansion to include:

•expanding the management team;
•hiring and training new personnel;
•leveraging consultants to assist with company growth and development;
•expanding our product offering across vehicles and Fleet-as-a-Service;
•controlling expenses and investments in anticipation of expanded operations;
•establishing or expanding design, research and development, manufacturing, sales and service facilities;
•implementing and enhancing administrative infrastructure, systems and processes; and
•expanding into new markets, including Asia.

As of September 30, 2021, we had 216 employees, 12 contractors and 8 interns. We intend to continue to hire a significant number of additional personnel across a variety of functions including, but not limited to, sales, marketing, servicing, product, engineering, supply chain, manufacturing and operations. However, we may have difficulties hiring qualified personnel, particularly during recent hiring difficulties. Because our vehicles are based on a different technology platform than traditional internal combustion engines, individuals with sufficient training in alternative fuel and vehicles may not be available to hire, and as a result, we will need to expend significant time and expense training any newly hired employees. Competition for individuals with experience designing, manufacturing and servicing vehicles and their software is intense, and we may not be able to attract, integrate, train, motivate or retain additional highly qualified personnel. The failure to attract, integrate, train, motivate and retain these additional employees could seriously harm our business, prospects, financial condition and operating results.

Our vehicles use lithium-ion battery cells, a class of batteries which have been observed to catch fire or vent smoke and flame.

Our battery packs use lithium-ion battery cells. On rare occasions, lithium-ion battery cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion battery cells. This has occurred in our testing as we refine our battery design. While we have taken measures to enhance the safety of our battery designs, a future field or testing failure of our vehicles could occur, which could subject us to lawsuits, product recalls, or redesign efforts, all of which would be time-consuming and expensive. Also, negative public perceptions regarding the suitability of lithium-ion battery cells for automotive applications or any future incident involving lithium-ion battery cells such as a vehicle or other fire, even if such incident does not involve our vehicles, could seriously harm our business.

In addition, our manufacturing partners and suppliers are expected to store a significant number of lithium-ion battery cells at their facilities. Any mishandling of battery cells may cause disruption to the operation of such facilities. A safety issue or fire related to the battery cells could disrupt operations or cause manufacturing delays. Such damage or injury could lead to adverse publicity and potentially a safety recall. Moreover, any failure of a competitor’s electric vehicle or energy storage product may cause indirect adverse publicity for us and our vehicles. Such adverse publicity could negatively affect our brand and harm our business, prospects, financial condition and operating results.

Increases in costs, disruption of supply or shortage of materials, in particular for lithium-ion battery cells, semiconductors and other key components, could harm our business.

We and our suppliers may experience increases in the cost of or a sustained interruption in the supply or shortage of materials. Any such increase, supply interruption or shortage could materially and negatively impact our business, prospects, financial condition and operating results. We and our suppliers use various materials in their businesses and products, including for example lithium-ion battery cells and steel, and the prices for these materials fluctuate. The available supply of these materials may be unstable, depending on market conditions and global demand, including as a result of increased production of electric vehicles by our competitors, and could adversely affect our business and operating results. For instance, we are exposed to multiple risks relating to lithium-ion battery cells. These risks include:

•an increase in the cost, or decrease in the available supply, of materials used in our battery packs;
•disruption in the supply of battery cells due to quality issues or recalls by battery cell manufacturers; and
•fluctuations in the value of any foreign currencies in which battery cell and related raw material purchases are or may be denominated against the U.S. dollar.

Our business is dependent on the continued supply of battery cells for the battery packs used in our vehicles. Any disruption in the supply of battery cells from our suppliers could disrupt production of our vehicles. We heavily rely on international shipping to transport the materials used in our battery packs from our suppliers. The current delays due to congestion in west coast ports may cause us to have to use more expensive air freight or other more costly methods to receive materials. Furthermore, fluctuations or shortages in petroleum and other economic conditions may cause us to experience significant increases in freight charges and material costs. Additionally, we and other vehicle manufacturers who need integrated circuits for vehicles are experiencing various levels of semiconductor impact due to the current shortage of semiconductors, which could last into 2023 or beyond. A combination of factors, including increased demand for consumer electronics, automotive shutdowns due to the COVID-19 pandemic, the rapid recovery of demand for vehicles, and long lead times for wafer production, are contributing to the shortage of semiconductors. A shortage of semiconductors or other key components could cause a significant disruption to our production schedule. If we are unable to pre-purchase supply for semiconductors or other key components that may experience shortages, or if we cannot find other methods to mitigate the impact of any such shortage, then any such short shortage could have a substantial adverse effect on our financial condition or results of operations generally in the same manner it could cause the same for other vehicle manufacturers. Substantial increases in the prices for our materials or prices charged to it, such as those charged by suppliers of battery cells, semiconductors or other key components, would increase our operating costs, and could reduce our margins if the increased costs cannot be recouped through increased vehicle sales or Fleet-as-a-Service revenue. Any attempts to increase vehicle or Fleet-as-a-Service prices in response to increased material costs could result in cancellations of orders and reservations and therefore materially and adversely affect our brand, image, business, prospects and operating results.

We and our contract manufacturing partners may rely on complex machinery for the manufacture of our vehicles and battery packs, which involves a significant degree of risk and uncertainty in terms of operational performance and costs.

We and our third-party contract manufacturing partners may rely on complex machinery for the manufacture and assembly of our vehicles, which will involve a significant degree of uncertainty and risk in terms of operational performance and costs. Our facilities and the facilities of our third-party contract manufacturing partners and suppliers consist of large-scale machinery combining many components. These components may suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of these components may significantly affect the intended operational efficiency. Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, fire, seismic activity and natural disasters. Should operational risks materialize, it may result in the personal injury to or death of workers, the loss of manufacturing equipment, damage to manufacturing facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all which could have a material adverse effect on our business, prospects, financial condition or operating results.

The performance characteristics of our vehicles and battery packs may vary, including due to factors outside of our control, which could harm our ability to develop, market and deploy our vehicles.

The performance characteristics of our vehicles and battery packs, including expected range, may vary, including due to factors outside of our control. Our vehicles and battery packs are subject to further design and development in order to improve them, and there are no assurances that they will be able to meet their projected performance characteristics. External factors may also impact the performance characteristics of our vehicles and battery packs, including, but not limited to, driver behavior, speed, terrain, hardware efficiency, payload, vehicle and weather conditions. These external factors as well as any operation of our vehicles and battery packs other than as intended, may affect performance of our vehicles and battery packs, including range and longevity.

In addition, our vehicles may contain defects in design and manufacturing that may cause them not to perform as expected or may require repair. We currently have a limited frame of reference by which to evaluate the performance of our vehicles upon which our business prospects depend. There can be no assurance that we will be able to detect and fix any defects in our vehicles. We may experience recalls in the future, which could adversely affect our brand and could adversely affect our business, prospects, financial condition and operating results. Our vehicles may not perform consistent with customers’ expectations or consistent with other vehicles which may become available.

If the average performance of our vehicles and battery packs, including the usable life of a battery pack, is less than ours or our customers’ expectations, or if there are product defects or any other failure of our vehicles and battery packs to perform as expected, our reputation could be harmed, which could result in adverse publicity, lost revenue, delivery delays, product recalls, negative publicity, product liability claims and significant warranty and other expenses and could have a material adverse impact on our business, prospects, financial condition and operating results.

Insufficient reserves to cover future part replacement needs or other vehicle repair requirements, including any potential software upgrades, could materially adversely affect our business, prospects, financial condition and operating results.

We will need to maintain reserves to cover part replacement and other vehicle repair needs, including any potential software upgrades or warranty claims. If our reserves are inadequate to cover future maintenance requirements on our vehicles, our business, prospects, financial condition and operating results could be materially and adversely affected. We may become subject to significant and unexpected expenses as well as claims from our customers, including loss of revenue or damages. There can be no assurances that then-existing reserves will be sufficient to cover all claims.

Future product recalls could materially adversely affect our business, prospects, financial condition and operating results.

Any product recall in the future, may result in negative publicity, damage our brand and materially adversely affect our business, prospects, financial condition and operating results. In the future, we may, voluntarily or involuntarily, initiate a recall if any of our vehicles, or components thereof, prove to be defective or noncompliant with applicable federal motor vehicle safety standards. If a large number of vehicles or components are the subject of a recall or if needed replacement parts are not in adequate supply, we may not be able to deploy recalled vehicles for a significant period of time. These types of disruptions could jeopardize our ability to fulfill existing contractual commitments or satisfy demand for our vehicles and could also result in the loss of business to our competitors. Such recalls also involve significant expense and diversion of management attention and other resources, which could adversely affect our brand image, as well as our business, prospects, financial condition and operating results. Additionally, problems and defects experienced by other electric vehicles from other manufacturers could by association have a negative impact on perception and customer demand for our vehicles or battery packs.

If we are unable to establish and maintain confidence in our long-term business prospects among customers and analysts and within our industry, then our financial condition, operating results, business prospects and access to capital may suffer materially.

Customers may be less likely to purchase our vehicles if they are not convinced that our business will succeed or that our service and support and other operations will continue in the long term. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed. Accordingly, in order to build and maintain our business, we must maintain confidence among customers, suppliers, analysts, ratings agencies and other parties in our vehicles, long-term financial viability and business prospects. Maintaining such confidence may be particularly complicated by certain factors including those that are largely outside of our control, such as our limited operating history, customer unfamiliarity with our vehicles, any delays in scaling manufacturing, delivery and service operations to meet demand, competition and uncertainty regarding the future of hybrid electric and vehicles, including our vehicles and our manufacturing and sales performance compared with market expectations, as well as negative publicity with respect to our competitors.

We have limited experience servicing our vehicles and our integrated software. If we or our partners are unable to adequately service our vehicles, our business, prospects, financial condition and operating results may be materially and adversely affected.

Servicing electric vehicles is different than servicing vehicles with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques. We have partnered with a third-party to perform certain servicing services on our vehicles. Although our current or future third-party vehicle servicers may have experience in servicing other vehicles, they may initially have limited experience in servicing our vehicles. There can be no assurance that our service arrangements will adequately address the service requirements of our customers to their satisfaction, or that we and our servicing partners will have sufficient resources, experience or inventory to meet these service requirements in a timely manner as the volume of our vehicle deliveries increases. In addition, if we are unable to roll out and establish a widespread service network that complies with applicable laws, customer satisfaction could be adversely affected, which in turn could materially and adversely affect our reputation and thus our sales, results of operations and prospects.

Our customers will also depend on our customer support team to resolve technical and operational issues relating to the integrated software underlying our vehicles. As we continue to grow, additional pressure may be placed on our customer support team or partners, and we may be unable to respond quickly enough to accommodate short-term increases in customer demand for technical support. We also may be unable to modify the future scope and delivery of our technical support to compete with changes in the technical support provided by our competitors. Increased customer demand for support, without corresponding revenue, could increase costs and negatively affect our operating results. If we are unable to successfully address the service requirements of our customers or establish a market perception that we do not maintain high-quality support, we may be subject to claims from our customers, including loss of revenue or damages, and our business, prospects, financial condition and operating results may be materially and adversely affected.

We will incur increased costs as a result of operating as a public company, and our management will devote substantial time to new compliance initiatives.

We will incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an emerging growth company, as defined in Section 2(a) of the Securities Act. As a public company, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. The increased costs will increase our net loss. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be forced to accept reduced policy limits or incur substantially higher costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs it may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors (our “Board”), our board committees or as executive officers.

Our management has limited experience in operating a public company.

Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of the post-combination company. We may not have adequate personnel with the appropriate level of knowledge, experience and training in public company matters, such as in the accounting policies, practices or internal control over financial reporting required of public companies in the United States. We are also in the process of upgrading our finance and accounting systems to an enterprise system suitable for a public company, and a delay could impact our ability or prevent us from timely reporting our operating results, timely filing required reports with the SEC and complying with Section 404 of the Sarbanes-Oxley Act. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. We may be required to expand our employee base and hire additional employees to support our operations as a public company which may increase our operating costs in future periods.

We are highly dependent on the services of Dakota Semler and Giordano Sordoni, our co-founders, as well as our key employees and senior management and, if we are unable to attract and retain key employees and hire qualified management, technical and electric vehicle engineering personnel, our ability to compete could be harmed.

Our success depends, in part, on our ability to retain our key personnel. We are highly dependent on the services of Dakota Semler and Giordano Sordoni, our co-founders. Messrs. Semler and Sordoni are the source of many, if not most, of the ideas, strategy and execution driving us. If Messrs. Semler and Sordoni were to discontinue their services to us due to death, disability or any other reason, we would be significantly disadvantaged. Additionally, the unexpected loss of or failure to retain one or more of our key employees could adversely affect our business.

Our success also depends, in part, on our continuing ability to identify, hire, attract, train and develop other highly qualified personnel. Experienced and highly skilled employees are in high demand and competition for these employees can be intense, and our ability to hire, attract and retain them depends on our ability to provide competitive compensation. We may not be able to attract, assimilate, develop or retain qualified personnel in the future, and our failure to do so could adversely affect our business, including the execution of our global business strategy. Any failure by our management team and our employees to perform as expected may have a material adverse effect on our business, prospects, financial condition and operating results.

The commercial vehicle market is highly competitive, and we may not be successful in competing in this industry.

We face intense competition in bringing our vehicles to market. We face competition from many different sources in the commercial vehicle market for medium- and heavy-duty last-mile and return-to-base segments, including existing major commercial vehicle OEMs, such as Daimler, Ford, General Motors, Navistar, Paccar, and Volvo, as well as new companies that are developing alternative fuel and electric commercial vehicles. Many of our current and potential competitors, including Nikola Corporation, Arrival Ltd., Workhorse Group, The Lion Electric Company and Proterra Inc. may have significantly greater financial, technical, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of our products, including our vehicles. Additionally, our competitors may also have greater name recognition, longer operating histories, larger sales forces, broader customer and industry relationships and other resources than we do. These competitors also compete with us in recruiting and retaining qualified research and development, sales, marketing and management personnel, as well as in acquiring technologies complementary to, or necessary for, our vehicles. Additional mergers and acquisitions may result in even more resources being concentrated in our competitors. In addition, we also compete with manufacturers of vehicles with internal combustion engines. There are no assurances that customers will choose our vehicles over those of our competitors, or over internal combustion engines vehicles. We expect additional competitors to enter the industry as well.

We expect competition in our industry to intensify from our existing and future competitors in the future considering increased demand and regulatory push for electric vehicle and alternative fuel commercial vehicles.

Our future growth is dependent upon the last-mile and return-to-base segment’s willingness to adopt electric vehicles.

Our growth is highly dependent upon the adoption of electric vehicles by last-mile delivery fleets and companies. If the market for last-mile and return-to-base electric vehicles does not develop at the rate or in the manner or to the extent that we expect, or if critical assumptions we have made regarding the efficiency of our total cost of ownership are incorrect or incomplete, our business, prospects, financial condition and operating results will be harmed. The rapidly evolving market for last-mile and return-to-base electric vehicles is new and untested and is characterized by rapidly changing technologies, price competition, numerous competitors, evolving government regulation and industry standards and uncertain customer demands and behaviors.

As a result, the market for our vehicles could be affected by numerous factors, such as:

•perceptions about electric vehicle and battery pack features, quality, safety, performance, reliability and cost;
•perceptions about the limited range over which electric vehicles may be driven on a single battery charge;
•government regulations and economic incentives;
•the availability of tax and other governmental incentives to purchase and operate alternative fuel, hybrid and electric vehicles or future regulation requiring increased use of nonpolluting vehicles;
•the decline of vehicle efficiency resulting from deterioration over time in the ability of the battery to hold a charge;
•the availability of service and associated costs for alternative fuel, hybrid or electric vehicles;
•competition, including from other types of alternative fuel vehicles, plug-in hybrid, electric vehicles and high fuel-economy internal combustion engine vehicles;
•changes or improvements in the fuel economy of internal combustion engines, the vehicle and the vehicle controls or competitors’ electrified systems;

•fuel prices, including volatility in the cost of fossil fuels;
•the timing of adoption and implementation of fully autonomous vehicles;
•access to charging facilities and related infrastructure costs and standardization of electric vehicle charging systems;
•electric grid capacity and reliability; and
•macroeconomic factors.

We may not be able to successfully engage target customers or convert early trial deployments with truck fleets into meaningful orders or additional deployments in the future.

Our success, and our ability to increase revenue and operate profitably, depends in part on our ability to identify target customers and to convert early trial deployments with truck fleets into meaningful orders or additional deployments in the future. Our vehicles have been delivered to certain customers on an early trial deployment basis, where such customers have the ability to evaluate whether these trucks meet such customers’ performance and other requirements before such customers commit to meaningful orders or additional deployments in the future. If we are unable to meet customers’ performance requirements or industry specifications, identify target customers or convert early trial deployments in truck fleets into meaningful orders or obtain additional deployments in the future, our business, prospects, financial condition and operating results may be materially adversely affected.

Our vehicles rely on software and hardware that is highly technical, and if these systems contain errors, bugs or vulnerabilities, or if we are unsuccessful in addressing or mitigating technical limitations in our systems, our business could be adversely affected.

Our vehicles rely on software and hardware that is highly technical and complex and will require modification and updates over the life of the vehicle. In addition, our vehicles depend on the ability of such software and hardware to store, retrieve, process and manage immense amounts of data. Our software and hardware may contain, errors, bugs or vulnerabilities, and our systems are subject to certain technical limitations that may compromise our ability to meet our objectives. Some errors, bugs or vulnerabilities inherently may be difficult to detect and may only be discovered after the code has been released for external or internal use. Errors, bugs, vulnerabilities, design defects or technical limitations may be found within our software and hardware. Although we attempt to remedy any issues we observe in our vehicles as effectively and rapidly as possible, such efforts may not be timely, may hamper production or may not be to the satisfaction of our customers. Additionally, if we are able to deploy updates to the software addressing any issues but our over-the-air update procedures fail to properly update the software, our customers would then be responsible for installing such updates to the software and their software will be subject to these vulnerabilities until they do so. If we are unable to prevent or effectively remedy errors, bugs, vulnerabilities or defects in our software and hardware, we may suffer damage to our reputation, loss of customers, loss of revenue or liability for damages, any of which could adversely affect our business and financial results.

The last-mile and return-to-base segment and our technology are rapidly evolving and may be subject to unforeseen changes which could adversely affect the demand for our vehicles.

The last-mile and return-to-base segment is rapidly evolving and we may be unable to keep up with changes in electric vehicle technology or alternatives to electricity as a fuel source and, as a result, our competitiveness may suffer. Developments in alternative technologies, such as advanced diesel, ethanol, hybrids, fuel cells, or compressed natural gas, or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect our business and prospects in ways we do not currently anticipate. As technologies evolve, particularly battery cell technology, we plan to release refreshed versions of our vehicles, which may also negatively impact the adoption of our existing products. Any failure by us to successfully react to changes in existing technologies could materially harm our competitive position and growth prospects.

The demand for electric vehicles depends, in part, on the continuation of current trends resulting from dependence on fossil fuels. Extended periods of low gasoline or other petroleum-based fuel prices could adversely affect demand for our vehicles, which would adversely affect our business, prospects, financial condition and operating results.

We believe that much of the present and projected demand for electric vehicles results from concerns about volatility in the cost of gasoline and other petroleum-based fuel, the dependency of the United States on oil from unstable or hostile countries, government regulations and economic incentives promoting fuel efficiency and alternative forms of energy, as well as the belief that climate change results in part from the burning of fossil fuels. If the cost of gasoline and other petroleum-based fuel decreased significantly, the outlook for the long-term supply of oil to the United States improved, the government eliminated or modified its regulations or economic incentives related to fuel efficiency and alternative forms of energy, or if there is a change in the perception that the burning of fossil fuels negatively impacts the environment, the demand for electric vehicles could be reduced, and our business and revenue may be harmed. In addition, demand for our offerings may be negative impacted if stay at home orders related to the COVID-19 pandemic persist or are adopted by additional markets.

Gasoline and other petroleum-based fuel prices have been extremely volatile, and we believe this continuing volatility will persist. Lower gasoline or other petroleum-based fuel prices over extended periods of time may lower the perception in government and the private sector that cheaper, more readily available energy alternatives should be developed and produced. If gasoline or other petroleum-based fuel prices remain at deflated levels for extended periods of time, the demand for electric vehicles may decrease, which would have an adverse effect on our business, prospects, financial condition and operating results.

The unavailability, reduction or elimination of government and economic incentives due to policy changes or government regulation could have a material adverse effect on our business, prospects, financial condition and operating results.

Any reduction, elimination or discriminatory application of government subsidies and economic incentives because of policy changes, the reduced need for such subsidies and incentives due to the perceived success of the electric vehicle industry or other reasons may result in the diminished competitiveness of the alternative fuel and electric vehicle industry generally or our vehicles. While certain tax credits and other incentives for alternative energy production, alternative fuel and electric vehicles have been available in the past, there is no guarantee these programs will be available in the future. If current tax incentives are not available in the future, our financial position could be harmed.

We, our outsourcing partners and our suppliers are subject to substantial regulation and unfavorable changes to, or failure by us, our outsourcing partners or our suppliers to comply with, these regulations could substantially harm our business and operating results.

We and our vehicles, and motor vehicles in general, as well as our third-party outsourcing partners and our suppliers are or will be subject to substantial regulation under foreign, federal, state and local laws. We continue to evaluate requirements for licenses, approvals, certificates and governmental authorizations necessary to manufacture, deploy or service our vehicles in the jurisdictions in which we plan to operate and intend to take such actions necessary to comply. We may experience difficulties in obtaining or complying with various licenses, approvals, certifications and other governmental authorizations necessary to manufacture, deploy or service our vehicles in any of these jurisdictions.

If we, our third-party outsourcing partners or our suppliers are unable to obtain or comply with any of the licenses, approvals, certifications or other governmental authorizations necessary to carry out our operations in the jurisdictions in which we currently operate, or those jurisdictions in which we plan to operate in the future, our business, prospects, financial condition and operating results could be materially adversely affected. We expect to incur significant costs in complying with these regulations. Regulations related to the electric and alternative energy vehicle industry are evolving and we face risks associated with changes to these regulations, including, but not limited to:

•increased support for other alternative fuel systems, which could have an impact on the acceptance of our vehicles; and
•increased sensitivity by regulators to the needs of established automobile manufacturers with large employment bases, high fixed costs and business models based on the internal combustion engine, which could lead them to pass regulations that could reduce the compliance costs of such established manufacturers or mitigate the effects of government efforts to promote alternative fuel vehicles.

To the extent the laws change, our vehicles may not comply with applicable foreign, federal, state or local laws, which would have an adverse effect on our business. Compliance with changing regulations could be burdensome, time consuming and expensive. To the extent compliance with new regulations is cost prohibitive, our business, prospects, financial condition and operating results could be adversely affected.

Future changes to regulatory requirements may have a negative impact upon our business.

While our vehicles are subject to substantial regulation under federal, state and local laws, we believe that our vehicles are compliant with all applicable laws. However, to the extent the laws change, new laws are introduced, or if we introduce new vehicles in the future, some or all of our vehicles may not comply with applicable international federal, state or local laws. Further, certain federal, state and local laws and industry standards currently regulate electrical and electronics equipment. Although standards for electric vehicles are not yet generally available or accepted as industry standards, our vehicles may become subject to international, federal, state, and local regulation in the future. Compliance with these regulations could be burdensome, time consuming, and expensive. There can be no assurance that we will be able to maintain our profitability by offsetting any increased costs of complying with future regulatory requirements.

We have been, and may in the future be, adversely affected by health epidemics and pandemics, including the ongoing global COVID-19 pandemic, the duration and economic, governmental and social impact of which is difficult to predict, which may significantly harm our business, prospects, financial condition and operating results.

We face various risks related to public health issues, including epidemics, pandemics and other outbreaks, including the recent pandemic of respiratory illness caused by a novel coronavirus known as COVID-19. The impact of COVID-19, including changes in consumer and business behavior, pandemic fears and market downturns and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. The spread of COVID-19 has also created a disruption in the manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers and has led to a global decrease in vehicle sales and usage in markets around the world.

The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders, and business shutdowns. These measures may adversely impact our employees and operations and the operations of our suppliers, vendors and business partners, and may negatively impact our sales and marketing activities and the manufacturing schedule of our vehicles. In addition, various aspects of our business cannot be conducted remotely, including the testing and manufacturing of our vehicles. While some government authorities have lifted or relaxed pandemic-related restrictions, these measures may remain in place for a significant period of time and they are likely to continue to adversely affect our testing, manufacturing and assembly plans, sales and marketing activities, business and results of operations.

The spread of COVID-19 has caused us and many of our contractors and service providers to modify our business practices (including employee travel, recommending that all non-essential personnel work from home and cancellation or reduction of physical participation in testing activities, meetings, events and conferences), and we and our contractors and service providers may be required to take further actions as may be required by government authorities or that it determines are in the best interests of our employees, customers, suppliers, vendors and business partners. There is no certainty that such actions will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. If significant portions of our workforce or contractors and service providers are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with the COVID-19 pandemic, our operations will be impacted.

The extent to which the COVID-19 pandemic impacts our business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact and how quickly and to what extent normal economic and operating activities can resume. The COVID-19 pandemic could limit the ability of our customers, suppliers, vendors and business partners to perform, including third-party suppliers’ ability to provide components and materials used in our vehicles. We may also experience an increase in the cost of raw materials used in our manufacture of vehicles. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of COVID-19’s global economic impact, including any recession that has occurred or may occur in the future.

Specifically, difficult macroeconomic conditions, such as decreases in spending by businesses as a result of the COVID-19 pandemic could have a material adverse effect on the demand for electric vehicles. Under difficult economic conditions, potential customers may seek to reduce spending by foregoing electric vehicles for other traditional options and cancel agreements for our vehicles. Decreased demand for electric vehicles, particularly in the United States, could negatively affect our business.

There are no comparable recent events which may provide guidance as to the effect of the spread of COVID-19 and a pandemic, and, as a result, the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of COVID-19’s impact on our business, operations, or the global economy as a whole. However, the effects could have a material impact on our results of operations, and we will continue to monitor the situation closely.

If we fail to establish and maintain proper and effective internal control over financial reporting, as a public company our ability to produce accurate and timely financial statements could be impaired, investors or analysts may lose confidence in our financial reporting, the trading price of our Common Stock may decline and we could face regulatory investigations or actions.

We are required to comply with Section 404 of the Sarbanes-Oxley Act beginning with the annual report for our fiscal year ending December 31, 2022, which will require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. When we lose our status as an “emerging growth company” and become an “accelerated filer” or a “large accelerated filer,” an attestation of the independent registered public accounting firm will also be required. As a private company, we were not previously required to conduct an internal control evaluation and assessment. The rules governing the standards that must be met for management to assess internal control over financial reporting are complex and require significant documentation, testing and possible remediation.

To comply with the Sarbanes-Oxley Act, the requirements of being a reporting company under the Exchange Act and any complex accounting rules in the future, we may need to, among other things, upgrade our information technology systems; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. If we are unable to hire the additional accounting and finance staff necessary to comply with these requirements, we may need to retain additional outside consultants, which may result in significant additional expenses.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We cannot assure you that there will not be additional material weaknesses in our internal control over financial reporting now or in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report its financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines that we have a material weakness in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Common Stock could significantly decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

The Warrants are accounted for as derivative liabilities with changes in fair value each period included in earnings, which may have an adverse effect on the market price of our securities.

We account for the Warrants as derivative warrant liabilities. At each reporting period, (1) the accounting treatment of the Warrants will be re-evaluated for proper accounting treatment as a liability or equity, and (2) the fair value of the liability of the Public Warrants and Private Placement Warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Staff Statement, after consultation with NextGen’s independent registered public accounting firm, NextGen’s management and NextGen’s audit committee concluded that it was appropriate to restate NextGen’s previously issued audited financial statements as of December 31, 2020 and for the period from July 29, 2020 (inception) through December 31, 2020 (the “Restatement”). As part of the Restatement, NextGen identified a material weakness in its internal control over financial reporting.

As a result of such material weakness, the Restatement, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims involving the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this filing, we are not aware of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations, financial condition and reputation.

We are subject to cybersecurity risks to our operational systems, security systems, infrastructure, integrated software in our vehicles, customer data, and personal data processed by us or third-party vendors or suppliers and any material failure, weakness, or interruption, cyber event, incident or breach of security could prevent us from effectively operating our business.

We are at risk for interruptions, outages and breaches of our: (a) operational systems, including business, financial, accounting, product development, data processing or production processes, owned by us or our third-party vendors or suppliers; (b) facility security systems, owned by us or our third-party vendors or suppliers; (c) transmission control modules or other in-product technology, owned by us or our third-party vendors or suppliers; (d) the integrated software in our vehicles; and (e) customer data and personal data that we processes or our third-party vendors or suppliers process on our behalf. Such incidents could: materially disrupt our operational systems; result in loss of intellectual property, trade secrets or other proprietary or sensitive information; compromise certain information of customers, employees, suppliers, or others; jeopardize the security of our facilities; divert management’s attention; and affect the performance of in-product technology and the integrated software in our vehicles.

We plan to include in-vehicle services and functionality that utilize data connectivity to monitor performance and timely capture opportunities to enhance on-the-road performance and for safety and cost-saving preventative maintenance. The availability and effectiveness of our services depend on the continued operation of information technology and communications systems. Our systems and those of our third-party vendors and suppliers are vulnerable to damage or interruption from, among others, physical theft; fire; terrorist attacks; natural disasters; power loss; war; telecommunications failures; viruses; denial or degradation of service attacks; malicious third parties’ acts (including those of nation-state supported actors); ransomware; social engineering schemes; insider, error, theft or misuse; or other attempts to harm the relevant systems. We intend to use our in-vehicle services and functionality to log information about each vehicle’s use in order to aid us in vehicle diagnostics and servicing. Our customers may object to the use of this data, which may increase our vehicle maintenance costs and harm our business prospects.

Moreover, there are inherent risks associated with developing, improving, expanding and updating our current systems, such as the disruption of our data management, procurement, production execution, finance, supply chain and sales and service processes. These risks may affect our ability to manage our data and inventory, procure parts or supplies or manufacture, deploy, deliver and service our vehicles, adequately protect our intellectual property or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations and contracts.

We cannot be sure that these systems upon which we rely, including those of our third-party vendors or suppliers, will be effectively implemented, maintained or expanded as planned. If we do not successfully implement, maintain or expand these systems as planned, our operations may be disrupted, our ability to accurately and timely report our financial results could be impaired, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. Additionally, our proprietary information or intellectual property could be compromised or misappropriated, and our reputation may be adversely affected. If these systems do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information, personal data or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have enough resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

If the security of the personal information, confidential or proprietary information that we (or our service providers or vendors) collect, store or process is compromised or is otherwise accessed or acquired without authorization, our reputation may be harmed and we may be exposed to liability and loss of business, which could materially adversely affect our financial performance and results of operations or prospects.

We collect, store, transmit and otherwise process data from vehicles, customers, employees and others as part of our business and operations, which may include personal, confidential or proprietary information. We also work with partners and third-party service providers or vendors that collect, store and process such data on our behalf and in connection with our vehicles. There can be no assurance that any security measures that we or our third-party service providers or vendors have implemented will be effective against current or future threats to such data. In addition, due to the COVID-19 pandemic, our employees are temporarily working remotely, which may pose additional data security risks. If a compromise of data were to occur, we may become liable under our contracts with other parties and under applicable law for damages and incur penalties and other costs to respond to, investigate and remedy such an incident. Our systems, networks and physical facilities could be breached, or data could otherwise be compromised. Third parties may also exploit vulnerabilities in, or obtain unauthorized access to, platforms, systems, networks and/or physical facilities utilized by our service providers and vendors.

Our vehicles contain complex information technology systems and built-in data connectivity to accept and install periodic remote updates to improve or update functionality. We have designed, implemented and tested security measures intended to prevent unauthorized access to our information technology networks, our vehicles and related systems. However, unauthorized actors may attempt to gain access to modify, alter and use such networks, vehicles and systems to gain control of or to change our vehicles’ functionality, user interface and performance characteristics, or to gain access to data stored in or generated by the vehicle. A significant breach of our third-party service providers’ or vendors’ or our own network security and systems could have serious negative consequences for our business and future prospects, including possible fines, penalties and damages, reduced customer demand for our vehicles, regulatory investigations, litigation and harm to our reputation and brand. The risk of breach of our security measures or those of our third-party service providers and vendors has been heightened by advances in computer and software capabilities and the increasing sophistication of hackers who employ complex techniques, including, without limitation, the theft or misuse of personal information, counterfeiting, “phishing” or social engineering incidents, ransomware, extortion, publicly announcing security breaches, account takeover attacks, denial or degradation of service attacks and malware. Because the techniques used by bad actors change frequently, we or our third-party service providers or vendors may be unable to anticipate these techniques or implement adequate preventive measures. The costs to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, disrupt management’s attention, negative publicity or other harm to our business. We could be required to fundamentally change our business activities and practices in response to a security breach or related regulatory actions or litigation, which could have an adverse effect on our business.

We may have contractual and other legal obligations to notify individuals, regulatory authorities and others of security breaches involving certain types of data. Such laws may be inconsistent or change. New laws governing data breaches may be adopted. In addition, our agreements with certain customers may require us to notify them in the event of a security breach. Such mandatory disclosures are costly, could lead to negative publicity, divert management’s attention, result in penalties or fines, result in litigation, may cause our customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and alleviate problems caused by the actual or perceived security breach.

A security breach may cause us to breach our customer contracts. Our agreements with certain customers may require us to use industry-standard or reasonable measures to safeguard personal information. We also may be subject to laws that require us to use industry-standard or reasonable security measures to safeguard personal information. A security breach could lead to claims by our customers or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action or our customers could end their relationships with us. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages.

We may not have adequate insurance coverage for security incidents or breaches or other failures to comply with obligations governing data privacy or security. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

We are subject to evolving laws, regulations, standards, policies, and contractual obligations related to data privacy and security, and our actual or perceived failure to comply with such obligations could harm our reputation, subject us to significant fines and liability, or otherwise adversely affect our business.

We may be subject to or affected by a number of federal, state and local laws and regulations, as well as contractual obligations and industry standards regarding the confidentiality, protection, and appropriate use of personal, proprietary or confidential information. Such obligations govern our collection, storage, retention, destruction, protection, use, processing, transmission, sharing and disclosure of personal information including that of our employees, customers and others. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We may not be able to monitor and react to all developments in a timely manner. Such frameworks could require notification of data breaches, restrict our use of governed information and hinder our ability to acquire new customers or market to existing customers.

In the United States, these frameworks include the Federal Trade Commission Act, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act (the “CCPA”), and other state and federal laws relating to privacy and data security. For example, California requires connected devices to maintain minimum information security standards. Additionally, the CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action. The CCPA requires covered businesses to provide new disclosures to California residents, provide them new ways to opt-out of the sale of personal information, and provides a private right of action and potential statutory damages for data breaches. As we expand our operations, the CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. Other jurisdictions in the United States have begun to propose similar laws. Compliance with any applicable privacy or data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to comply with such laws and regulations. Moreover, California voters recently approved the California Privacy Rights Act of 2020, or (“the CPRA”), that goes into effect on January 1, 2023. It is expected that the CPRA would, among other things, give California residents the ability to limit the use of their sensitive information, provide for penalties for CPRA violations concerning California residents under the age of 16, and establish a new

California Privacy Protection Agency to implement and enforce the law. These laws exemplify our vulnerability to the evolving regulatory environment related to personal information.

We publish privacy policies and other documentation regarding our collection, processing, use and disclosure of personal information and/or other confidential information. Although we endeavor to comply with our published policies and other documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, contractors, service providers or vendors fail to comply with our published policies and documentation. Such failures can subject us to potential local, state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices.

Complying with privacy and data protection laws and regulations or other obligations may cause us to incur substantial operational costs or require us to change our business practices. Despite our efforts to bring practices into compliance with these laws and regulations, we may not be successful in our efforts to achieve compliance either due to internal or external factors such as resource allocation limitations or a lack of vendor cooperation. Because the interpretation and application of privacy and data protection laws are uncertain, it is possible that these laws and other actual or alleged legal obligations, such as contractual or self-regulatory obligations, may be interpreted and applied in a manner that is inconsistent with our existing data management practices or in a manner inconsistent across the jurisdictions in which we operate. Noncompliance could result in proceedings against us by governmental and regulatory entities, customers, data subjects or others. Any inability to adequately address privacy or information security concerns, even if unfounded, or comply with applicable privacy or data protection laws, regulations, and policies, could result in additional cost and liability to us, damage our reputation, necessitate a change in our business practices, inhibit sales, and adversely affect our business, results of operations, and financial condition.

We are subject to various environmental laws and regulations that could impose substantial costs upon us.

Our operations are and will be subject to international, federal, state and local environmental laws and regulations, including laws relating to the use, handling, storage, disposal of and human exposure to hazardous materials. Environmental and health and safety laws and regulations can be complex, and, while we are striving for compliance with all of them, we have limited experience in compliance. Moreover, we expect that we will be affected by future amendments to such laws or other new environmental and health and safety laws and regulations which may require us to change our operations, potentially resulting in a material adverse effect on our business, prospects, financial condition and operating results. These laws can give rise to liability for administrative oversight costs, cleanup costs, property damage, bodily injury, fines and penalties. Capital and operating expenses needed to comply with environmental laws and regulations can be significant, and violations may result in substantial fines and penalties, third-party damages, suspension of production or a cessation of our operations.

Contamination at properties we own, will own or operate, we formerly owned or operated or to which hazardous substances were sent by us, may result in liability for us under environmental laws and regulations, including, but not limited to, the Comprehensive Environmental Response, Compensation and Liability Act, which can impose liability for the full amount of remediation-related costs without regard to fault, for the investigation and cleanup of contaminated soil and ground water, for building contamination and impacts to human health and for damages to natural resources. The costs of complying with environmental laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future, could have a material adverse effect on our financial condition or operating results.

Our ability to use net operating loss carryforwards and other tax attributes may be limited in connection with the Business Combination or other ownership changes.

We have incurred losses during our history and do not expect to become profitable soon and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of September 30, 2021, the Company has federal and state income tax net operating loss carryforwards of $39.5 million, which will expire over the next twenty years beginning in the year 2038.

Under the Tax Cuts and Jobs Act, (the “Tax Act”), as modified by the Coronavirus Aid, Relief and Economic Security Act, (the “CARES Act”), U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.

In addition, our net operating loss carryforwards are subject to review and possible adjustment by the IRS, and state tax authorities. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), these federal net operating loss carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in our ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. The ability of us to utilize net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including potential changes in connection with the Business Combination or other transactions. Similar rules may apply under state tax laws. We have not yet determined the amount of the cumulative change in our ownership resulting from the Business Combination or other transactions, or any resulting limitations on our ability to utilize our net operating loss carryforwards and other tax attributes. If we earn taxable income, such limitations could result in increased future income tax liability to us and our future cash flows could be adversely affected. We have recorded a full valuation allowance related to our net operating loss carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

We may in the future expand internationally and may face risks associated with our international operations, including unfavorable regulatory, political, tax and labor conditions, which could harm our business.

If we expand our operations internationally, we may face risks associated with our future international operations, including possible unfavorable regulatory, political, tax and labor conditions, which could harm our business. We anticipate having international operations which would subject us to the legal, political, regulatory and social requirements and economic conditions in any future jurisdictions. However, we have no experience to date selling and servicing our vehicles internationally and such expansion would require us to make significant expenditures, including the hiring of local employees and establishing facilities, in advance of generating any revenue. We are subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell our vehicles and require significant management attention. These risks include:

•conforming our vehicles to various international regulatory requirements where our vehicles are sold;
•difficulties in obtaining or complying with various licenses, approvals, certifications and other governmental authorizations necessary to manufacture, sell or service our vehicles in any of these jurisdictions;
•difficulty in staffing and managing foreign operations;
•difficulties attracting customers in new jurisdictions;
•foreign government taxes, regulations and permit requirements, including foreign taxes that we may not be able to offset against taxes imposed upon us in the United States, and foreign tax and other laws limiting our ability to repatriate funds to the United States;
•fluctuations in foreign currency exchange rates and interest rates, including risks related to any interest rate swap or other hedging activities we undertake;
•U.S. and foreign government trade restrictions, tariffs and price or exchange controls;
•foreign labor laws, regulations and restrictions;
•changes in diplomatic and trade relationships;
•political instability, natural disasters, global health concerns, including health pandemics such as the COVID-19 pandemic, war or events of terrorism; and
•the strength of international economies.

If we fail to successfully address these risks, our future business, prospects, financial condition and operating results could be materially harmed.

Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, could adversely affect our business, prospects, financial condition and operating results.

The U.S. government has previously imposed tariffs on certain foreign goods, including steel and certain vehicle parts, which have resulted in increased costs for goods imported into the United States. In response to these tariffs, a number of U.S. trading partners have imposed retaliatory tariffs on a wide range of U.S. products, which makes it more costly for us to export our vehicles to those countries. Recent events, including new policy introductions following the 2020 U.S presidential election, may result in substantial regulatory uncertainty regarding international trade and trade policy.

United States policies have called for substantial changes to trade agreements, have increased tariffs on certain goods imported into the U.S. and have raised the possibility of imposing significant, additional tariff increases. If we are unable to pass price increases on to our customer base or otherwise mitigate the costs, or if demand for our exported vehicles decreases due to the higher cost, our operating results could be materially adversely affected. While we cannot predict the extent to which the United States or other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon the import or export of our products in the future, a “trade war” of this nature or other governmental action related to tariffs or international trade agreements could have an adverse impact on demand for our services, sales and clients and affect the economies of the United States. and various countries, having an adverse effect on our business, financial condition and results of operations.

We are subject to governmental export and import controls and laws that could subject us to liability if we are not in compliance with such laws.

Our vehicles are subject to export control, import and economic sanctions laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. Exports of our vehicles and technology must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers.

In addition, changes to our vehicles, or changes in applicable export control, import, or economic sanctions laws and regulations may create delays in the introduction and sale of our vehicles and solutions or, in some cases, prevent the export or import of our vehicles to certain countries, governments, or persons altogether. Any change in export, import, or economic sanctions laws and regulations, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons, or technologies targeted by such laws and regulations, could also result in decreased use of our vehicles, as well as our decreased ability to export or market our vehicles to potential customers. Any decreased use of our vehicles or limitation on our ability to export or market our vehicles would likely adversely affect our business, financial condition and results of operations.

We are subject to U.S. and foreign anti-corruption and anti-money laundering laws and regulations. We can face criminal liability and other serious consequences for violations, which can harm our business.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act and possibly other anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors and other collaborators from authorizing, promising, offering or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

We may not be able to obtain or agree on acceptable terms and conditions for all or a significant portion of the government grants, loans and other incentives for which we may apply. As a result, our business, prospects, financial condition and operating results may be adversely affected.

We anticipate applying for federal and state grants, loans and tax incentives under government programs designed to stimulate the economy and support the production of alternative fuel and electric vehicles and related technologies. We anticipate that in the future there will be new opportunities for us to apply for grants, loans and other incentives from federal, state and foreign governments. Our ability to obtain funds or incentives from government sources is subject to the availability of funds under applicable government programs and approval of our applications to participate in such programs. The application process for these funds and other incentives will likely be highly competitive. We cannot assure you that we will be successful in obtaining any of these additional grants, loans and other incentives or that we will be eligible for certain tax or other economic incentives.

We may need to defend ourselves against intellectual property infringement claims or misappropriation claims, which may be time-consuming and expensive and, if adversely determined, could limit our ability to commercialize our vehicles.

Companies, organizations or individuals, including our competitors, may own or obtain patents, trademarks or other proprietary rights that could prevent or limit our ability to make, use, develop or deploy our vehicles, which could make it more difficult for us to operate our business. We may receive inquiries from patent, copyright or trademark owners inquiring whether we infringe upon their proprietary rights. We may also be the subject of more formal allegations that we have misappropriated such parties’ trade secrets or other proprietary rights. Companies owning patents or other intellectual property rights relating to battery packs, electric motors, fuel cells or electronic power management systems may allege infringement or misappropriation of such rights. In response to a determination that we have infringed upon or misappropriated a third-party’s intellectual property rights, we may be required to do one or more of the following:

•cease development, sales or use of our products that incorporate the asserted intellectual property;
•pay substantial damages;
•obtain a license from the owner of the asserted intellectual property right, which license may not be available on reasonable terms or available at all; or
•re-design one or more aspects or systems of our vehicles.

A successful claim of infringement or misappropriation against us could materially adversely affect our business, prospects, financial condition and operating results. Even if we are successful in defending against these claims, litigation could result in substantial costs and demand on management resources.

Our business may be adversely affected if we are unable to protect our intellectual property rights from unauthorized use by third parties.

Failure to adequately protect our intellectual property rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue, which could adversely affect our business, prospects, financial condition and operating results. Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we will rely on a combination of patents, trade secrets (including know-how), employee and third-party nondisclosure agreements, copyrights, trademarks, intellectual property licenses and other contractual rights to establish and protect our rights in our technology.

The protection of our intellectual property rights will be important to our future business opportunities. However, the measures we take to protect our intellectual property from unauthorized use by others may not be effective for various reasons, including the following:

•as noted below, any patent applications we submit may not result in the issuance of patents;
•the scope of our patents that may subsequently issue may not be broad enough to protect our proprietary rights;
•our issued patents may be challenged or invalidated by third parties;
•our employees or business partners may breach their confidentiality, non-disclosure and non-use obligations to us;
•third parties may independently develop technologies that are the same or similar to ours;
•the costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may make enforcement impracticable; and
•current and future competitors may circumvent or otherwise design around our patents.

Patent, trademark, copyright and trade secret laws vary throughout the world. Some foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. Further, policing the unauthorized use of our intellectual property rights in foreign jurisdictions may be difficult. Therefore, our intellectual property rights may not be as strong or as easily enforced outside of the U.S.

Also, while we have registered and applied for trademarks in an effort to protect our investment in our brand and goodwill with customers, competitors may challenge the validity of those trademarks and other brand names in which we have invested. Such challenges can be expensive and may adversely affect our ability to maintain the goodwill gained in connection with a particular trademark.

Our patent applications for our proprietary technology, including for the X-Platform and X-Pack battery pack, may not issue, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.

We cannot be certain that we are the first inventor of the subject matter disclosure or to file a patent application for our proprietary technology, including for the X-Platform and X-Pack. If another party has filed a patent application to the same or similar subject matter as we have, we may not be entitled to the protection sought by the patent application. We also cannot be certain whether the claims included in a patent application will ultimately be allowed in the applicable issued patent. Further, the scope of protection of issued patent claims is often difficult to determine. As a result, we cannot be certain that the patent applications that we file will issue, or that our issued patents will afford protection against competitors with similar technology. In addition, our competitors may design around our -issued patents, which may adversely affect our business, prospects, financial condition and operating results.

Our business may be adversely affected by labor and union activities.

Although none of our employees are currently represented by a labor union, it is common throughout the automobile industry generally for many employees at automobile companies to belong to a union, which can result in higher employee costs and increased risk of work stoppages. We may also directly and indirectly depend upon other companies with unionized work forces, such as our manufacturing partners, parts suppliers and trucking and freight companies, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition or operating results.

Risks Related to Ownership of Our Securities

The price of our Common Stock and Warrants may be volatile.

The price of our Common Stock, as well as the Warrants, may fluctuate due to a variety of factors, including:

•changes in the industries in which we and our customers operate;
•developments involving our competitors;
•changes in laws and regulations affecting our business;
•variations in our operating performance and the performance of our competitors in general;
•actual or anticipated fluctuations in our quarterly or annual operating results;
•publication of research reports by securities analysts about us or our competitors or our industry;
•the public’s reaction to our press releases, our other public announcements and our filings with the SEC,particularly with respect to fluctuations in our growth expectations and outlook;
•actions by stockholders, including the sale by the PIPE Investors of any of their shares of our Common Stock;
•additions and departures of key personnel;
•commencement of, or involvement in, litigation involving us;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of shares of our Common Stock available for public sale; and
•general economic and political conditions, such as the effects of the COVID-19 outbreak, recessions, interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability and acts of war or terrorism.

These market and industry factors may materially reduce the market price of our Common Stock and the Warrants regardless of our operating performance.

We do not expect to declare any dividends in the foreseeable future.

We intend to retain its future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board and will depend on our financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as our Board deems relevant.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our Common Stock adversely, the price and trading volume of our Common Stock could decline.

The trading market for our Common Stock will depend in part on the research and reports that analysts publish about our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our Common Stock or publish inaccurate or unfavorable research about our business, the price of our Common Stock could decline. If few analysts cover us, the demand for our Common Stock could decrease and the price of our Common Stock and trading volume may decline. Similar results may occur if one or more of these analysts stop covering us in the future or fail to publish reports on us regularly.

We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of our Common Stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business.

Future resales of our Common Stock may cause the market price of our securities to drop significantly, even if our business is doing well.

In connection with the Business Combination, certain stockholders, officers and directors of Legacy Xos entered into lock-up agreements pursuant to which they will be contractually restricted from selling or transferring any of (i) their shares of our Common Stock held immediately following the Closing and (ii) any of their shares of our Common Stock that result from converting securities held immediately following the Closing (the “Lock-up Shares”). Such restrictions begin at Closing and end on the date that is 180 days after the Closing.

Additionally, Dakota Semler and Giordano Sordoni (the “Founders”) agreed to additional lock-up restrictions beyond those described above. During the term beginning on the 180th day after the Closing Date and ending two years following the Closing Date, the Founders are only permitted to sell their Lock-Up Shares via written trading plans in compliance with Rule 10b5-1 under the Exchange Act.

NextGen Sponsor LLC (“NextGen Sponsor”) entered into a letter agreement, dated October 6, 2020, by and among NextGen, NextGen Sponsor and the other parties thereto, pursuant to which NextGen Sponsor and its permitted distributees is subject to a lock-up ending on the earlier of (i) the date that is one year after the Closing and (ii) the date on which the last reported sale price of Common Stock equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing.

However, following the expiration of such lock-ups, the holders subject to lock-up agreements will not be restricted from selling shares of our Common Stock held by them, other than by applicable securities laws. As such, sales of a substantial number of shares of our Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Common Stock. At Closing, the holders subject to lock-up agreements collectively beneficially owned approximately 71.8% of the outstanding shares of our Common Stock.

The shares held by the holders subject to lock-up agreements may be sold after the expiration of their applicable lock-up periods. As restrictions on resale end and registration statements are available for use, the sale or possibility of sale of these shares could have the effect of increasing the volatility in our share price or the market price of our Common Stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

There is no guarantee that the Warrants will be in the money at the time they become exercisable, and they may expire worthless.

The exercise price for our Warrants is $11.50 per share of Common Stock. There is no guarantee that the Warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the Warrants may expire worthless.

The terms of the Warrants may be amended in a manner adverse to a holder if holders of at least 65% of the then outstanding Public Warrants approve of such amendment.

The Warrants were issued in registered form under a Warrant Agreement between the warrant agent and NextGen. The Warrant Agreement provides that (a) the terms of the Warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the Warrant Agreement to the description of the terms of the Warrants and the Warrant Agreement set forth in the Prospectus, or defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the Warrant Agreement as the parties to the Warrant Agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the Warrants under the Warrant Agreement and (b) all other modifications or amendments require the vote or written consent of at least 65% of the then outstanding Public Warrants; provided that any amendment that solely affects the terms of the Private Placement Warrants or any provision of the Warrant Agreement solely with respect to the Private Placement Warrants will also require at least 65% of the then outstanding Private Placement Warrants.

Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 65% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, shorten the exercise period or decrease the number of shares of our Common Stock purchasable upon exercise of a Warrant.

We may redeem unexpired Warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making such Warrants worthless.

We have the ability to redeem the outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant if, among other things, the last reported sale price of our Common Stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like). Redemption of the outstanding Warrants as described above could force warrant holders to: (i) exercise their Warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so; (ii) sell their Warrants at the then-current market price when they might otherwise wish to hold their Warrants; or (iii) accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, we expect would be substantially less than the market value of the Warrants. None of the Private Placement Warrants will be redeemable by us (subject to limited exceptions) so long as they are held by NextGen Sponsor or its permitted transferees.

In addition, we have the ability to redeem the outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant if, among other things, the last reported sale price of our Common Stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders equals or exceeds $10.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like). In such a case, the holders will be able to exercise their Warrants prior to redemption for a number of shares of our Common Stock determined based on the redemption date and the fair market value of our Common Stock. The value received upon exercise of the Warrants (i) may be less than the value the warrant holders would have received if they had exercised their Warrants at a later time where the underlying share price is higher and (ii) may not compensate the holders for the value of the Warrants, including because the number of shares received of our Common Stock is capped at 0.361 shares per Warrant (subject to adjustment) irrespective of the remaining life of the warrants.

We may issue additional shares of Common Stock or Preferred Stock, including under our equity incentive plan. Any such issuances would dilute the interest of our stockholders and likely present other risks.

We may issue a substantial number of additional shares of Common Stock or Preferred Stock, including under our equity incentive plan. Any such issuances of additional shares of Common Stock or Preferred Stock:

•may significantly dilute the equity interests of our investors;
•may subordinate the rights of holders of Common Stock if Preferred Stock is issued with rights senior to those afforded our Common Stock;
•could cause a change in control if a substantial number of shares of our Common Stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
•may adversely affect prevailing market prices for our Common Stock and/or Warrants.

Concentration of ownership among our existing executive officers, directors and their respective affiliates may prevent new investors from influencing significant corporate decisions.

As of the Closing, our affiliates, executive officers, directors and their respective affiliates as a group beneficially own approximately 56.0% of the outstanding Common Stock. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our Certificate of Incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of us or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

Our Certificate of Incorporation designates specific courts as the exclusive forum for certain stockholder litigation matters, which could limit the ability of our stockholders to obtain a favorable forum for disputes with us or our directors, officers or employees.

Our Certificate of Incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against current or former directors, officers or other employees for breach of fiduciary duty, other similar actions, any other action as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware and any action or proceeding concerning the validity of our Certificate of Incorporation or our Bylaws may be brought only in the Court of Chancery in the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware does not have subject matter jurisdiction thereof, any state court located in the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware), unless we consent in writing to the selection of an alternative forum. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our Certificate of Incorporation also provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. This provision may limit our stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us and our directors, officers or other employees and may have the effect of discouraging lawsuits against our directors, officers and other employees. Furthermore, our stockholders may be subject to increased costs to bring these claims, and the exclusive forum provision could have the effect of discouraging claims or limiting investors’ ability to bring claims in a judicial forum that they find favorable.

In addition, the enforceability of similar exclusive forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with one or more actions or proceedings described above, a court could rule that this provision in our Certificate of Incorporation is inapplicable or unenforceable. In March 2020, the Delaware Supreme Court issued a decision in Salzburg et al. v. Sciabacucchi, which found that an exclusive forum provision providing for claims under the Securities Act to be brought in federal court is facially valid under Delaware law. We intend to enforce this provision, but we do not know whether courts in other jurisdictions will agree with this decision or enforce it. If a court were to find the exclusive forum provision contained in our Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, prospects, financial condition and operating results.

General Risk Factors

Our employees and independent contractors may engage in misconduct or other improper activities, which could have an adverse effect on our business, prospects, financial condition and operating results.

We are exposed to the risk that our employees and independent contractors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or other activities that violate laws and regulations, including production standards, U.S. federal and state fraud, abuse, data privacy and security laws, other similar non-U.S. laws or laws that require the true, complete and accurate reporting of financial information or data. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, prospects, financial condition and operating results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, integrity oversight and reporting obligations to resolve allegations of non-compliance, imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could adversely affect our business, prospects, financial condition and operating results.

We may become subject to product liability claims, including possible class action and derivative lawsuits, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

Product liability claims, even those without merit or those that do not involve our vehicles, could harm our business, prospects, financial condition and operating results. The automobile industry in particular experiences significant product liability claims, and we face inherent risk of exposure to claims in the event our vehicles do not perform or are claimed to not have performed as expected. As is true for other electric vehicle suppliers, we expect in the future that our vehicles will be involved in crashes resulting in death or personal injury. Additionally, product liability claims that affect our competitors or suppliers may also cause indirect adverse publicity for us and our vehicles.

A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim against us or our competitors could generate substantial negative publicity about our vehicles and business and could have a material adverse effect on our brand, business, prospects, financial condition and operating results. We may self-insure against the risk of product liability claims for vehicle exposure, meaning that any product liability claims will likely have to be paid from company funds, not by insurance.

Investments in us may be subject to U.S. foreign investment regulations which may impose conditions or limitations on certain investors (including, but not limited to, limits on purchasing our Common Stock, limits on information sharing with such investors, requiring a voting trust, governance modifications, forced divestiture, or other measures).

Certain investments that involve the acquisition of, or investment in, a U.S. business by a non-U.S. investor may be subject to review and approval by the Committee on Foreign Investment in the United States (“CFIUS”). Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on — among other factors — the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by a foreign person always are subject to CFIUS jurisdiction. Significant CFIUS reform legislation, which was fully implemented through regulations that became effective on February 13, 2020, among other things expanded the scope of CFIUS’s jurisdiction to investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.” Moreover, other countries continue to strengthen their own foreign direct investment (“FDI”) regimes, and investments and transactions outside of the U.S. may be subject to review by non-U.S. FDI regulators if such investments are perceived to implicate national security policy priorities. Any review and approval of an investment or transaction by CFIUS or another FDI regulator may have outsized impacts on transaction certainty, timing, feasibility, and cost, among other things. CFIUS and other FDI regulatory policies and practices are rapidly evolving, and in the event that CFIUS or another FDI regulator reviews one or more proposed or existing investment by investors, there can be no assurances that such investors will be able to maintain, or proceed with, such investments on terms acceptable to such investors. CFIUS or another FDI regulator may seek to impose limitations or restrictions on, or prohibit, investments by such investors (including, but not limited to, limits on purchasing our Common Stock, limits on information sharing with such investors, requiring a voting trust, governance modifications, or forced divestiture, among other things).

Redemption of Warrants for Common Stock when the price per share of Common Stock equals or exceeds $10.00

Once the Warrants become exercisable, the Company may redeem the outstanding Warrants (including both Public Warrants and Private Placement Warrants):

•in whole and not in part;
•at $0.10 per Warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of shares of Common Stock;
•if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like).

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item6.    Exhibits
(a)Exhibits.

Exhibit Number	Description
10.1#	Second Amended and Restated Non-Employee Director Compensation Policy.
10.2#
Offer Letter between Dakota Semler and Thor Trucks Inc. (now known as Xos Fleet, Inc.), dated September 6, 2016 (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 filed on September 13, 2021).

10.3#
Offer Letter between Giordano Sordoni and Thor Trucks Inc. (now known as Xos Fleet, Inc.), dated September 7, 2016 (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 filed on September 13, 2021).

10.4#
Offer Letter between Robert Ferber and Thor Trucks Inc. (now known as Xos Fleet, Inc.), dated April 10, 2019 (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 filed on September 13, 2021).

10.5#
Offer Letter between Kingsley Afemikhe and Xos, Inc. (now known as Xos Fleet, Inc.), dated July 10, 2020 (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 filed on September 13, 2021).

10.6
Lease between Legacy Xos and RIF V – Glendale Commerce Center, LLC, dated August 6, 2021 (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 filed on September 13, 2021).

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
____________
+    Schedules and exhibits have been omitted pursuant to Item 601 (b)(2) of Regulation S-K. The Registrant agrees to furnish supple mentally a copy of any omitted schedule or exhibit to the SEC upon request.
#    Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2021.

XOS, INC.
By:	/s/ Dakota Semler
Name:	Dakota Semler
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Kingsley E. Afemikhe
Name:	Kingsley E. Afemikhe
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)