Form 10-K
period 2021-12-31
Xos, Inc.
filed 2022-03-30
CIK 1819493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from         to
Commission File Number 001-39598

XOS, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-1550505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
3550 Tyburn Street
Los Angeles, CA 90065
(818) 316-1890
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	XOS	Nasdaq Global Market
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	XOSWW	Nasdaq Global Market

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of March 23, 2022, there were approximately 163,234,485 shares of the registrant's common stock outstanding.
The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $372,750,000 based on the closing price reported for such date on the NASDAQ Global Market. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

PART I
As used herein, “Xos”, the “Company,” “our,” “we,” or “us” and similar terms include Xos, Inc. and its subsidiaries, unless the context indicates otherwise.
Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (“the Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. All statements, other than statements of present or historical fact included in this Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of such terms or other similar expressions. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control.

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•our ability to successfully commercialize our Fleet-as-a-Service offering to customers over time;

•delays in the design, manufacturing and wide-spread deployment of our vehicles, powertrains and battery packs;

•our ability to grow market share in our existing markets or any new markets we may enter;

•our ability to successfully complete strategic relationships and alliances with third parties or acquisitions in the future;

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

•the outcome of any legal proceedings against us;

•our financial and business performance, including financial projections and business metrics and any underlying assumptions thereunder;

•changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans;

•our ability to maintain an effective system of internal controls over financial reporting;

•our ability to respond to general economic conditions, including supply chain delays or interruptions that may occur;

•our ability to manage our growth effectively;

•our ability to achieve and maintain profitability in the future;

•our ability to access sources of capital, including debt financing and other sources of capital to finance operations and growth;

•our ability to maintain and enhance our products and brand, and to attract customers;

•our ability to execute our business model, including market acceptance of our planned products and services and achieving sufficient production volumes at acceptable quality levels and prices;

•ability to source certain of our critical inventory items, including battery cells, semiconductor chips and vehicle bodies and aluminum;

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

•general economic and political conditions, such as the effects of the COVID-19 pandemic, recessions, interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability and acts of war or military conflict, including repercussions of the recent military conflict between Russia and Ukraine, or terrorism on our business and the actions the we may take in response thereto;

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

•the outcome of any known and unknown litigation and regulatory proceedings; and

•other risks and uncertainties set forth in this Report in the section entitled “Risk Factors”.
A discussion of these and other factors affecting our business and prospects is set forth in Item 1A. Risk Factors. We encourage investors to review these risk factors.

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

Glossary of Terms
Unless otherwise stated in this Report or the context otherwise requires, reference to:

•“Business Combination” means the Domestication, the Merger and the other transactions contemplated by the Merger Agreement, collectively, including the PIPE Financing;

•“Class 5 to 8 Vehicles” means medium and heavy duty trucks that typically travel on predictable routes and cover less than 200 miles per day;

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

•“Fleet-as-a-Services” means our comprehensive suite of products and services facilitating commercial battery-electric fleet operations through a combination of in-house proprietary technology and turnkey solutions from industry-leading partners. The platform includes our X-Pack battery system, X-Platform modular chassis, Energy Services, service and maintenance, digital fleet management products, over-the-air software update technology, and a wide range of additional service products;

•“Flex Manufacturing Strategy” means leveraging smaller, more-nimble existing facilities and labor talent to assemble vehicles through our strategic manufacturing partnerships, while the Company coordinates other aspects of the manufacturing process, including supply chain logistics, quality control, and manufacturing engineering;

•“Founders” means Dakota Semler and Giordano Sordoni;

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

•“Legacy Xos” means Xos, Inc., a Delaware corporation, prior to the consummation of the Business Combination;

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

•”NextGen Sponsor” means NextGen Sponsor LLC.

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

•“Private Placement Warrants” means the warrants to purchase Common Stock originally issued in a private placement in connection with the initial public offering of NextGen;

•“Public Warrants” means the redeemable warrants to purchase shares of Common Stock at an exercise price of $11.50 per share originally issued in connection with the initial public offering of NextGen;

•“Sponsor” means NextGen’s sponsor, NextGen Sponsor LLC;

•“Subscription Agreements” means the subscription agreements entered into by NextGen and each of the PIPE Investors in connection with the PIPE Financing;

•“Warrants” means Private Placement Warrants and Public Warrants;

•“X-Pack” means our proprietary battery system; and

•“X-Platform” means our proprietary, purpose-built vehicle chassis platform.

Item 1. Business

Overview

Xos, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Xos”) is a mobility solutions company manufacturing Class 5 to 8 battery-electric commercial vehicles. We facilitate the transition of fleets from internal combustion engine vehicles to zero-emission vehicles with proprietary technology suited to the commercial use case. We also provide a range of services to facilitate the transition of fleets to electric vehicles, including charging infrastructure, vehicle maintenance, financing and service.

Our Mission

Our mission is to decarbonize commercial transportation by developing innovative technologies and intelligent mobility solutions at the intersection of transportation, energy and software.

Our Products

We developed the X-Pack (our proprietary battery system) and the X-Platform (our proprietary, purpose-built vehicle chassis platform) specifically for the medium- and heavy-duty commercial vehicle segment with a focus on last-mile commercial fleet operations. We offer our powertrain technology along with design and integration expertise to other original equipment manufacturers (“OEMs”) in the commercial, off-highway and industrial markets under our “Power by Xos” powertrain . In addition, our “Fleet-as-a-Service” offer our customers a comprehensive suite of commercial products and services to facilitate electric fleet operations and seamlessly transition their traditional combustion-engine fleets to battery-electric vehicles.

Our X-Pack and X-Platform provide modular features that allow us to accommodate a wide range of last-mile applications and enable us to offer clients industry-leading total cost of ownership. The X-Platform, our chassis platform, and X-Pack, our battery technology, are available for purchase as part of Xos vehicles. The X-Platform and X-Pack were both engineered to be modular in nature to allow fleet operators to customize vehicles to fit their commercial applications (e.g., upfitting with a specific vehicle body and/or tailoring battery range). In addition to a competitive vehicle purchase price, our technology can also drive savings throughout ownership through increased vehicle uptime, greater payload capacity and reduced service and maintenance expense. Ninety percent of vehicles in our targeted segments operate on routes under 200 miles per shift (referred to as “last-mile” routes). Vehicles that fulfill these predictable last-mile routes generally return to base hubs on a daily basis. Such vehicles are ideal candidates for electrification as operators are able to connect them to dedicated charging infrastructure at return-to-base hubs. Our modular and cost-effective vehicles have been on the road and in customers’ hands since 2018, further validating the durability of satisfaction with our vehicles.

Our powertrain solution is targeted at commercial, off-highway and industrial markets. We provide customers with proprietary powertrain technology and robust components, purpose-designed for the rigors of commercial use. Xos’ powertrain offerings include a broad range of solutions including high voltage batteries, power distribution and management componentry, battery management systems, system controls, inverters, electric traction motors, auxiliary drive systems, in addition to robust engineering, design, and integration services.

Our Fleet-as-a-Service facilitate the transition from traditional internal combustion engine (“ICE”) vehicles to battery electric vehicles and provides fleet operators with a comprehensive set of solutions and products (including, but not limited to, Energy

Services, service and maintenance, vehicle telematics, over-the-air updates and financing) to transition to and to operate an electric fleet. This product offering will combine traditionally disaggregated services into a bundled service package, thus reducing the cost and friction associated with electrifying commercial fleets. Services to be offered in our Fleet-as-a-Service include our proprietary technology and in-house services (X-Platform, digital fleet management products, over-the-air software update technology, and a wide-range of service products) and offerings from our industry leading partners. Fleet-as-a-Service is expected to increase the lifetime revenue of each vehicle sold by us.

We believe our growth in the coming years is supported by the strong secular tailwinds of an increased focus on the impact of climate change and the growth of e-commerce and last-mile delivery. Commercial trucks are the largest emitters of greenhouse gasses per capita in the transportation industry. The U.S. federal, state and foreign governments, along with corporations such as FedEx, Amazon and UPS, have set ambitious goals to reduce greenhouse gas emissions. Simultaneously, e-commerce continues to grow rapidly and has been accelerated by changes in consumer purchasing behavior during the COVID-19 pandemic. We believe the increased regulation relating to commercial vehicles, the launch of sustainability initiatives from leading financial and corporate institutions and the rapid growth of last-mile logistics will fuel accelerated adoption of our products worldwide.

Industry Background

Commercial trucks in the United States emit as much greenhouse gas (“GHG”) per year as cars (approximately 750 million tons of GHG or 41% of all GHG emitted from transportation), despite traveling less than 45% the total distance of cars. Governments, corporations and investors are making concerted efforts and setting aggressive targets to phase out fossil fuel use and reduce GHG emissions. Such initiatives include setting timelines for zero-emission targets, establishing caps on CO2 emissions, and instituting certain other environmental sustainability initiatives.

In the U.S. the Biden Administration has declared the following key environmental targets: (i) a carbon-free power sector by 2035, (ii) a net-zero (i.e. carbon reduction is equal to or greater than carbon emissions) economy by 2050 and (iii) the transition of the U.S. federal government’s vehicle fleet to clean electric vehicle alternatives. Individual states have furthered the push for clean energy mobile solutions. In addition, Congress is currently considering the Build Back Better Act which has proposals to enhance battery processing and manufacturing and also advanced energy manufacturing and recycling grant program, which would support the transition of fleets to zero-emissions. California, the most populous U.S. state, issued Executive Order N-79-20 in September 2020, which requires that 100% of medium- and heavy-duty vehicles sales be zero-emission by 2035. Executive Order N-79-20 targets 100% of medium- and heavy-duty vehicles in operation to be zero-emission by 2045. California has also mandated that three percent (3%) of model-year 2024 heavy-duty vehicles sold in-state be zero-emission vehicles (“ZEV”), with such percentage increasing to 15% by 2030.

Additionally, approximately 20 other countries, including Canada and France, have committed to the phaseout of combustible engine vehicles by 2040 and substitution of ICE vehicles with zero-emission alternatives. On February 18, 2019, the European Union agreed to impose a cap on commercial truck CO2 emissions, and numerous European countries have introduced incentives to promote electric vehicle sales. Emissions targets in the region remain aggressive in the face of the global pandemic, with heavy-duty vehicles required to reduce emissions by 15% in 2025 and by 30% in 2030. Failure to comply with the 2025 target may result in a fine of up to €38K per vehicle, further incentivizing fleets to transition to electric vehicles.

Leading financial and corporate institutions have also committed to environmental sustainability initiatives. A 2021 letter to CEOs from Larry Fink — Chairman and CEO of Blackrock — requested that all boards of directors prepare and disclose a plan to be compatible with a net-zero economy and to commit to launching investment products aligned to a net-zero pathway. Established carriers (such as FedEx, DHL and UPS) and leading last-mile fleets (such as Amazon) announced commitments to explore alternative fuel solutions and reduce their respective carbon footprints. FedEx announced a goal to achieve carbon-neutral operations by 2040 and designated more than $2 billion of initial investment to vehicle electrification, sustainable energy and carbon sequestration. DHL has committed to reduce its emissions by 50% by 2025. It plans to achieve such goal by employing clean pick-up and delivery solutions for 70% of its first- and last-mile operations and further pledged to eliminate all logistics-related emissions by 2050. In 2019 UPS, as a part of its sustainability goals, announced plans to invest $450 million within a three-year period through 2022 to expand its alternative fuel vehicle fleet and infrastructure. In 2019, Amazon co-founded The Climate Pledge — a commitment to achieve company-wide net-zero carbon emissions by 2040.

Our Market Opportunity

Our target market, which includes global last-mile Class 5 to 8 vehicle sales (excluding China), accounts for approximately 800,000 annual vehicle sales and a total addressable market of $100 billion, of which $34 billion is attributed to the United States (which reflects an assumed average selling price applied to medium-duty and 20% of heavy-duty commercial truck sales assumed to be used for last-mile applications) in 2021. The global last-mile delivery market is expected to grow to approximately $424 billion by 2030, representing a CAGR of 10% from 2022 to 2030. Same-day delivery is expected to have a 25% market share by 2025. The COVID-19 pandemic accelerated demand in the last-mile segment due to an increase in shipping volumes and consumer expectations for shortened delivery times. To address heightened demand and evolving customer expectations, delivery fulfillment centers continue to be positioned near end customers. The emphasis on fulfillment center proximity to end-use consumers has been a factor in driving an estimated 34% reduction in the average route length since 2000 and an increase in the number of last-mile routes.

We believe the last-mile delivery segment is a prime market for electrification for the following reasons:

•Technology Alignment. Short- and medium-haul routes better align with the range, weight and charging parameters of battery-electric technology compared to long-haul routes that require increased battery capacities to meet range requirements. Allocating more weight to battery systems in long-haul vehicles in turn reduces payload capacity. Furthermore, short and medium driving distances with frequent stop-and-go duty cycles can increase fuel economy by 30-40% and reduce maintenance costs by up to 30% compared to traditional diesel alternatives. In addition, many short- and medium-haul routes feature diminishing loads in which the vehicle becomes lighter as the route progresses, which in turn extends vehicle range.

•Infrastructure Capabilities. Our focus on the return-to-base vehicle segment allows us and our customers to deploy charging stations at established local depots rather than route-based charging points. Last-mile vehicles often operate in shifts. Such shift-based operation allows for recharge periods and reduces the need for quick-charge capabilities, which can negatively impact long-term battery health.

•Battery Range Optimization. Predictable routes allow fleets to optimize for battery range, reduce the overall cost of the vehicle, maximize payload and increase energy efficiency by avoiding unnecessary battery packs to accommodate unforeseen range requirements. Alignment between battery capacity needs and battery system hardware helps improve TCO.

•Population Dense Markets. Last-mile routes are typically located in high-density geographies and in closer proximity to end customers. Electric vehicles emit less GHG compared to fossil fuel vehicles, which not only has a positive environmental impact, but also reduces certain health issues associated with air pollutants.

•Regulatory Support and Market Tailwinds. Ambitious environmental regulations and goals set by financial and corporate institutions are primed to accelerate the shift from diesel and gasoline trucks to electric or other alternative fuel vehicles.

We believe that the medium- and heavy-duty last-mile commercial segment remains relatively underserved with many ZEV OEMs focusing on addressing other commercial transportation applications, such as light-duty package cars and long-haul transportation.

In addition to the growing market opportunity related to vehicle sales, we anticipate opportunities through our Fleet-as-a-Service product. Our Fleet-as-a-Service package includes products sold at the point-of-sale (“POS”) and recurring aftermarket services. We believe that these complementary product and service offerings have the potential to drive customer retention and recurring revenue. Such offerings are expected to facilitate the transition to electric fleets and vehicle sales to customers who otherwise may not have considered battery-electric fleets. As a result of the foregoing, we believe that we are positioned to become the market leader in the rapidly growing medium- and heavy-duty last mile commercial vehicle market segment through our purpose-built technology, first-mover advantage and our comprehensive Fleet-as-a-Service package.

Our Competitive Advantages

Prior to starting Xos, our co-founders operated a fleet of commercial vehicles and experienced common challenges in commercial fleet management. Such challenges include rising maintenance expenses, volatile fueling costs and evolving emission regulations. Direct experience as fleet operators enabled our founders to develop a customer-focused company with proprietary technology tailored for commercial fleet applications. Our fleet-focused business is further bolstered by customer feedback and on-the-road validation. We delivered our first fleet vehicle in 2018 and have had production vehicles operating on ordinary business routes with industry-leading commercial fleets such as Loomis.

Commercial fleets require attributes that are distinct from passenger cars and light-duty vehicles. Rather than maximizing range and battery volumetric density, medium- and heavy-duty vehicles in the last-mile sector focus on improved gravimetric density to maximize carrying capacity, increased durability to withstand high-impact driving over long periods and low total cost of ownership to maximize profitability. We believe we are a leader in advanced mobility solutions for medium- and heavy-duty vehicles due in part to the following strengths:

•Proprietary X-Pack battery technology design is modular with commercial grade uptime performance and limited system warranty exposure. Our proprietary modular battery systems are purpose-built for the rigors of the commercial last-mile segment. Each X-Pack features its own battery management system (“BMS”) and operates at system voltage which allows each pack to perform independently and irrespective of other packs on the vehicle. This ensures maximum uptime and limited warranty exposure as defects are localized and isolated from the rest of the vehicle and can be addressed at the pack-level (as opposed to requiring a complete system overhaul). This modularity also provides “cut-to-length” capabilities that allow vehicles to be configured and reconfigured post-delivery with the appropriate amount of range and payload capacity with the simple addition and removal of battery packs. Each Xos vehicle can support multiple X-Packs in single-pack increments to tailor battery needs to each user’s unique range and payload requirements, providing maximum operating flexibility for fleet customers.

•Proprietary X-Platform chassis platform adapts to unique specifications and commercial applications. The X-Platform chassis is the foundation of our vehicle products and includes stripped chassis, chassis cab and tractor versions. The X-Platform accommodates a wide range of commercial vehicle bodies, which allows our vehicles to be class, industry and application agnostic. Our universal platform allows us to reduce expenses related to testing, validation and research and development that are normally required to launch new truck variants since our chassis platform is similar across each configuration. Our cross-application approach allows us to offer a wide variety of purpose-built vehicle models, including stepvans, armored stepvans, box trucks, beverage trucks, bucket trucks, and day cabs.

•Expected industry-leading unsubsidized total cost of ownership addresses fleets’ bottom line. Our core technologies, including the X-Pack and the X-Platform, are developed in-house specifically for the last-mile commercial use case and are modular in nature. As a result, we are able to offer fleets expected industry-leading unsubsidized total cost of ownership relative to traditional diesel, hybrid and zero-emissions alternatives. Our vehicles generally price at a slight premium relative to traditional diesel and hybrid alternatives; however, Xos vehicles feature expected payback periods of less than three years and less than one year in certain use cases. Furthermore, our vehicles are generally priced lower than zero-emission competitors. Although our vehicles often qualify for incentives from government-sponsored sustainable energy programs, the aforementioned projected total cost of ownership figures are calculated on an unsubsidized basis and reflect our ability to maintain a long-term competitive edge.

•Investment in customer validation and durability testing leads to first-mover advantage. Customer validation and durability testing is essential for electric vehicle manufacturers to participate in the procurement of the world’s largest fleets and can often take over three years. We have tested and validated our vehicles with large-scale multinational fleets for over three years. We are one of the few emerging zero-emission truck OEMs that have vehicles on the road and operating on business routes. We understand the importance of this process and partnered with large-scale national customers early in our development. We aim to continue our capture of market share by contracting with large-scale commercial fleets and through direct customer channels.

•Flexible manufacturing strategy leveraging smaller more-nimble facilities. We utilize a flexible manufacturing approach that leverages manufacturing partnerships to develop smaller and adaptable facilities relative to the large-scale greenfield manufacturing plants popular amongst traditional automotive manufacturers. Our Flex facilities utilize the existing assembly facilities and labor force of our manufacturing partners and bypass such capital-intensive processes as we enter new markets. Each of our Flex facilities has capacity to manufacture an estimated 5,000 vehicles per year once fully tooled. Each facility’s smaller footprint and our utilization of existing facilities and labor allows us to establish each Flex facility in under one year. We are able to upstart our facilities in lockstep with our order book and address market demand in real-time ahead of competitors with longer lead-time manufacturing strategies. Our nimble Flex facilities can also be strategically positioned in geographies near customers and suppliers — both domestic and international — and reduce logistics complexity and shipping costs.

•Robust network of strategic partners enables turnkey solutions offering.

•Supply Chain: We partner with globalized and diversified supply chain companies to mitigate the risk of localized and single-source production issues for key components such as battery cells, frame components and axles. Our suppliers include LG Chem (providing battery cells from South Korea), Ashok Leyland (providing stamped commodities from India) and TM4 (providing motors and inverters from Canada), among others. Our products use various raw materials including aluminum, steel, cobalt, lithium, nickel and copper. Pricing for these materials is governed by market conditions and may fluctuate due to various factors outside of our control, such as supply and demand and market speculation. We are currently securing all raw materials and components that are either available or becoming available in the global supply chain to support our operations.

•Manufacturing: We have established relationships with global and national commercial vehicle manufacturers that provide facilities and labor to assemble our vehicles. Our partners include Metalsa, a worldwide manufacturer of frame and chassis systems for commercial vehicles headquartered in Monterrey, Mexico, and Fitzgerald, the largest manufacturer of glider kits in the United States and partner to our first Flex facility.

•Vehicle Body: We purchase vehicle bodies, including step-van or “walk-through” bodies, directly from vehicle body outfitters such as Morgan Olson. Such vehicle bodies are designed to fit the specific commercial needs of our customers and are installed directly onto our vehicle platforms at designated body upfit facilities.

•Distributors: We work with industry-leading distribution partners, including Thompson Truck Centers, Yancey Bros. Co., and Murphy-Hoffman Company, each of whom has committed to a long-term distribution relationship with Xos.

•Financing: We have partnered with DLL, a leading global vendor finance partner with a portfolio exceeding €30 billion in assets, to facilitate our Xos Financial Services program. Customers will be able to finance their vehicles and certain other Fleet-as-a-Service products through a variety of financial products with partners such as DLL to accommodate their own unique capital needs.

•Service and Maintenance: We have partnered with Dickinson Fleet Services, a leading provider of fleet maintenance solutions, to provide customers with comprehensive maintenance and after-sales services to ensure maximum uptime and minimal operational disruption. In addition, we partner with our distributor partners for services in their coverage areas.

•Competitive financing options: Through our financing partners, we offer competitive financing solutions across a wide variety of products to offset our customers’ burden of purchasing vehicles outright and to realize certain cost savings. Financial products offered through our financial partners extend beyond vehicle purchases and support our Fleet-as-a-Service products. Customers are able to access financial tools for charging infrastructure, telematics products and vehicle service and maintenance in a bundled contract at a fixed monthly cost. All financing products are underwritten and supplied by our financing partners.

•Comprehensive Fleet-as-a-Service drives customer traction and retention: We manufacture next-generation battery-electric vehicles and provide a comprehensive suite of fleet management products. Our Fleet-as-a-Service program will include products related to charging infrastructure, vehicle service and maintenance, customer financing, telematics services, and risk mitigation products. By providing a bundled all-in-one product suite, we will enable fleets to access a comprehensive set of tools needed to transition to electrification and operate electric vehicles through a single point of contact compared to a traditional model in which such offerings are disaggregated.

•Highly experienced management team complements visionary founders: We have built a world-class team composed of industry leaders with decades of experience from some of the most well-known and highly regarded companies in the advanced mobility and commercial vehicle segments. Such honed experience combined with our founders’ fleet operational professional histories has positioned us to disrupt the incumbent commercial fleet model and capitalize on prime opportunities in the last-mile commercial industry.

Our Go-To-Market Strategy

We delivered our first electric commercial vehicle to a globally recognized commercial fleet in 2018 and have made deliveries to a range of customers. Our vehicles have been used in on-road commercial applications on last-mile routes since 2018. We believe our early commitment to confirmation trials and field use places us ahead of most direct competitors with respect to product validation.

In addition to large-scale national accounts with major commercial fleet operators, we deliver vehicles directly to small and medium fleets via our in-house sales representatives and established distribution and channel partners. Such accounts include independent service providers (ISPs) who fulfill last-mile routes for enterprise partners. Robust partnerships with established distributors such as Thompson Truck Centers, Yancey Bros. Co. and Murphy-Hoffman Company facilitate sales to direct accounts and offer our Fleet-as-a-Service, such as vehicle financing and extended warranty products, to such commercial fleets.

As of December 31, 2021, we have entered into binding agreements and non-binding letters of intent, memorandums of understanding and other similar agreements with various customers. We have delivered 22 vehicles and 22 powertrains for the year-ended December 31, 2021. Our customer base spans a variety of vocational applications and includes large-scale national accounts (such as AB InBev and Loomis); independent service providers (ISPs) for multinational companies (such as FedEx Ground Operators, BQ Express and Patton Logistics); distribution partners (such as Thompson Truck Centers, Yancey Bros. Co., and Murphy-Hoffman Company); and direct accounts (such as Unifirst).

We believe that our existing contracted customers will continue to procure our vehicles and account for a meaningful portion of projected vehicle deliveries going forward. We are focused on a diversified customer base and are in current discussions with established and well-known fleets across last-mile delivery, business services, drayage and other vocational industries to continue the growth of our customer base.

Our bundled Fleet-as-a-Service under development complements vehicle sales and will drive recurring revenue and customer retention after the initial vehicle sale. Our bundled service offering mitigates barriers to entry for commercial fleet electrification and provides critical infrastructure products, Energy Services, maintenance and service solutions, insurance and warranty packages, financial service options and tailored telematics technologies for purchased and leased vehicles. Our Fleet-as-a-Service allows certain fleet owners to transition to electrification in instances that otherwise would have been cost- or resource-prohibitive.

We aim to leverage opportune sustainability programs in foreign markets to expand our international footprint. We believe our business model enables us to meet international opportunities. Our agile Flex manufacturing strategy facilitates quick adoption in new markets. Our modular X-Platform is broadly adaptable to unique use case specifications in foreign markets. Our global partnership network includes existing footprints in target foreign markets and a multinational blue chip customer portfolio with fleet vehicles operating in international regions. Our expected industry leading unsubsidized total cost of ownership provides low-cost vehicle options even without accounting for region- and country-specific economic incentives. Our honed focus on the last-mile commercial segment further provides a competitive advantage as our products are not dependent on non-existent or underdeveloped long-haul transportation infrastructure in less developed regions.

UniFirst
UniFirst
UNIFORMS
SERVICES
SOLUTIONS
100% ELECTRIC

Our Products and Services

We have been committed to advanced mobility solutions for last-mile commercial fleets and innovative approaches to sustainability since our founding in 2015. Our deep-seated expertise and acute fleet operation experience proved critical in the development of our modular X-Platform and Fleet-as-a-Service bundled product offering.

X-Platform (Class 5/6 and Class 7/8):

Our proprietary X-Platform is the core modular chassis platform for Xos vehicles. Our cross-application platform features broad deployment capabilities and accommodates a wide range of vehicle bodies and use-case applications. Our X-Platform can accommodate a large number of vehicle bodies and transform into numerous truck variants, including stepvans, armored body vans, box trucks, beverage trucks, and day cabs. The application flexibility afforded by our X-Platform allows us to address a broad range of commercial last-mile applications and target a broad market segment in the commercial transportation industry.

Fleet-as-a-Service

Our Fleet-as-a-Service under development will be a bundled offering that provides customers products and services to assist with fleet operations and the transition to electrification including:

•Energy Services. A comprehensive energy solution package to facilitate the full life-cycle of the vehicle ownership process. Our services will include installation, configuration and implementation of critical on-site vehicle charging infrastructure. Our products and guidance will provide clients with stable and economic energy solutions through active energy management capabilities and smart-charge technologies. Xos HubTM, our proprietary mobile charging unit deployable for on-demand charging requirements, will offer flexible charging solutions to fleet customers. Such solutions will provide commercial fleet owners a streamlined and cost-efficient avenue to transition to battery-electric vehicles.

•Service and Maintenance. We provide vehicle service and maintenance to our customers through our own internal mobile maintenance team and in partnership with dealers and Dickinson Fleet Services — a leading national commercial fleet maintenance service provider. Our service and maintenance bundle maximizes vehicle uptime and minimizes operational disruption.

•Replacement Parts. We partner with authorized service providers to offer customers Xos-certified vehicle components (including the X-Pack). The modular nature of our X-Platform and X-Pack maximizes component utility and increases the number of common parts used across vehicle models. Such approach minimizes complexities related to component part sales and procurement logistics. Certain Xos-certified components are required to maintain compliance with our standard OEM battery and vehicle warranties and preserve vehicle performance and reliability.

•Financing. We partner with leading lending institutions to provide a comprehensive suite of financing products (including loans, leases and lines of credit) for customers of our product and services. Financing solutions include the option to bundle both Xos vehicle purchases and Fleet-as-a-Service into a single agreement to provide customers full-service financing at a fixed monthly cost. Such financial products are underwritten and supplied by our financing partners.

•Risk Products. Risk mitigation products, including GAP insurance, basic extended warranty, and other specialty coverages such as tire and wheel warranty, will be offered in partnership with third-party service providers.

•Xosphere Intelligence Platform. We currently provide customers with advanced on-board telematics capabilities. Our upcoming Xosphere Intelligence Platform features a telematics unit to enable remote commissioning, remote software updates, remote service assessments, and transmits data to a proprietary cloud-based software system. Our telematics capabilities provide clients real-time systems metrics such as vehicle location, energy consumption, vehicle performance, driver safety and behavior data, dashcam integration and more. Our telematics platform features over-the-air vehicle software updates to provide customers rapid access to enhanced software features. The Xosphere Intelligence Platform provides customers with advanced vehicle technology that facilitates cost reduction (e.g., lower insurance premiums through driver safety programs) and increases fleet efficiency (e.g. increased vehicle uptime).

Our Proprietary Technologies

We developed proprietary technologies central to our vehicles and service offerings, including the X-Pack advanced battery pack systems, X-Platform modular vehicle chassis platform, next-generation vehicle software and our Xosphere Intelligence Platform.

X-Pack Battery

We have the ability to design and engineer battery systems internally, as well as the flexibility to integrate battery systems or components from partners. We have developed proprietary battery technology, engineered from the cell-up and purpose-built for the last-mile commercial use case. Our Xos battery packs feature “cut-to-length” modular architecture to provide flexibility and meet each customer’s unique range and payload capacity needs.

We began the production of the Lyra Series of battery packs to be installed on new Xos vehicles beginning in the fourth quarter of 2021. The Lyra series of battery packs features a 52% improvement in gravimetric energy density and a 45% improvement in volumetric energy density from prior Xos battery systems, and is compatible with all Xos on-highway vehicles. The battery packs come in two configurations: Lyra 30 (29.4kWh) and Lyra 60 (61.8kWh) offering 25 and 50 miles of range, respectively. Each pack features individual, recirculated air cooling and an independent battery management system, offering improved reliability and the ability to mix-and-match packs to cater to each customer’s unique range requirements.

X-Platform Chassis

The X-Platform chassis was built and designed specifically for last-mile commercial use. The X-Platform is the foundation for Xos vehicle products, including our stripped chassis, chassis cab and tractor vehicles. Our modular proprietary chassis accommodates a wide range of commercial use applications and vehicle body upfits. Such modularity provides us with a competitive advantage in the commercial transportation sector in which commercial fleet operators deploy vehicles across an array of use-applications and environments.

Each X-Platform is able to accommodate a sufficient number of X-Packs to provide over 200 miles of range across our current vehicle product variants. Our vehicle range capability allows Xos vehicles to meet the demands of rigorous last-mile routes. Each X-Platform is constructed with high-strength steel and provides enhanced durability relative to other options on the market.

Vehicle Control Software

We designed and developed on-board vehicle control software which leverages basic third-party software and integrates our proprietary powertrain controls, body controls, instrument cluster and infotainment and Xos-Connect software.

•Powertrain controls. We developed our powertrain controls, which include, but are not limited to, torque arbitration and power state management, thermal management for our powertrain and high-voltage battery systems, advanced driver assistance and safety (ADAS) and charging system communication and controls.

•Body controls. We developed our body controls, which include cabin heater and air conditioning, shifter communication, power steering control, electronic parking brake system and certain other software critical to vehicle controls.

•Instrument cluster and infotainment. We designed a fully digital instrument cluster specifically for last-mile commercial electric vehicles. Our custom user interface integrates into all Xos vehicles and is designed to enhance safe vehicle operation and provide critical safety information and driver efficiency guidance.

•Xos-Connect software. Our proprietary software connects directly with our vehicles to track telematics data. The software also contains connection modules that feature over-the-air update capabilities through our cloud intelligence platform and allow for remote diagnostics and maintenance services.

Xosphere Intelligence Platform

We are designing and developing the Xosphere Intelligence Platform — our customer-facing fleet operations platform — for commercial fleets with last-mile battery-electric vehicles. Our platform is designed to be an all-in-one vehicle control center. The Xosphere Intelligence Platform will provide vehicle telematics data, such as real-time location, driver performance, vehicle alerts, dashcam integration, battery capacity, energy consumption, fuel cost savings and environmental impact.

In addition to vehicle performance, the Xosphere Intelligence Platform will integrate with third-party systems for service and maintenance, financing, and certain other commercial vehicle applications, providing fleet operators with comprehensive data and analysis to increase operational efficiencies and reduce operating costs.

Flex Manufacturing

We have taken a conservative approach to capital investment with our Flex manufacturing strategy.

Our agile Flex manufacturing strategy leverages existing facilities and labor talent through strategic manufacturing partnerships. Such approach allows us to assemble vehicles in a more time- and capital-efficient manner relative to traditional, large-scale automotive assembly factories. Each Xos Flex facility is designed to produce up to 5,000 vehicles per year once fully tooled. Our facilities will host their own co-located battery and vehicle assembly lines and assemble fully operational vehicles to be directly delivered to customers or final body upfitters. Our Flex manufacturing approach is structured such that manufacturing partners provide real property facilities and vehicle assembly services while we coordinate other aspects of the manufacturing process, including supply chain logistics, battery assembly and manufacturing engineering.

Each of our Flex manufacturing facilities will require an estimated $45 million in capital expenditure — approximately 80% less than a traditional large-scale automotive manufacturing facility. Our Flex facilities are operational as quickly as within one year, an estimated two to three years quicker than construction and completion of traditional greenfield automotive factories. Furthermore, our factory management system and line design require a real estate footprint as small as 150,000 square feet — a footprint more than approximately 90% smaller than traditional automotive assembly facilities.

Our strategic approach to agile manufacturing facilities and shortened production timelines allow us to meet demand in real-time and more quickly than competitors. Our nimble facilities also allow us to establish production facilities in close proximity to customers and body upfitters, which in turn reduces delivery logistics and shipping expenses.

Due to the X-Platform proprietary design, our assembly lines require no on-site stamping or certain other processes and equipment that typically drive up the cost of traditional automotive assembly. Each assembly line can also accommodate various Xos vehicle products as opposed to being limited and designed for single product use.

As of December 31, 2021, we have two Flex facilities operating and producing our vehicles. Our first facility was launched in partnership with Fitzgerald, the largest manufacturer of glider vehicles in the United States, which at one point produced over 5,000 tractor trucks per year. The facility is strategically located in Byrdstown, Tennessee near Morgan Olson, a provider of stepvan vehicle bodies for over 100 years and the preferred provider of a number of our customers. We also assemble vehicles with Metalsa, a global manufacturer of frame and chassis systems for commercial vehicles headquartered in Monterrey, Mexico. Metalsa features facilities across the globe with capacity to manufacture vehicles in our target international markets.

Our Growth Strategy

We intend to leverage our competitive advantages and the following growth strategies to remain a leader in intelligent mobility solutions:

•Capitalize on increasing regulatory pressure and customer demand for zero-emission vehicles. Commercial trucks in the United States emit as much GHG as passenger cars, producing over 750 million tons of GHG in the United States annually, despite traveling 45% fewer miles than passenger cars. U.S. federal, state and local regulations have required transitions to clean transportation solutions. In addition, approximately 20 countries have committed to the reduction of phase fossil fuel use in vehicles by 2040. We are prepared to capitalize on such regulatory tailwinds globally.

•Focus on land-and-expand strategy. We have built strong customer relationships. All customers with Xos vehicles in their fleets for over one year have committed to binding or non-binding follow-on orders underscoring the efficacy of our next-generation vehicle technologies. We continue to develop long-term relationships with our established customer base and anticipate higher volume vehicles orders as each transitions to net-carbon neutral fleet programs.

•Acquisition of new customers. By leveraging existing strategic partnerships, including Thompson Truck Centers, Yancey Bros. Co., and Murphy-Hoffman Company, we expect to broaden our customer base and expand into new markets. We expect to capture new fleet customers through our attractive value propositions, advanced vehicle technologies and bundled Fleet-as-a-Service package.

•International expansion. We have the ability to expand internationally in a capital efficient manner due in part to the modularity of our broad X-Platform and X-Pack battery system applications and agile Flex manufacturing approach. We are currently in discussions with numerous fleets in Canada, Europe and South America. We also intend to leverage the international footprint of our existing global customers to cross-sell to foreign markets.

•Opportunistic strategic acquisitions. We may pursue strategic acquisitions to accelerate our growth plans and supplement our existing product and service offerings.

Intellectual Property

Our ability to protect our material intellectual property is important to our business. We rely upon a combination of protections afforded to owners of patents, copyrights, trade secrets, and trademarks, along with employee and third-party non-disclosure agreements and other contractual restrictions to establish and protect our intellectual property rights. In particular, unpatented trade secrets in the fields of research, development and engineering are an important aspect of our business by ensuring that our technology remains confidential. We also pursue patent protection when we believe we have developed a patentable invention and the benefits of obtaining a patent outweigh the risks of making the invention public through patent filings.

As of December 31, 2021, we had 5 awarded U.S. patents. We pursue the registration of our domain names and material trademarks and service marks in the United States. In an effort to protect our brand, as of December 31, 2021, we had 22 pending or approved U.S. trademark applications.

We regularly review our development efforts to assess the existence and patentability of new inventions, and we are prepared to file additional patent applications when we determine it would benefit our business to do so.

Facilities

Our headquarters are located in an 85,142 square foot facility in Los Angeles, California, where we design, engineer and develop our vehicles and battery packs. We entered a new lease agreement for the facility with the landlord in August 2021. The new lease commenced on January 1, 2022 and will terminate pursuant to its terms on January 31, 2027, unless amended and/or extended.

In addition to our headquarter location, we have short-term leases in North Hollywood, California and Beaverton, Oregon to support our operations.

Human Capital

People Strategy and Governance

We firmly believe an integral part of our growth story is through elevating the most important asset we have: our people. By focusing on the fundamentals of our people strategy, leadership, culture and talent, we remain strong, adaptive, innovative, and well-equipped to respond to the ever-changing commercial vehicle landscape. Our Employee Experience Team and Sustainability and Innovation Committee are and will be responsible for our human capital policies and strategies and their collective recommendations to our CEO and key leadership members allow us to proactively manage our human capital and care for our employees in a manner that is consistent with our values.

Commitment to Diversity, Equity, and Inclusion

At Xos, we believe that creating an inclusive environment for all our employees is foundational to our success and, more importantly, morally the right thing to do. One of our organizational values is “One team: Be actively inclusive. Embrace diversity. Support and celebrate others.” We are committed to creating and maintaining a workplace in which all employees have an opportunity to participate and contribute to the success of our business and are valued for their skills, experience, and unique perspectives.

We administer Employee Resource Groups that represent various dimensions of our employee population, including racial, ethnic, gender, religious, and generational communities, as well as provide training materials to team leaders on inclusive leadership. These groups provide a place for employees of diverse backgrounds to find belonging at Xos in addition to helping all employees learn about experiences that differ from their own.

Talent Attraction, Growth, and Capability Assessment

We leverage best practices in assessments and talent management to strengthen and expand our current capabilities and future pipeline while reinforcing a culture of belonging, empowerment, and innovation. We also create targeted learning experiences, democratizing learning and career development opportunities across the organization, and empowering employees to design their own career paths with skill development targeted for the roles of today and the future.

The extent to which our leaders are equipped to care for, inspire, and empower our people plays a vital role in our strategy. Our set of leadership habits outlines clear expectations for our leaders: that they regularly connect with team members, spend time teaching and coaching, and champion their team’s career development. We are committed to helping our leaders strengthen these capabilities with dedicated learning paths and non-traditional learning opportunities.

Employee Well-being Initiatives

Our holistic approach to well-being encompasses the financial, social, mental/emotional, physical, and professional needs of our employees. Foundational to our well-being philosophy is providing a broad array of resources and solutions to educate employees and build capability and support for meeting individual well-being needs and goals. These initiatives include financial seminars, weekly mindfulness sessions, an on-site gym, and healthy food in our kitchens.

We employ programs to understand employee sentiment on their mental and emotional well-being, health & safety, employee experience, culture, diversity, equity and inclusion, leadership and strategic alignment. Weekly check-ins gather pulse scores and employee feedback on those topics. Suggestion boxes and focus groups collect additional information on employee sentiment and needs, and we communicate the resulting actions taken with our employee population.

Our well-being programs are an integral part of our total rewards strategy as we work to address business and employee challenges through a multi-channel approach that provides our diverse populations and global regions flexibility and choices to meet their specific needs.

Employment Data

As of December 31, 2021, we had 289 full-time employees, 35 contractors and 5 interns. We have not experienced any work stoppages and consider our relationship with our employees to be good. None of our employees are subject to a collective bargaining agreement or represented by a labor union.

Government Regulations

We operate in an industry that is subject to extensive environmental regulation, which has become more stringent over time. The laws and regulations to which we are subject govern, among others, vehicle emissions and the storage, handling, treatment, transportation and disposal of hazardous materials and the remediation of environmental contamination. Compliance with such laws and regulations at an international, regional, national, provincial and local level is an important aspect of our ability to continue our operations.

Environmental standards applicable to us are established by the laws and regulations of the countries in which we operate, standards adopted by regulatory agencies and the permits and licenses issued to us. Each of these sources is subject to periodic modifications and what we anticipate will be increasingly stringent requirements. Violations of these laws, regulations or permits and licenses may result in substantial administrative, civil or even criminal fines, penalties, and possibly orders to cease any violating operations or to conduct or pay for corrective works. In some instances, violations may also result in the suspension or revocation of permits or licenses.

Emissions

California has greenhouse gas emissions standards that closely follow the standards of the U.S. Environmental Protection Agency. The registration and sale of ZEVs in California could earn us ZEV credits that we could in turn sell to traditional original equipment manufacturers (“OEMs”) looking to offset emissions from their traditional internal combustion engine vehicles in order to meet California’s emissions regulations. Other U.S. states have adopted similar standards including Colorado, Connecticut, Maine, Maryland, Massachusetts, New Jersey, New York, Oregon, Rhode Island and Vermont. We may take advantage of these regimes by registering and selling ZEVs in these other U.S. states.

ZEV credits in California are calculated under the ZEV regulation and are paid in relation to ZEVs sold and registered in California including battery electric vehicles (“BEVs”) and fuel cell electric vehicles (“FCEVs”). The ZEV program assigns ZEV credits to each vehicle manufacturer. Vehicle manufacturers are required to maintain ZEV credits equal to a set percentage of non-electric vehicles sold and registered in California. Each vehicle sold and registered in California earns a number of credits based on the drivetrain type and the all-electric range (“AER”) of the vehicle under the Urban Dynamometer Driving Schedule Test Cycle.

EPA Emissions and Certificate of Conformity

The U.S. Clean Air Act requires that we obtain a Certificate of Conformity issued by the U.S. Environmental Protection Agency (“EPA”) or a California Executive Order issued by the California Air Resources Board (“CARB”) certifying that its vehicles comply with all applicable emissions requirements. A Certificate of Conformity is required for vehicles sold in states covered by the Clean Air Act’s standards or a CARB Executive Order is required for vehicles sold in states that have adopted California’s stricter standards for emissions controls related to new vehicles and engines sold in such states. States that have adopted the California standards as approved by EPA also recognize the CARB Executive Order for sales of vehicles. In addition to California, there are 13 other states which have either adopted or are in the process of adopting the stricter California standards, including New York, Massachusetts, Vermont, Maine, Pennsylvania, Connecticut, Rhode Island, Washington, Oregon, New Jersey, Maryland, Delaware and Colorado.

Although our vehicles have zero-emissions, we are required to seek an EPA Certificate of Conformity for vehicles sold in states covered by the Clean Air Act’s standards or a CARB Executive Order for vehicles sold in California or any of the other 13 states identified above that have adopted the stricter California standards.

Vehicle Safety and Testing

Our vehicles are subject to, and are required to comply with, the National Traffic and Motor Vehicle Safety Act, as amended, and numerous regulatory requirements established by the National Highway Traffic Safety Administration (“NHTSA”), an operating administration of the U.S. Department of Transportation, including applicable U.S. federal motor vehicle safety standards (“FMVSS”). We expect our vehicles to either meet or otherwise be exempt from all applicable FMVSS. Additionally, there are regulatory changes being considered for several FMVSSs, and while we anticipate being in compliance with the proposed changes, there is no assurance until final regulation changes are enacted.

As a U.S.-based manufacturer, we must self-certify that our vehicles meet all applicable FMVSSs, as well as the NHTSA bumper standard, or otherwise are exempt, before the vehicles can be imported or sold in the United States. Numerous FMVSSs apply to our vehicles, such as crash-worthiness requirements, crash avoidance requirements and EV-specific requirements. We will also be required to comply with other federal laws and regulations administered by NHTSA.

As we expand our offerings outside of the United States, our vehicles will be subject to foreign safety, environmental and other regulations. Many of those regulations are different from those applicable in the United States and may require redesign and/or retesting.

Battery Safety and Testing Regulation

Our battery packs are required to conform to mandatory regulations that govern transport of “dangerous goods,” defined to include lithium-ion batteries, which may present a risk in transportation. The governing regulations, which are issued by the Pipeline and Hazardous Materials Safety Administration, are based on the UN Recommendations on the Safe Transport of Dangerous Goods Model Regulations and related UN Manual Tests and Criteria. The regulations vary by mode of shipping transportation, such as by ocean vessel, rail, truck or air. We use lithium-ion cells in the high voltage battery packs in our vehicles. The use, storage, and disposal of our battery packs is regulated under U.S. federal law.

Competition

We have experienced, and expect to continue to experience, intense competition from a number of companies, particularly as the commercial transportation sector increasingly shifts towards low-emission, zero-emission or carbon neutral solutions. Existing commercial diesel vehicle OEMs, such as Daimler, Ford, General Motors, Navistar, Paccar, Shyft Group, and Volvo, maintain the largest market shares in the sector.

In addition to competition from traditional diesel OEMs, we face competition from disruptive vehicle manufacturers that are developing alternative fuel and electric commercial vehicles, such as Nikola, Arrival, Rivian, Workhorse, BYD Motors, The Lion Electric Company, and Proterra.

We take a hybrid approach to the development of customers based on the size of their fleets. Our client base includes small (<20 vehicles), medium- (20-100 vehicles), and large (>100 vehicles) fleet owners and operators. Many large fleets have clearly defined fleet procurement divisions, which allows us to more easily identify decision-makers using a smaller sales force. Implementation of our vehicles into large national fleets also validates our vehicle products for small and medium fleet operators. However, large national fleets tend to have long sales cycles and pursue a phased approach to new vehicle implementation. Most sizeable fleet operators are in the early stages of adoption of commercial electric vehicle solutions. One approach taken by such fleets, including operators who have publicly announced their intention to electrify their fleets, is to test multiple commercial electric vehicle alternatives. In such a competitive landscape, we believe our proven advantages, including our industry-leading total cost of ownership, will enable our vehicles to out-compete other electric vehicles in such trials.

Small and medium fleets often have more streamlined fleet purchase processes than large fleet operators and fewer requests for tailor-made product specifications. We are often able to more quickly engage and complete vehicle sales cycles with such clients. Many small and medium fleets have different vehicle use cases than large fleets, and such companies provide us valuable feedback for product development purposes.

We believe the primary competitive factors in the commercial vehicle market for medium- and heavy-duty last-mile and return-to-base segments include, but are not limited to:

•total cost of ownership;

•emissions profile;

•effectiveness within target applications and use cases;

•ease of integration into existing operations;

•product performance and uptime;

•vehicle quality, reliability and safety;

•vehicle service and support;

•technological innovation specifically around battery, software and data analytics; and

•fleet management

We believe that we compete favorably with our competitors on the basis of these factors; however, most of our current and potential competitors have greater financial, technical, manufacturing, marketing and other resources than us. Our competitors may be able to deploy greater resources to the design, development, manufacturing, distribution, promotion, sales, marketing and support of their alternative fuel and electric vehicle programs. Additionally, some of our competitors also have greater name recognition, longer operating histories, larger sales forces, broader customer and industry relationships and other greater tangible and intangible resources than us. These competitors also compete with us in recruiting and retaining qualified research and development, sales, marketing and management personnel, as well as in acquiring technologies complementary to, or necessary for, our products. Additional mergers and acquisitions may result in even more resources being concentrated in our competitors.

Item 1A.    Risk Factors
RISK FACTORS

Investing in our securities involves risks. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed above under “Cautionary Note Regarding Forward-Looking Statements,” you should carefully consider the risks and uncertainties set forth herein as well as the other information in this Report, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below, or of additional risks and uncertainties not presently known to us or that we currently deem immaterial, could materially and adversely affect our business, financial condition, growth prospects, liquidity and results of operations. As a result, the market price of our securities could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described in this Report are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business.

Summary of Risks:

Our business is subject to a number of known and unknown risks, uncertainties and assumptions that could cause actual results to differ materially from those projected or otherwise implied by the forward-looking statements provided herein. The occurrence of one or more of the events or circumstances described in this section titled Item 1A. “Risk Factors,” alone or in combination with other events or circumstances, may have an adverse effect on our business, cash flows, financial condition and results of operations, and may make an investment in our Common Stock, and the Public Warrants and Private Placement Warrants, speculative or risky:

•Our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of your investment.

•Our Fleet-as-a-Service offering is novel in the industry and has yet to be tested in the long term. Any failure to commercialize our strategic plans could have a material adverse effect on our operating results and business, harm our reputation and could result in substantial liabilities that exceed our resources.

•We may experience significant delays in the design, manufacturing and wide-spread deployment of our vehicles, powertrains and battery packs, which could harm our business, prospects, financial condition and operating results.

•Our ability to develop and manufacture vehicles, powertrains and battery packs of sufficient quality and appeal to customers on schedule and on a large scale will require significant capital expenditures and is unproven and still evolving.

•We have no experience to date in high volume manufacturing of our vehicle and battery packs, and we currently rely and expect to continue to rely on third-party contract manufacturing partners to manufacture our vehicles, powertrains and battery packs, and to supply critical components and systems, which expose us to a number of risks and uncertainties outside our control, including supply shortages due to macroeconomic conditions.

•If we fail to successfully tool our manufacturing facilities or if our manufacturing facilities become inoperable, we will be unable to produce our vehicles and our business will be harmed.

•We are or may be subject to risks associated with strategic alliances or acquisitions and may not be able to identify adequate strategic relationship opportunities, or form strategic relationships, in the future.

•We derive a significant portion of our revenues from a small number of customers; if revenues derived from these customers decrease or the timing of such revenues fluctuates, our business and results of operations could be negatively affected.

•We are dependent on our suppliers, some of which are limited source or single-source suppliers, and the inability of these suppliers, due to increased demand or other factors, to deliver necessary components and materials used in our vehicles, powertrains and battery packs at prices and volumes, performance and specifications acceptable to us, could have a material adverse effect on our business, prospects, financial condition and operating results.

•Our business and prospects depend significantly on our ability to build the Xos brand. We may not succeed in continuing to establish, maintain and strengthen the Xos brand, and our brand and reputation could be harmed by negative publicity regarding Xos, our vehicles, powertrains or battery packs.

•If we fail to manage our growth effectively, we may not be able to further design, develop, manufacture and market our vehicles, powertrains or battery packs successfully.

•Our battery packs use lithium-ion battery cells, a class of batteries which have been observed to catch fire or vent smoke and flame.

•Increases in costs, disruption of supply or shortage of materials, in particular for lithium-ion battery cells, semiconductors and other key components, have harmed and could continue to harm our business.

•We and our contract manufacturing partners rely on complex machinery for the manufacture of our vehicles, powertrains and battery packs, which involves a significant degree of risk and uncertainty in terms of operational performance and costs.

•We may face regulatory limitations on our ability to sell vehicles directly to consumers, which could materially and adversely affect our ability to sell our vehicles.

•The performance characteristics of our vehicles, powertrains and battery packs may vary, including due to factors outside of our control, which could harm our ability to develop, market and deploy our vehicles, powertrains and battery packs.

•Insufficient reserves to cover future warranty or part replacement needs or other vehicle, powertrain and battery pack repair requirements, including any potential software upgrades, could materially and adversely affect our business, prospects, financial condition and operating results.

•Future product recalls could materially and adversely affect our business, prospects, financial condition and operating results.

•We are highly dependent on the services of Dakota Semler and Giordano Sordoni, our co-founders, as well as our key personnel and senior management, and if we are unable to attract and retain key personnel and hire qualified management, technical and electric vehicle engineering personnel, our ability to compete could be materially and adversely affected.

•The commercial vehicle market is highly competitive, and we may not be successful in competing in this industry.

•Our growth is dependent upon the last-mile and return-to-base segment’s willingness to adopt electric vehicles.

•We may face challenges providing charging solutions for our vehicles.

•We are an early-stage company with a history of losses and expect to incur significant expenses and continuing losses for the foreseeable future.

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

•We have been, and may in the future be, adversely affected by health epidemics and pandemics, including the ongoing global COVID-19 pandemic, the duration and economic, governmental and social impact of which is difficult to predict, which may significantly harm our business, prospects, financial condition and operating results.

Risks Related to our Business and Industry

Our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of your investment.

You must consider the risks and difficulties we face as an early-stage company with a limited operating history. If we do not successfully address these risks, our business, prospects, financial condition and operating results may be materially and adversely affected. Xos Fleet, Inc. (“Legacy Xos”) was originally incorporated as a California corporation in October 2015 and converted into a Delaware corporation in December 2020. As further described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Combination and Public Company Costs,” the Business Combination (as defined therein) was completed in August 2021. We have a very limited operating history on which investors can base an evaluation of our business, prospects, financial condition and operating results. We intend to derive our revenue from the sale of our vehicles, powertrains and battery packs and our Fleet-as-a-Service offering. There are no assurances that we will be able to secure future business with customers.

Our Fleet-as-a-Service offering is novel in the industry and has yet to be tested in the long term. Any failure to commercialize our strategic plans could have a material adverse effect on our operating results and business, harm our reputation and could result in substantial liabilities that exceed our resources.

Our Fleet-as-a-Service offering is novel in the industry and subjects us to substantial risk if significant expenditures are required before receipt of substantial revenue. To date, only a limited number of customers have utilized our Fleet-as-a-Service offering. Demand for our Fleet-as-a-Service offering may not ultimately meet expectations and/or Fleet-as-a-Service products and services in development may never become commercially available, either of which may have a material adverse effect on our business, prospects, financial condition and operating results.

You should be aware of the difficulties normally encountered by new services and products, many of which are beyond our control, including substantial risks and expenses in the course of establishing or entering new markets, organizing operations and undertaking marketing activities. Our current financial projections assume pricing, subscription volume and retention of subscribers which may not reflect future actuals. We may also encounter unforeseen expenses, difficulties or delays in connection with developing the Fleet-as-a-Service offering, including, but not limited to, those related to providing Energy Services and related infrastructure, providing financing options, increasing service and maintenance personnel and supplying insurance and other risk products. The likelihood of our success with our Fleet-as-a-Service offering and our vehicle, powertrain and battery pack sales must be considered in light of these risks and expenses, potential complications or delays and the competitive environment in which we operate. Certain of our Fleet-as-a-Service products and services in development that are not yet commercially available may never become commercially available which may have a material impact on our ability to achieve our financial projections. In addition, the novelty of our Fleet-as-a-Service offering means that it has yet to be tested in the long-term and we may encounter risks and difficulties including, but not limited to, providing Energy Services and related infrastructure, providing financing options, increasing service and maintenance personnel, supplying insurance and other risk products, among others, and may encounter unforeseen expenses, difficulties or delays in connection with developing the Fleet-as-a-Service offering, Therefore, there can be no assurances that our business plan will prove successful. We may not be able to generate significant revenue or operate profitably, which may have a material adverse effect on our business, prospects, financial condition and operating results.

We may experience significant delays in the design, manufacturing and wide-spread deployment of our vehicles, powertrains and battery packs, which could harm our business, prospects, financial condition and operating results.

Widespread deliveries of our vehicles, powertrains and battery packs to customers is not expected to begin until the first half of 2022 and may occur later or not at all. There are often delays in the design, development, manufacturing and release of new vehicles, powertrains and battery packs, and to the extent we delay the launch or manufacture of our vehicles, powertrains and battery packs, our growth prospects could be adversely affected. For instance, we have experienced delays in our battery production activities, which have resulted in a manufacturing backlog in our vehicle assembly line. We will rely on our third-party contract manufacturing partners to build our vehicles and powertrains at scale, and if they are not able to manufacture sufficient vehicles and powertrains that meet our specifications, we may need to partner with other contract manufacturers or expand our manufacturing capabilities, which may cause us to incur additional costs and delay deployment of our vehicles, powertrains and battery packs. Furthermore, we rely on third-party suppliers for the provision and development of many of the key components and materials used in our vehicles, powertrains and battery packs, and to the extent we experience any delays, we may need to seek alternative suppliers. If we experience delays by our third-party outsourcing partners or suppliers, we could experience delays in delivering on our timelines.

Any delay in the design, development, manufacturing and release of our vehicles, powertrains and battery packs could materially damage our brand, business, prospects, financial condition and operating results.

Our ability to develop and manufacture vehicles, powertrains and battery packs of sufficient quality and appeal to customers on schedule and on a large scale will require significant capital expenditures and is unproven and still evolving.

Our future business model depends in large part on our ability to execute our plans to design, develop, manufacture, market, deploy and service our vehicles, powertrains and battery packs at scale, which will require significant capital expenditures. Our flex manufacturing approach, in which we leverage existing local facilities and labor pools through strategic partnerships with third-party manufacturers, is intended to be capital- and time-efficient and is designed to allow for rapid scale and flexibility at a substantial cost reduction compared to the construction of traditional automotive manufacturing facilities. However, our flex manufacturing approach is relatively novel, has not been tested on a large scale and will still require significant expense and time.

We also retain third-party vendors and service providers to engineer, design, develop, test and manufacture some of the critical systems and components of our vehicles, powertrains and battery packs. While this approach allows us to draw upon such third parties’ industry knowledge and expertise, there can be no assurance such systems and components will be successfully developed to our specifications or delivered in a timely manner to meet our program timing requirements.

Our continued development and manufacture of our vehicles, powertrains and battery packs are and will be subject to a number of risks, including with respect to:

•our ability to acquire and install the equipment necessary to manufacture the desired quantity of our vehicles, powertrains and battery packs within the specified design tolerances;

•long- and short-term durability of our vehicles, powertrains and battery packs to withstand day-to-day wear and tear;

•compliance with environmental, workplace safety and similar regulations;

•engineering, designing, testing and securing delivery of critical systems and components on acceptable terms and in a timely manner;

•delays in delivery of final systems and components by our suppliers;

•shifts in demand for our current products and future derivatives built off the X-Platform;

•the compatibility of the X-Platform with future vehicle designs;

•our ability to attract, recruit, hire and train skilled employees;

•quality controls, particularly as we plan to expand our manufacturing capabilities;

•delays or disruptions in our supply chain, like those we have recently experienced due to broader macroeconomic trends;

•other delays and cost overruns; and

•our ability to secure additional funding, if necessary.

If we are unable to realize the expected benefits of our flex manufacturing approach, or if we are otherwise unable to develop and manufacture vehicles, powertrains and battery packs of sufficient quality and appeal to customers on schedule and on a large scale, our business, prospects, financial condition and operating results may be materially and adversely affected.

We have no experience to date in high volume manufacturing of our vehicles and battery packs, and currently rely and expect to continue to rely on third-party contract manufacturing partners to manufacture our vehicles, powertrains and battery packs and to supply critical components and systems, which exposes us to a number of risks and uncertainties outside our control.

We do not know whether we or our current or future third-party contract manufacturing partners will be able to develop efficient, automated, low-cost manufacturing capabilities and processes that will enable us to meet the quality, price, engineering, design and manufacturing standards, as well as the manufacturing volumes, required to successfully mass market our vehicles, powertrains and battery packs. Even if we and our third-party contract manufacturing partners are successful in developing high volume manufacturing capability and processes, we do not know whether we will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors or force majeure events, meets our product commercialization and manufacturing schedules and satisfies the requirements of customers and potential customers. If our third-party contract manufacturing partners were to experience delays, disruptions, capacity constraints or quality control problems in manufacturing operations, product shipments could be delayed or rejected and our customers could consequently elect to change product demand. These disruptions could negatively impact our revenues, competitive position and reputation. In addition, our third-party contract manufacturing partners may rely on certain local tax incentives that may be subject to change or elimination in the future, which could result in additional costs and delays in manufacturing if a new manufacturing site must be obtained. Further, if we are unable to successfully manage our relationship with our third-party contract manufacturing partners, the quality and availability of our vehicles, powertrains and battery packs may decline. Our third-party contract manufacturing partners could, under some circumstances, decline to accept new purchase orders from or otherwise reduce their business with us. If our third-party contract manufacturing partners stopped manufacturing our vehicles, powertrains or battery packs for any reason or reduced their manufacturing capacity, we may be unable to replace the lost manufacturing capacity on a timely and cost-effective basis, which would adversely impact our operations and ability to meet delivery timelines.

Our reliance on third-party contract manufacturing partners exposes us to a number of additional risks that are outside our control, including:

•unexpected increases in manufacturing costs;

•interruptions in shipments if a third-party contract manufacturing partner is unable to complete production in a timely manner;

•reduced control over delivery schedules;

•reduced control over manufacturing levels and our ability to meet minimum volume commitments to our customers;

•reduced control over manufacturing yield; and

•reduced control over manufacturing capacity.

The manufacturing facilities of our third-party contract manufacturing partners and the equipment used to manufacture our vehicles, powertrains and battery packs would be costly to replace and could require substantial lead time to replace and qualify for use. The manufacturing facilities of our third-party contract manufacturing partners may be harmed or rendered inoperable by natural or man-made disasters, including, war, military conflicts earthquakes, flooding, fire and power outages, or by health epidemics, such as the COVID-19 pandemic, which may render it difficult or impossible for us to manufacture our vehicles, powertrains or battery packs for some period of time. The inability to manufacture our vehicles, powertrains and battery packs or the backlog that could develop if the manufacturing facilities of our third-party contract manufacturing partners are inoperable for even a short period of time may result in the loss of customers or harm our reputation.

Although we promote ethical business practices and our operations personnel periodically visit and monitor the operations of our third-party contract manufacturing partners, we do not control our third-party manufacturing partners or their labor and other legal compliance practices, including their environmental, health and safety practices. If our current or future third-party contract manufacturing partners violate U.S. federal, state or local foreign laws or regulations, we may be subjected to extra duties, significant monetary penalties, adverse publicity, the seizure and forfeiture of products that we are attempting to import or the loss of our import privileges. These factors could render the conduct of our business in a particular jurisdiction undesirable or impractical and have a negative impact on our operating results.

If we fail to successfully tool our manufacturing facilities or if our manufacturing facilities become inoperable, we will be unable to produce our vehicles and our business will be harmed.

Tooling our Flex manufacturing facilities for production of our vehicles and our future expansion plans are complicated and present significant challenges. If any of our Flex manufacturing facilities are not tooled in conformity with our requirements, repair or remediation may be required and could require us to take vehicle production offline, delay plans for increasing production capacity, or construct alternate facilities, which could materially limit our manufacturing capacity, delay planned increases in manufacturing volumes, delay the start of production of new product lines, or adversely affect our ability to timely sell and deliver our electric vehicles to customers. Any repair or remediation efforts could also require us to bear substantial additional costs, including both the direct costs of such activities and potentially costly litigation or other legal proceedings related to any identified defect, and there can be no assurance that our insurance policies or other recoveries would be sufficient to cover all or any of such costs. Any of the foregoing consequences could have a material adverse effect on our business, prospects, results of operations and financial condition and could cause our results of operations to differ materially from our current expectations.

We are or may be subject to risks associated with strategic alliances or acquisitions and may not be able to identify adequate strategic relationship opportunities, or form strategic relationships, in the future.

We have entered into non-binding memoranda of understanding and letters of intent (“MOUs”) with certain key manufacturers, suppliers and development partners to form strategic alliances with such third parties, and may in the future enter into additional strategic alliances or joint ventures or minority equity investments, in each case with various third parties for the manufacture of our vehicles, powertrains and battery packs and for our Fleet-as-a-Service offering. There is no guarantee that any of our MOUs will lead to any binding agreements or lasting or successful business relationships with such key suppliers and development partners. If these strategic alliances are established, they may subject us to several risks, including risks associated with sharing proprietary information, non-performance by the third-party and increased expenses in establishing new strategic alliances, any of which may materially and adversely affect our business. We may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic third parties suffer negative publicity or harm to their reputation from events relating to our business, we may suffer negative publicity or harm to our reputation by virtue of our association with any such third-party.

Strategic business relationships are expected to be an important factor in the growth and success of our business. However, there are no assurances that we will be able to continue to identify or secure suitable business relationship opportunities in the future and our competitors may capitalize on such opportunities before we do. Moreover, identifying such opportunities could require substantial management time and resources, and negotiating and financing relationships involves significant costs and uncertainties. If we are unable to successfully source and execute on strategic relationship opportunities in the future, our overall growth could be impaired, and our business, prospects, financial condition and operating results could be materially and adversely affected.

When appropriate opportunities arise, we may acquire additional assets, products, technologies or businesses that are complementary to our existing business. In addition to possible stockholder approval, we may need approvals and licenses from relevant government authorities for the acquisitions and to comply with any applicable laws and regulations. Obtaining the required approvals and licenses could result in increased delay and costs, and failure to do so may disrupt our business strategy. Furthermore, acquisitions and the subsequent integration of new assets and businesses into our own require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations. Acquired assets or businesses may not generate the financial results we expect. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant.

We derive a significant portion of our revenues from a small number of customers; if revenues derived from these customers decrease or the timing of such revenues fluctuates, our business and results of operations could be negatively affected.

We currently derive a significant portion of our revenues from a small number of customers, and this trend may continue for the foreseeable future. During the year ended December 31, 2021, three customers accounted for 10%, 38%, and 46%, respectively of our revenues. The loss of any one of our significant customers, a reduction in the purchases of our products by such customers or the cancellation of significant purchases by any of these customers would reduce our revenues and could harm our ability to achieve or sustain expected results of operations, and a delay of significant purchases, even if only temporary, would reduce our revenues in the period of the delay. Any such reduction in revenues may also impact our cash resources available for other purposes, such as research and development.

We are dependent on our suppliers, some of which are limited source or single-source suppliers, and the inability of these suppliers, due to increased demand or other factors, to deliver necessary components and materials used in our vehicles, powertrains and battery packs at prices and volumes, performance and specifications acceptable to us, could have a material adverse effect on our business, prospects, financial condition and operating results.

We rely on third-party suppliers for the provision and development of many of the key components and materials used in our vehicles, powertrains and battery packs. While we plan to obtain components and materials from multiple sources whenever possible, some of the components and materials used in our products will be purchased by us from a single or limited number of sources. Our third-party suppliers may not meet their product specifications and performance characteristics, which would impact our ability to achieve our product specifications and performance characteristics as well. Additionally, our third-party suppliers may not obtain the required certifications for their products or provide warranties that are necessary for our vehicles, powertrains, battery packs or services.

If we are unable to obtain components and materials from our suppliers or if our suppliers decide to create or supply competing products, our business could be adversely affected. We have less negotiating leverage with suppliers than larger and more established automobile manufacturers and may not be able to obtain favorable pricing and other terms for the foreseeable future. While we believe that we can establish alternate supply relationships and can obtain or engineer replacement components for our limited source components, we may be unable to do so in the short term, or at all, at prices, quantities or quality levels that are favorable to us. In addition, if these suppliers experience financial difficulties, cease operations, or otherwise face business disruptions, we may be required to provide substantial financial support to ensure supply continuity or take other measures to ensure components and materials remain available. Any disruption could affect our ability to deliver vehicles, powertrains and battery packs and could increase our costs, which could have a material adverse effect on our business, prospects, financial condition and operating results.

Our business and prospects depend significantly on our ability to build the Xos brand. We may not succeed in continuing to establish, maintain and strengthen the Xos brand, and our brand and reputation could be harmed by negative publicity regarding Xos, our vehicles, powertrains or battery packs.

Our business and prospects are heavily dependent on our ability to develop, maintain and strengthen the Xos brand. If we do not continue to establish, maintain and strengthen our brand, we may lose the opportunity to build a critical mass of customers, and our business, prospects, financial condition and operating results may be materially and adversely affected.

Promoting and positioning our brand will likely depend significantly on our ability to provide high-quality vehicles, powertrains and battery packs and engage with our customers as intended, and we have limited experience in these areas. In addition, our ability to develop, maintain and strengthen the Xos brand will depend heavily on the success of our customer development and branding efforts. Our target customers may be reluctant to acquire a vehicles, powertrains or battery packs from a new and unproven company such as Xos. In addition, our novel technology and design may not align with target customer preferences. If we do not develop and maintain a strong brand, our business, prospects, financial condition and operating results will be materially and adversely impacted.

In addition, if negative incidents relating to our vehicles, powertrains or battery packs occur or are perceived to have occurred, whether or not such incidents are our fault, we could be subject to adverse publicity. In particular, given the popularity of social media, any negative publicity, whether true or not, could quickly proliferate and harm consumer perceptions and confidence in the Xos brand. Furthermore, there is the risk of potential adverse publicity related to our manufacturing or other partners whether or not such publicity is related to their collaboration with us. Our ability to successfully position our brand could also be adversely affected by perceptions about the quality of our competitors’ vehicles, powertrains or battery packs.

In addition, from time to time, our vehicles, powertrains or battery packs may be evaluated and reviewed by third parties. Any negative reviews or reviews which compare us unfavorably to competitors could adversely affect consumer perception about our vehicles, powertrains and battery packs.

If we fail to manage our growth effectively, we may not be able to further design, develop, manufacture and market our vehicles, powertrains or battery packs successfully.

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. We intend to expand our operations significantly. We expect our future expansion to include:

•expanding the management team;

•hiring and training new personnel;

•leveraging consultants to assist with company growth and development;

•expanding our product offering across vehicles, powertrains, battery packs and Fleet-as-a-Service;

•controlling expenses and investments in anticipation of expanded operations;

•establishing or expanding design, research and development, manufacturing, sales and service facilities;

•implementing and enhancing administrative infrastructure, systems and processes; and

•expanding into new markets.

As of December 31, 2021, we had 289 employees (all of whom were full-time), 35 contractors and 5 interns. We intend to continue to hire a significant number of additional personnel across a variety of functions, including, but not limited to, sales, marketing, servicing, product, engineering, supply chain, manufacturing and operations. However, we may have difficulties hiring qualified personnel at times, such as during the current challenging labor market. Because our vehicles and powertrains are based on a different technology platform than traditional internal combustion engines, individuals with sufficient training and experience in alternative fuel technologies may not be available to hire, and as a result, we may need to expend significant time and expense training newly hired employees. Competition for individuals with experience designing, manufacturing and servicing vehicles and powertrains and their software is intense, and we may not be able to attract, integrate, train, motivate or retain sufficient highly qualified personnel. The failure to attract, integrate, train, motivate and retain these additional employees could seriously harm our business, prospects, financial condition and operating results.

Our battery packs use lithium-ion battery cells, a class of batteries which have been observed to catch fire or vent smoke and flame.

Our battery packs use lithium-ion battery cells. On rare occasions, lithium-ion battery cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion battery cells. This has occurred in our testing as we refine our battery design. While we have taken measures to enhance the safety of our battery designs, a future field or testing failure of our battery packs could occur, which could subject us to litigation, inquiries, product recalls or redesign efforts, all of which would be time-consuming and expensive. Also, negative public perceptions regarding the suitability of lithium-ion battery cells for automotive applications or any future incident involving lithium-ion battery cells such as a vehicle or other fire, even if such incident does not involve our battery packs, could negatively affect our brand and harm our business, prospects, financial condition and operating results.

In addition, a significant number of lithium-ion battery cells are expected to be stored at our facilities and the facilities of our manufacturing partners and suppliers. Any mishandling of battery cells may cause disruption to the operation of such facilities. A safety issue or fire related to the battery cells could disrupt operations or cause manufacturing delays, and could lead to adverse publicity, litigation or a safety recall. Moreover, any failure of a competitor’s electric vehicle or energy storage product may cause indirect adverse publicity for us and our vehicles, powertrains and battery packs. Such adverse publicity could negatively affect our brand and harm our business, prospects, financial condition and operating results.

Increases in costs, disruption of supply or shortage of materials, in particular for lithium-ion battery cells, semiconductors and other key components, have harmed and could continue to harm our business.

We and our suppliers have experienced and may continue to experience increases in the cost of, or a sustained interruption in the supply or shortage of, components and materials. Any such cost increase, supply interruption or shortage could materially and negatively impact our business, prospects, financial condition and operating results. We and our suppliers use various materials in their businesses and products, including for example lithium-ion battery cells and steel, and the prices for such components and materials fluctuate. Additionally, the available supply of such components and materials are and may continue to be unstable, depending on market conditions and global demand, including as a result of increased production of electric vehicles, powertrains and battery packs by us and our competitors, and could adversely affect our business and operating results. For instance, we are exposed to multiple risks relating to lithium-ion battery cells. These risks include:

•an increase in the cost, or decrease in the available supply, of materials used in our battery packs;

•disruption in the supply of battery cells due to quality issues or recalls by battery cell manufacturers; and

•fluctuations in the value of any foreign currencies in which battery cell and related raw material purchases are or may be denominated against the U.S. dollar.

Our business is dependent on the continued supply of lithium-ion battery cells for the battery packs used in our vehicles and powertrains. Any disruption in the supply of battery cells from our suppliers could disrupt production of our vehicles, powertrains and battery packs. We heavily rely on international shipping to transport the components and materials used in our battery packs from our suppliers. The current delays due to congestion in west coast ports have caused, and may continue to cause, us to use more expensive air freight or other more costly methods to receive components and materials. Furthermore, fluctuations or shortages in petroleum and other economic conditions have caused, and may continue to cause, us to experience significant increases in freight charges and material costs.

Additionally, we and other vehicle manufacturers that utilize integrated circuits have been negatively impacted by the current shortage of semiconductors, which could last into 2023 or beyond. A combination of factors, including increased demand for consumer electronics, automotive manufacturing shutdowns due to the COVID-19 pandemic, the rapid recovery of demand for vehicles and long lead times for wafer production, are contributing to the shortage of semiconductors. A shortage of semiconductors or other key components or materials could cause a significant disruption to our production schedule. If we are unable to obtain sufficient semiconductors or other key components or materials that have experienced or may experience shortages, or if we cannot find other methods to mitigate the impact of any such shortage, then our financial condition and results of operations may be materially and adversely affected.

Substantial increases in the prices for components or materials utilized in the manufacture of our vehicles, powertrains or battery packs, such as those charged by suppliers of battery cells, semiconductors or other key components or materials, would increase our operating costs, and could reduce our margins if the increased costs cannot be recouped through increased vehicle, powertrain or battery pack sales or Fleet-as-a-Service revenue. Any attempts to increase vehicle, powertrain, battery pack or Fleet-as-a-Service prices in response to increased component or material costs could result in cancellations of orders and reservations and materially and adversely affect our brand, image, business, prospects and operating results.

We and our contract manufacturing partners rely on complex machinery for the manufacture of our vehicles, powertrains and battery packs, which involves a significant degree of risk and uncertainty in terms of operational performance and costs.

We and our third-party contract manufacturing partners rely on complex machinery for the manufacture and assembly of our vehicles, powertrains and battery packs, which involves a significant degree of uncertainty and risk in terms of operational performance and costs. Our facilities and the facilities of our third-party contract manufacturing partners and suppliers contain large-scale machinery consisting of many components. These components may suffer unexpected malfunctions from time to time and may depend on repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of these components may significantly affect the intended operational efficiency.

Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining permits, damage to or defects in electronic systems, industrial accidents, fire, seismic activity and natural disasters. Should operational risks materialize, it may result in the personal injury to or death of workers, the loss of manufacturing equipment, damage to manufacturing facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all which could have a material adverse effect on our business, prospects, financial condition or operating results.

Furthermore, manufacturing technology may evolve rapidly, and we may decide to update our manufacturing processes more quickly than expected. Moreover, as we scale the commercial production of our vehicles, our experience may cause us to discontinue the use of already installed equipment in favor of different or additional equipment. The useful life of any equipment that would be retired early as a result would be shortened, causing the depreciation on such equipment to be accelerated, and our results of operations could be negatively impacted.

We may face regulatory limitations on our ability to sell vehicles directly to consumers, which could materially and adversely affect our ability to sell our vehicles.

Our business plan includes the direct sale of vehicles to consumers. We have limited experience distributing directly to consumers, and we expect that the building of a national and global in-house sales and marketing function will be expensive and time consuming. The laws governing licensing of dealers and sales of motor vehicles vary from state to state. Most states require a dealer license and/or manufacturers license to sell new motor vehicles within the state, and many states prohibit manufacturers or their affiliates from becoming licensed dealers and directly selling new motor vehicles to consumers from within that state. In addition, most states require that we have a physical dealership location in the state before we can be licensed as a dealer. We are currently licensed as a motor vehicle dealer in one state and anticipate that we can become a licensed dealer in additional states.

The application of these state laws to our operations continues to be difficult to predict. Laws in some states have limited our ability to obtain dealer licenses from state motor vehicle regulators and may continue to do so. We may face legal challenges to this distribution model. For instance, in states where direct sales are not permitted, dealers and their lobbying organizations may complain to the government or regulatory agencies that we are acting in the capacity of a dealer without a license. In some states, regulators may restrict or prohibit us from directly providing warranty repair service, or from contracting with third parties who are not licensed dealers to provide warranty repair service. Even if regulators decide to permit us to sell vehicles, such decisions may be challenged by dealer associations and others as to whether such decisions comply with applicable state motor vehicle dealer laws. Further, even in jurisdictions where we believe applicable laws and regulations do not currently prohibit our direct sales model, legislatures may impose additional limitations.

Our distribution model also includes the sale of vehicles pursuant to agreements with dealers. Xos products sold through dealers may have significantly lower unit margins than those that we sell directly to customers. Additionally, such dealer relationships may limit our ability to enter into similar agreements with other dealers in certain markets or effect sales in certain markets other than through the dealer assigned to such market. Our ability to terminate any dealership agreement may be limited due to state and local laws and regulations.

Because the laws vary from state to state, our distribution model must be carefully established, and our sales and service processes must be continually monitored for compliance with the various state requirements, which change from time to time. Regulatory compliance and likely challenges to the distribution model may add to the cost of our business.

The performance characteristics of our vehicles, powertrains and battery packs may vary, including due to factors outside of our control, which could harm our ability to develop, market and deploy our vehicles, powertrains and battery packs.

The performance characteristics of our vehicles, powertrains and battery packs, including expected range, may vary, including due to factors outside of our control. Our vehicles, powertrains and battery packs are subject to continuous design and development updates, and there are no assurances that they will be able to meet their projected performance characteristics. External factors may also impact the performance characteristics of our vehicles, powertrains and battery packs, including, but not limited to, driver behavior, speed, terrain, hardware efficiency, payload, vehicle or powertrain conditions and weather conditions. These external factors, as well as any operation of our vehicles, powertrains and battery packs other than as intended, may affect performance of our vehicles, powertrains and battery packs, including range and longevity.

In addition, our vehicles, powertrains and battery packs may contain defects in design and manufacturing that may cause them not to perform as expected or may require repair. We currently have a limited frame of reference by which to evaluate the performance of our vehicles, powertrains and battery packs upon which our business prospects depend. There can be no assurance that we will be able to detect and fix any defects in our vehicles, powertrains and battery packs. We may experience recalls in the future, which could adversely affect our brand and could adversely affect our business, prospects, financial condition and operating results. Our vehicles, powertrains and battery packs may not perform consistent with customers’ expectations or on par with those of our competitors.

If the average performance of our vehicles, powertrains and battery packs, including the usable life of a battery pack, is below expectations, or if there are product defects or any other failure of our vehicles, powertrains and battery packs to perform as expected, our reputation could be harmed, which could result in adverse publicity, lost revenue, delivery delays, product recalls, negative publicity, product liability claims and significant warranty and other expenses and could have a material adverse impact on our business, prospects, financial condition and operating results.

Insufficient reserves to cover future warranty or part replacement needs or other vehicle, powertrain and battery pack repair requirements, including any potential software upgrades, could materially and adversely affect our business, prospects, financial condition and operating results.

We will need to maintain reserves to cover part replacement and other vehicle, powertrain and battery pack repair needs, including any potential software upgrades or warranty claims. If our reserves are inadequate to cover future maintenance requirements on our vehicles, powertrains and battery packs, our business, prospects, financial condition and operating results could be materially and adversely affected. We may become subject to significant and unexpected expenses, including claims from our customers. There can be no assurances that then-existing reserves will be sufficient to cover all expenses.

Future product recalls could materially and adversely affect our business, prospects, financial condition and operating results.

Any product recall in the future may result in negative publicity, damage our brand and materially and adversely affect our business, prospects, financial condition and operating results. In the future, we may, voluntarily or involuntarily, initiate a recall if any of our vehicles, powertrains and battery packs, or components thereof, prove to be defective or noncompliant with applicable motor vehicle safety standards or other requirements. If a large number of vehicles, powertrains, battery packs or components are the subject of a recall or if needed replacement parts are not in adequate supply, we may not be able to deploy recalled vehicles, powertrains or battery packs for a significant period of time. These types of disruptions could jeopardize our ability to fulfill existing contractual commitments or satisfy demand for our vehicles, powertrains and battery packs and could also result in the loss of business to our competitors. Such recalls also involve significant expense and diversion of management attention and other resources, and could adversely affect our brand image, as well as our business, prospects, financial condition and operating results. Additionally, problems and defects experienced by other electric vehicles from other manufacturers could by association have a negative impact on perception and customer demand for our vehicles, powertrains and battery packs.

We may become subject to product liability claims, including possible class action and derivative lawsuits, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

Product liability claims, even those without merit or those that do not involve our vehicles, powertrains or battery packs, could harm our business, prospects, financial condition and operating results. The automobile industry in particular experiences significant product liability claims, and we face inherent risk of exposure to claims in the event our vehicles, powertrains or battery packs do not perform or are claimed to not have performed as expected. As is true for other electric vehicle suppliers, we expect in the future that our vehicles will be involved in crashes resulting in death or personal injury. Additionally, product liability claims that affect our competitors or suppliers may also cause indirect adverse publicity for us and our vehicles, powertrains and battery packs.

A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim against us or our competitors could generate substantial negative publicity about our vehicles, powertrains, battery packs and business and could have a material adverse effect on our brand, business, prospects, financial condition and operating results. We may self-insure against the risk of product liability claims, meaning that any product liability claims will likely have to be paid from company funds, not by insurance.

If we are unable to establish and maintain confidence in our long-term business prospects among customers and analysts and within our industry, then our financial condition, operating results, business prospects and access to capital may be materially and adversely affected.

Customers may be less likely to purchase our vehicles, powertrains and battery packs if they do not believe that our business will succeed or that our service and support and other operations will continue in the long term. Similarly, suppliers and other third parties may be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed. Accordingly, in order to build and maintain our business, we must maintain confidence among customers, suppliers, analysts, ratings agencies and other parties in our vehicles, powertrains and battery packs, long-term financial viability and business prospects. Maintaining such confidence may be particularly complicated by certain factors, including those that are largely outside of our control, such as our limited operating history, customer unfamiliarity with our vehicles, powertrains and battery packs, any delays in scaling manufacturing, delivery and service operations to meet demand, competition, uncertainty regarding the future of electric vehicles (including our vehicles), our manufacturing and sales performance compared with market expectations and any negative publicity with respect to us, our competitors or the industry.

We have limited experience servicing our vehicles, powertrains and battery packs and our integrated software. If we or our partners are unable to adequately service our vehicles, powertrains and battery packs, our business, prospects, financial condition and operating results may be materially and adversely affected.

Servicing electric vehicles is different than servicing vehicles with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques. We have partnered with a third party to perform certain servicing services on our vehicles, but our current or future third-party vehicle servicers may initially have limited experience in servicing vehicles like ours. There can be no assurance that our service arrangements will adequately address the service requirements of our customers to their satisfaction, or that we and our servicing partners will have sufficient resources, experience or inventory to meet these service requirements in a timely manner as the volume of our vehicle deliveries increases. In addition, if we are unable to roll out and establish a widespread service network that complies with applicable laws, customer satisfaction could be adversely affected, which in turn could materially and adversely affect our reputation and thus our sales, results of operations and prospects.

Our customers will also depend on our customer support team to resolve technical and operational issues relating to the integrated software underlying our vehicles, powertrains and battery packs. As we continue to grow, additional pressure may be placed on our customer support team or partners, and we may be unable to respond quickly enough to accommodate short-term increases in customer demand for technical support. We also may be unable to modify the future scope and delivery of our technical support to compete with changes in the technical support provided by our competitors. Increased customer demand for support, without corresponding revenue, could increase costs and negatively affect our operating results. If we are unable establish a reputation for providing high-quality support or successfully address the service requirements of our customers, our brand may be harmed and we may be subject to claims from our customers, including loss of revenue or damages, and our business, prospects, financial condition and operating results may be materially and adversely affected.

We are highly dependent on the services of Dakota Semler and Giordano Sordoni, our co-founders, as well as our key personnel and senior management, and if we are unable to attract and retain key personnel and hire qualified management, technical and electric vehicle engineering personnel, our ability to compete could be materially and adversely affected.

Our success depends, in part, on our ability to retain our key personnel. We are highly dependent on the services of Dakota Semler and Giordano Sordoni, our co-founders. Messrs. Semler and Sordoni are the source of many of the ideas, the strategy and the execution driving the Company. If Mr. Semler or Mr. Sordoni were to discontinue their services to us due to death, disability or any other reason, we would be significantly disadvantaged. Additionally, the unexpected loss of or failure to retain one or more of our key personnel and senior management members could adversely affect our business.

Our success also depends, in part, on our continuing ability to identify, hire, attract, train and develop other highly qualified personnel. Experienced and highly skilled personnel are in high demand and competition for such personnel can be intense, and our ability to hire, attract and retain them depends in part on our ability to provide competitive compensation. We may not be able to attract, assimilate, develop or retain qualified personnel in the future, and a failure to do so could adversely affect our business, including the execution of our business strategy. Any failure by our management team and our employees to perform as expected may have a material adverse effect on our business, prospects, financial condition and operating results.

The commercial vehicle market is highly competitive, and we may not be successful in competing in this industry.

We face intense competition in bringing our vehicles, powertrains and battery packs to market. We face competition from many different sources in the commercial vehicle market for medium- and heavy-duty last-mile and return-to-base segments, including existing major commercial vehicle OEMs, such as Daimler, Ford, General Motors, Navistar, Paccar, and Volvo, as well as new companies that are developing alternative fuel and electric commercial vehicles. Many of our current and potential competitors, including Nikola, Arrival, Rivian, Workhorse, BYD Motors, The Lion Electric Company, and Proterra., may have significantly greater financial, technical, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products, including their vehicles. Additionally, our competitors may also have greater name recognition, longer operating histories, larger sales forces, broader customer and industry relationships and greater resources than we do. These competitors also compete with us in recruiting and retaining qualified research and development, sales, marketing and management personnel, as well as in acquiring technologies complementary to, or necessary for, our vehicles, powertrains and battery packs. Future mergers and acquisitions activity may result in even more resources being concentrated in our competitors. In addition, we also compete with manufacturers of vehicles with internal combustion engines. There are no assurances that customers will choose our vehicles over those of our competitors, or over internal combustion engine vehicles. We expect additional competitors to enter the industry as well.

We expect competition in our industry to intensify from our existing and future competitors as consumer demand for electric and alternative fuel vehicles increases and regulatory scrutiny on the motor vehicle industry intensifies.

Our growth is dependent upon the last-mile and return-to-base segment’s willingness to adopt electric vehicles.

Our growth is highly dependent upon the adoption of electric vehicles by last-mile delivery fleets and companies. If the market for last-mile and return-to-base electric vehicles does not develop at the rate or in the manner or to the extent that we expect, or if critical assumptions we have made regarding the efficiency of our total cost of ownership are incorrect or incomplete, our business, prospects, financial condition and operating results could be materially and adversely affected. The rapidly evolving market for last-mile and return-to-base electric vehicles is new and untested and is characterized by rapidly changing technologies, price competition, numerous competitors, evolving government regulation and industry standards and uncertain customer demands and behaviors.

As a result, the market for our vehicles, powertrains and battery packs could be affected by numerous factors, such as:

•perceptions about electric vehicle, powertrain and battery pack features, quality, safety, performance, reliability and cost;

•perceptions about the limited range over which electric vehicles may be driven on a single charge;

•government regulations and economic incentives;

•the availability of tax and other government incentives to purchase and operate alternative fuel, hybrid and electric vehicles or future laws requiring increased use of such vehicles;

•the decline of vehicle efficiency resulting from deterioration over time in the ability of a battery pack to hold a charge;

•the availability of service and associated costs for alternative fuel, hybrid or electric vehicles;

•competition, including from other types of alternative fuel, plug-in hybrid, electric and high fuel-economy internal combustion engine vehicles;

•changes or improvements in the fuel economy of internal combustion engines, competitors’ vehicles and vehicle controls or competitors’ electrified systems;

•fuel and energy prices, including volatility in the cost of fossil fuels, alternative fuels and electricity;

•the timing of adoption and implementation of fully autonomous vehicles;

•access to charging facilities and related infrastructure costs and standardization of electric vehicle charging systems;

•electric grid capacity and reliability; and

•macroeconomic factors.

We may face challenges providing charging solutions for our vehicles.

Demand for our vehicles will depend in part on the availability of charging infrastructure. Most vehicles in our targeted segments operate on last-mile routes that generally return to base hubs on a daily basis, and fleet operators may choose to purchase fewer Xos vehicles, or none at all, if they are unable to install sufficient dedicated charging infrastructure. Our efforts to install, configure and implement dedicated charging solutions may be affected by numerous factors, such as;

•the cost, availability, standardization and quality of commercial electric vehicle charging systems;

•the availability of government incentives and our ability to navigate legal requirements associated with installing electric vehicle charging systems;

•our ability to hire skilled employees, or train new employees, that are qualified to install and/or service electric vehicle charging systems; and

•electric grid capacity and reliability.

In addition, while the prevalence of public charging stations and third-party charging networks generally has been increasing, charging station locations are significantly less widespread than gas stations. Moreover, the charging bays at such stations or networks may (i) have limited availability, (ii) be unable to accommodate commercial electrical vehicles such as our products, and (iii) feature charging times that are unacceptable to our customers. Any failure of public charging stations or third-party charging networks to meet customer expectations or needs, including quality of experience, could impact the demand for electric vehicles, including ours.

We may not be able to successfully engage target customers or convert early trial deployments with truck fleets into meaningful orders or additional deployments in the future.

Our success, and our ability to increase revenue and operate profitably, depends in part on our ability to identify target customers and to convert early trial deployments with truck fleets into meaningful orders or additional deployments in the future. Our vehicles have been delivered to certain customers on an early trial deployment basis, where such customers have the ability to evaluate whether these trucks meet such customers’ performance and other requirements before committing to meaningful orders or additional deployments in the future. If we are unable to meet customers’ performance requirements or industry specifications, identify target customers, convert early trial deployments in truck fleets into meaningful orders or obtain additional deployments in the future, our business, prospects, financial condition and operating results may be materially and adversely affected.

Our vehicles, powertrains and battery packs rely on software and hardware that is highly technical, and if these systems contain errors, bugs or vulnerabilities, or if we are unsuccessful in addressing or mitigating technical limitations in our systems, our business could be adversely affected.

Our vehicles, powertrains and battery packs rely on software and hardware that is highly technical and complex and will require modification and updates over the life of the vehicle, powertrain or battery pack. In addition, our vehicles, powertrains and battery packs depend on the ability of such software and hardware to store, retrieve, process and manage immense amounts of data. Our software and hardware may contain errors, bugs, design defects or vulnerabilities, and our systems are subject to certain technical limitations that may compromise our ability to meet our objectives. Some errors, bugs or vulnerabilities inherently may be difficult to detect and may only be discovered after the code has been released for external or internal use. Although we attempt to remedy any issues we observe in our vehicles, powertrains and battery packs as effectively and rapidly as possible, such efforts may not be timely, may hamper production or may not be to the satisfaction of our customers. Additionally, if we are able to address any software issues but our over-the-air update procedures fail, such software updates may have to be installed locally, which could hamper our efforts to remedy issues in a timely fashion. If we are unable to prevent or effectively remedy errors, bugs, vulnerabilities or defects in our software and hardware, we may suffer damage to our reputation, loss of customers, loss of revenue or liability for damages, any of which could adversely affect our business and financial results.

The last mile and return to base segment and our technology are rapidly evolving and may be subject to unforeseen changes which could adversely affect the demand for our vehicles.

The last mile and return to base segment is rapidly evolving and we may be unable to keep up with changes in electric vehicle technology or alternatives to electricity as a fuel source and, as a result, our competitiveness may suffer. Developments in technology or alternative technologies, such as advanced diesel, ethanol, hybrids, fuel cells, or compressed natural gas, or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect our business and prospects in ways we do not currently anticipate. As technologies evolve, particularly battery cell technology, we plan to release refreshed versions of our vehicles, which may also negatively impact the adoption of our existing products. Any failure by us to successfully react to changes in existing technologies could materially harm our competitive position and growth prospects.

The demand for electric vehicles depends, in part, on the continuation of current trends resulting from dependence on fossil fuels. Extended periods of low gasoline or other petroleum-based fuel prices could adversely affect demand for our vehicles, powertrains and battery packs, which could materially and adversely affect our business, prospects, financial condition and operating results.

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

If the cost of gasoline and other petroleum-based fuel decreased significantly, the outlook for the long-term supply of oil to the United States improved, regulations or economic incentives related to fuel efficiency and alternative forms of energy were eliminated or reduced, or if there is a change in the perception that the burning of fossil fuels negatively impacts the environment, the demand for electric vehicles could be reduced, which could materially and adversely affect our business, prospects, financial condition and operating results.

Risks Related to Operating as a Public Company
We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management has devoted and will continue to devote substantial time and resources to new compliance initiatives.

We have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an emerging growth company, as defined in Section 2(a) of the Securities Act. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel have devoted a substantial amount of time complying with these rules and regulations, and our legal and financial compliance costs have increased as a result. If we do not satisfy our public company obligations, or if our compliance efforts are more time-consuming and costly than expected, our business, prospects, financial condition and operating results may be materially and adversely affected.

Our management has limited experience in operating a public company.

Our executive officers have limited experience in the management of a publicly-traded company that is subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that an increasing amount of their time may be devoted to these activities which would result in less time being devoted to the management and growth of the Company. The final development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. We may be required to further expand our employee base and hire additional employees to support our operations as a public company which may increase our operating costs in future periods.

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

We cannot assure you that there will not be additional material weaknesses in our internal control over financial reporting now or in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines that we have a material weakness in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Common Stock could significantly decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Risks Related to our Financial Condition
We are an early-stage company with a history of losses and expect to incur significant expenses and continuing losses for the foreseeable future.

We incurred an operating loss of $53.2 million for the year ended December 31, 2021. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin wide-scale deliveries of our vehicles, powertrains and battery packs and realize increased adoption of our Fleet-as-a-Service products. If we are unable to scale to wide-scale deliveries and realize increased adoption of our Fleet-as-a-Service products, we expect to continue to incur operating and net losses.

Even if we can successfully develop our vehicles, powertrains and battery packs and attract additional customers, there can be no assurance that we will be financially successful. Our potential profitability is dependent upon the successful development and acceptance of our vehicles, powertrains and battery packs, which may not occur.

We expect to continue to incur losses in future periods as we:

•continue to design, develop, manufacture and market our vehicles, powertrains and battery packs;

•continue to utilize our third-party partners for supply and manufacturing;

•expand our manufacturing capabilities, including costs associated with contracting the assembly of our vehicles, powertrains and battery packs;

•build up inventories of parts and components for our vehicles, powertrains and battery packs;

•manufacture an inventory of our vehicles, powertrains and battery packs;

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

We have entered and may continue to enter into agreements and non-binding purchase orders, letters of intent and memorandums of understanding or similar agreements for sales of our vehicles, powertrains and battery packs, which are cancellable at the option of our customers.

We have entered and may continue enter into agreements, purchase orders, letters of intent and memorandums of understanding or similar agreements for the sale of our vehicles, powertrains and battery packs that include various cancellation rights in favor of the customer. For example, we have entered into binding distribution and purchase agreements for the purchase of vehicles; however, they are subject to the further entry into a definitive agreement with final pricing, warranty coverage and other terms. These purchase obligations may also be cancelled by the customer with six months’ written notice. As a result, we cannot assure that we will be able to enter into a definitive agreement or that our customers will not exercise their cancellation rights. In addition, we have entered and may continue to enter into purchase orders, letters of intent and memorandums of understanding or similar agreements that are not binding on our customer and may also be subject to modification and cancellation provisions. Any of these adverse actions related to these agreements, purchase orders, letters of intent, memorandums of understanding or any future customer contracts could harm our business, prospects, financial condition and operating results.

We will require significant capital to develop and grow our business, and we may be unable to adequately control the costs associated with our operations.

We will require significant capital to develop and grow our business, including developing and manufacturing our vehicles, powertrains and battery packs, establishing or expanding design, research and development, manufacturing, sales and service facilities and building our brand. We have incurred and expect to continue incurring significant expenses which will impact our profitability, including research and development expenses (including related to developing and commercializing our vehicles, powertrains and battery packs), raw material procurement costs, sales and distribution expenses as we build our brand and market our vehicles, powertrains and battery packs, and general and administrative expenses as we scale our operations, identify and commit resources to investigate new areas of demand and incur costs as a public company. Our ability to become profitable in the future will not only depend on our ability to complete the design and development of our vehicles, powertrains and battery packs to meet projected performance metrics, identify and investigate new areas of demand and successfully market our vehicles, powertrains and battery packs, but also our ability to sell or lease our vehicles, powertrains and battery packs at prices needed to achieve our expected margins and control our costs. If we are unable to efficiently design, develop, manufacture, market, deploy, distribute and service our vehicles, powertrains and battery packs, our margins, profitability and prospects may be materially and adversely affected.

We have yet to achieve positive operating cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.

We had negative cash flow from operating activities of $88.9 million for the year ended December 31, 2021. Our business also will at times require significant amounts of working capital to support our expected future growth and expansion of products. An inability to generate positive cash flow for the near term may adversely affect our ability to raise needed capital for our business on reasonable terms, diminish supplier or customer willingness to enter into transactions with us, and have other adverse effects that may decrease our long-term viability. There can be no assurance that we will achieve positive cash flow in the near future or at all.

We may not be able to accurately plan our production, which may result in carrying excess & obsolete raw material inventory.

We generally make decisions on our production level and timing, procurement, facility requirements, personnel needs and other resources requirements based on estimates made in light of certain production and sales forecasts, our past dealings with such customers, market conditions and other relevant factors. Our customers’ final purchase orders may not be consistent with our estimates. If the final purchase orders substantially differ from our estimates, we may have excess raw material inventory or material shortages. Excess inventory could result in unprofitable sales or write-offs as our products are susceptible to obsolescence and price declines. Expediting additional material to make up for any shortages within a short time frame could result in unprofitable sales or cause us to adjust delivery dates. In either case, our results of operation would fluctuate from period to period.

Our financial results may vary significantly from period to period due to fluctuations in our product development cycle and operating costs, product demand and other factors.

We expect our period-to-period financial results to vary based on our operating costs and product demand, which we anticipate will fluctuate as the pace at which we continue to design, develop and manufacture new vehicles, powertrains and battery packs, increase manufacturing capacity and establish or expand design, research and development, manufacturing, sales and service facilities varies. Additionally, our revenues from period to period may fluctuate as we identify and investigate areas of demand, adjust volumes and add new product derivatives based on market demand and margin opportunities, develop and introduce new vehicles, powertrains and battery packs or introduce existing vehicles, powertrains and battery packs to new markets. As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results, especially in the short term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our financial results may not meet expectations of equity research analysts, ratings agencies or investors, who may be focused primarily on quarterly financial results, which could cause the trading price of our Common Stock to fall substantially, either suddenly or over time.

Our business plans require a significant amount of capital. In addition, our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends.

We have incurred, and expect to continue incurring, significant expenses as we expand our business, and that our level of expenses will be significantly affected by customer demand for our vehicles, powertrains and battery packs and Fleet-as-a-Service offering. We expect that we will have sufficient capital to fund our currently planned operations until we generate positive free cash flow contingent on our ability to execute on key projected capital strategy initiatives, such as the cash flow from advance payments from customers for the Fleet-as-a-Service products generating recurring revenue. The fact that we have a limited operating history means we have limited historical data on the demand for our vehicles, powertrains, battery packs and services. As a result, our future capital requirements are uncertain and actual capital requirements may differ from those we currently anticipate. We may need to seek equity or debt financing to finance a portion of our expenses. Such financing might not be available to us in a timely manner or on terms that are acceptable, or at all.

Our ability to obtain the necessary financing to carry out our business plan is subject to a number of factors, including general market conditions and investor acceptance of our business model. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. If we are unable to raise sufficient capital, we may have to significantly reduce our spending, delay or cancel our planned activities or substantially change our corporate structure. We may not be able to obtain any funding, and we may not have sufficient resources to conduct our business as projected, both of which could mean that we would be forced to curtail or discontinue our operations.

In addition, our future capital needs and other business reasons could cause us to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or equity-linked securities could dilute our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that may restrict our operations or our ability to pay dividends to our stockholders.

If we cannot raise additional capital in a timely manner and on acceptable terms, our operations and prospects could be negatively affected.

Our ability to use net operating loss carryforwards and other tax attributes may be limited in connection with the Business Combination or other ownership changes.

We have incurred losses during our history and do not expect to become profitable soon and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of December 31, 2021, we have federal and state income tax net operating loss carryforwards of $130.9 million. This is comprised of approximately $71.1 million of federal net operating loss carryovers, and approximately $59.8 million of state net operating loss carryovers. The federal net operating loss has an indefinite carryforward period, and the state net operating loss carryovers may expire between 2036 and 2041.

Under the Tax Cuts and Jobs Act, (the “Tax Act”), as modified by the Coronavirus Aid, Relief and Economic Security Act, (the “CARES Act”), U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.

In addition, our net operating loss carryforwards are subject to review and possible adjustment by the IRS and state tax authorities. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), these federal net operating loss carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in our ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. The ability of us to utilize net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including potential changes in connection with the Business Combination or other transactions. Similar rules may apply under state tax laws. If we earn taxable income, such limitations could result in increased future income tax liability to us and our future cash flows could be adversely affected. We have recorded a full valuation allowance related to our net operating loss carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

Legal and Regulatory Risks

The unavailability, reduction or elimination of government and economic incentives could have a material adverse effect on our business, prospects, financial condition and operating results.

Any reduction, elimination or discriminatory application of government subsidies and economic incentives due to policy changes, the reduced push for such subsidies and incentives due to the perceived success of the electric vehicle industry or other reasons may result in the diminished competitiveness of alternative fuel and electric vehicles (including our products). While certain tax credits and other incentives for alternative energy production, alternative fuel vehicles and electric vehicles have been available in the past, there is no guarantee these programs will be available in the future. If current tax incentives are not available in the future, our financial position could be materially and adversely affected.

We, our outsourcing partners and our suppliers are subject to substantial regulation and unfavorable changes to, or failure by us, our outsourcing partners or our suppliers to comply with, these regulations could substantially harm our business and operating results.

We and our vehicles, powertrains and battery packs, and motor vehicles in general, as well as our third-party outsourcing partners and our suppliers, are or will be subject to substantial regulation under foreign, federal, state and local laws. We continue to evaluate requirements for licenses, approvals, certificates and authorizations necessary to manufacture, deploy or service our products in the jurisdictions in which we plan to operate and intend to take such actions necessary to comply. We may experience difficulties in obtaining or complying with various licenses, approvals, certifications and other governmental authorizations necessary to manufacture, deploy or service our vehicles in any of these jurisdictions.

If we, our third-party outsourcing partners or our suppliers are unable to obtain or comply with any of the licenses, approvals, certifications or other authorizations necessary to carry out our operations in the jurisdictions in which we currently operate, or those jurisdictions in which we plan to operate, our business, prospects, financial condition and operating results could be materially and adversely affected. We have incurred, and expect to continue to incur, significant costs in complying with these regulations. Laws related to the electric and alternative fuel vehicle industry are evolving and we face risks associated with changes to these laws, including, but not limited to:

•increased support for other alternative fuel systems, which could have an impact on the acceptance of our vehicles, powertrains and battery packs; and

•increased sensitivity by regulators to the needs of established automobile manufacturers with large employment bases, high fixed costs and business models based on the internal combustion engine, which could lead them to pass regulations that could reduce the compliance costs of such established manufacturers or mitigate the effects of government efforts to promote alternative fuel and electric vehicles.

To the extent the laws change, our vehicles, powertrains and battery packs may not comply with applicable foreign, federal, state or local laws, which would have an adverse effect on our business. Compliance with changing regulations could be burdensome, time-consuming and expensive. To the extent compliance with new laws is cost-prohibitive, our business, prospects, financial condition and operating results could be adversely affected.

Future changes to regulatory requirements may have a negative impact on our business.

To the extent the laws change, new laws are introduced, or if we introduce new products in the future, some or all of our products may not comply with applicable foreign, federal, state or local laws. Further, certain industry standards currently regulate electrical and electronics equipment. Although standards for electric vehicles are not yet generally available or accepted as industry standards, our vehicles, powertrains and battery packs may become subject to such standards in the future. Compliance with these standards could be burdensome, time-consuming, and expensive. There can be no assurance that we will be able to maintain our profitability by offsetting any increased compliance costs.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”) on April 12, 2021, after consultation with NextGen’s independent registered public accounting firm, NextGen’s management and NextGen’s audit committee concluded that it was appropriate to restate NextGen’s previously issued audited financial statements as of December 31, 2020 and for the period from July 29, 2020 (inception) through December 31, 2020 (the “Restatement”). As part of the Restatement, NextGen identified a material weakness in its internal control over financial reporting.

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

We are subject to cybersecurity risks to our operational systems, security systems, infrastructure, integrated software in our vehicles, powertrains and battery packs, customer data, and personal data processed by us or third-party vendors or suppliers and any material failure, weakness, or interruption, cyber event, incident or breach of security could prevent us from effectively operating our business.

We are at risk for interruptions, outages and breaches of our: (a) operational systems, including business, financial, accounting, product development, data processing or production processes, owned by us or our third-party vendors or suppliers; (b) facility security systems, owned by us or our third-party vendors or suppliers; (c) transmission control modules or other in-product technology, owned by us or our third-party vendors or suppliers; (d) the integrated software in our vehicles, powertrains and battery packs; and (e) customer data and personal data that we processes or our third-party vendors or suppliers process on our behalf. Such incidents could: materially disrupt our operational systems; result in loss of intellectual property, trade secrets or other proprietary or sensitive information; compromise certain information of customers, employees, suppliers, or others; jeopardize the security of our facilities; divert management’s attention; and affect the performance of in-product technology and the integrated software in our vehicles, powertrains and battery packs.

We plan to include in-vehicle services and functionality that utilize data connectivity to monitor performance and timely capture opportunities to enhance on-the-road performance and for safety and cost-saving preventative maintenance. The availability and effectiveness of our services depend on the continued operation of information technology and communications systems. Our systems and those of our third-party vendors and suppliers are vulnerable to damage or interruption from, among others, physical theft; fire; terrorist attacks; natural disasters; power loss; war or military conflict; telecommunications failures; viruses; denial or degradation of service attacks; malicious third parties’ acts (including those of nation-state supported actors); ransomware; social engineering schemes; insider attacks; error, theft or misuse; or other attempts to harm the relevant systems. We intend to use our in-vehicle services and functionality to log information about each vehicle’s use in order to aid us in diagnostics and servicing. Our customers may object to the collection and use of this data, which may increase our vehicle, powertrain and battery pack maintenance costs and harm our business prospects.

Moreover, there are inherent risks associated with developing, improving, expanding and updating our current systems, such as the disruption of our data management, procurement, production execution, finance, supply chain and sales and service processes. These risks may affect our ability to manage our data and inventory, procure parts or supplies or manufacture, deploy, deliver and service our vehicles, powertrains and battery packs, adequately protect our intellectual property or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations and contracts.

We cannot be sure that these systems upon which we rely, including those of our third-party vendors or suppliers, will be effectively implemented, maintained or expanded as planned. If these systems are not successfully implemented, maintained or expanded as planned, our operations may be disrupted, our ability to accurately and timely report our financial results could be impaired, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. Additionally, our proprietary information or intellectual property could be compromised or misappropriated, and our reputation may be adversely affected. If these systems do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information, personal data or confidential data, and we may not be sufficiently protected against such occurrences. We may not have enough resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

If the security of the personal, confidential or proprietary information that we (or our service providers or vendors) collect, store or process is compromised or is otherwise accessed or acquired without authorization, our reputation may be harmed and we may be exposed to liability and loss of business, which could materially and adversely affect our financial performance and results of operations or prospects.

We collect, store, transmit and otherwise process data from vehicles, customers, employees and others as part of our business and operations, which may include personal, confidential or proprietary information. We also work with partners and third-party service providers or vendors that collect, store and process such data on our behalf and in connection with our vehicles. There can be no assurance that any security measures that we or our third-party service providers or vendors have implemented will be effective against current or future threats to such data. In addition, due to the COVID-19 pandemic, many employees have worked, and may continue to work, remotely, which may pose additional data security risks. If a compromise of data were to occur, we may become liable under our contracts with other parties and under applicable law for damages and incur penalties and other costs to respond to, investigate and remedy such an incident. Our systems, networks and physical facilities could be breached, or data could otherwise be compromised. Third parties may also exploit vulnerabilities in, or obtain unauthorized access to, platforms, systems, networks and/or physical facilities utilized by our service providers and vendors.

Our vehicles contain complex information technology systems and built-in data connectivity to accept and install periodic remote updates to improve or update functionality. We have designed, implemented and tested security measures intended to prevent unauthorized access to our information technology networks, vehicles and related systems. However, unauthorized actors may attempt to gain access to modify, alter and use such networks, vehicles and systems to gain control of or to change our vehicles’ functionality, user interface and performance characteristics, or to gain access to data stored in or generated by the vehicle. A significant breach of our third-party service providers’ or vendors’ or our own network security and systems could have serious negative consequences for our business and future prospects, including possible fines, penalties and damages, reduced customer demand for our vehicles, powertrains and battery packs, regulatory investigations, litigation and harm to our reputation and brand. The risk of breach of our security measures or those of our third-party service providers and vendors has been heightened by advances in computer and software capabilities and the increasing sophistication of hackers who employ complex techniques, including, without limitation, the theft or misuse of personal information, counterfeiting, “phishing” or social engineering incidents, ransomware, extortion, publicly announcing security breaches, account takeover attacks, denial or degradation of service attacks and malware. Because the techniques used by bad actors change frequently, we or our third-party service providers or vendors may be unable to anticipate these techniques or implement adequate preventive measures. The costs to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, disruption of management’s attention, negative publicity or other harm to our business. We could be required to fundamentally change our business activities and practices in response to a security breach or related regulatory actions or litigation, which could have an adverse effect on our business.

We have contractual and other legal obligations to notify individuals, regulatory authorities and others of security breaches involving certain types of data. Laws governing data breaches may be inconsistent or change, and new laws may be adopted. In addition, our agreements with certain customers may require us to notify them in the event of a security breach. Such mandatory disclosures are costly, could lead to negative publicity, could divert management’s attention, could result in penalties or fines, could result in litigation, may cause our customers to lose confidence in the effectiveness of our security measures and may require us to expend significant capital and other resources to respond to and alleviate problems caused by the actual or perceived security breach.

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

We are subject to or affected by a number of federal, state and local laws and regulations, as well as contractual obligations and industry standards, regarding the confidentiality, protection and appropriate use of personal, proprietary or confidential information. Such obligations may govern our collection, storage, retention, destruction, protection, use, processing, transmission, sharing and disclosure of personal information, including that of our employees, customers and others. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices may remain uncertain for the foreseeable future. We may not be able to monitor and react to all developments in a timely manner. Such developments could impose additional notification requirements, restrict our use of governed information and hinder our ability to acquire new customers or market to existing customers.

In the United States, these frameworks include the Federal Trade Commission Act, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act (the “CCPA”), and other state and federal laws relating to privacy and data security. For example, California requires connected devices to maintain minimum information security standards. Additionally, the CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action. The CCPA requires covered businesses to provide new disclosures to California residents, provides new ways to opt out of the sale of personal information, and provides a private right of action and potential statutory damages for data breaches. As we expand our operations, the CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, and other jurisdictions in the United States have begun to propose similar laws. Compliance with any applicable privacy or data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to comply with such laws and regulations. Moreover, California voters recently approved the California Privacy Rights Act of 2020, or (“the CPRA”), that goes into effect on January 1, 2023. It is expected that the CPRA would, among other things, give California residents the ability to limit the use of their sensitive information, provide for penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the law. These laws exemplify our vulnerability to the evolving regulatory environment related to personal information.

We have established privacy policies and other documentation regarding our collection, processing, use and disclosure of personal information and/or other confidential information. Although we endeavor to comply with our established policies and other documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, contractors, service providers or vendors fail to comply with our established policies and documentation. Such failures can subject us to potential local, state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices.

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

We are subject to various environmental laws and regulations that could impose substantial costs.

Our operations are and will be subject to foreign, federal, state and local environmental laws and regulations, including laws relating to the use, handling, storage and disposal of, and human exposure to, hazardous materials. Environmental and health and safety laws and regulations can be complex, and we have limited experience in compliance. Moreover, we expect that we will be affected by future amendments to such laws or other new environmental and health and safety laws and regulations which may require us to change our operations, potentially resulting in a material adverse effect on our business, prospects, financial condition and operating results. These laws can give rise to liability for administrative oversight costs, cleanup costs, property damage, bodily injury, fines and penalties. Capital and operating expenses needed to comply with environmental laws and regulations can be significant, and violations may result in substantial fines and penalties, third-party damages, suspension of production or a cessation of our operations.

Contamination at properties we own or operate, will own or operate, we formerly owned or operated or to which hazardous substances were sent by us, may result in liability for us under environmental laws and regulations, including, but not limited to, the Comprehensive Environmental Response, Compensation and Liability Act, which can impose liability for the full amount of remediation-related costs without regard to fault, for the investigation and cleanup of contaminated soil and ground water, for building contamination and impacts to human health and for damages to natural resources. The costs of complying with environmental laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future, could have a material adverse effect on our financial condition or operating results.

We may in the future expand internationally and may face risks associated with our international operations, including unfavorable regulatory, political, tax and labor conditions, which could harm our business.

If we expand our operations internationally, we may face risks associated with our future international operations, including possible unfavorable regulatory, political, tax and labor conditions, which could harm our business. We anticipate having international operations which would subject us to the legal, political, regulatory and social requirements and economic conditions in any future jurisdictions. However, we have limited experience to date selling and servicing our vehicles, powertrains and battery packs internationally and such expansion would require us to make significant expenditures, including the hiring of local employees and establishing facilities, in advance of generating any revenue. We are subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell and lease our vehicles, powertrains and battery packs and require significant management attention. These risks include:

•conforming our vehicles, powertrains and battery packs to various international regulatory requirements where our products are sold;

•difficulties in obtaining or complying with various licenses, approvals, certifications and other authorizations necessary to manufacture, sell, lease or service our vehicles, powertrains and battery packs in any of these jurisdictions;

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

•changes in the price and availability of international shipping;

•political instability, natural disasters, global health concerns, including health pandemics such as the COVID-19 pandemic, war or military conflict, including repercussions of the recent military conflict between Russia and Ukraine, or events of terrorism; and

•the strength of international economies.

If we fail to successfully address these risks, our future business, prospects, financial condition and operating results could be materially and adversely affected.

Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, could adversely affect our business, prospects, financial condition and operating results.

The U.S. government has previously imposed tariffs on certain foreign goods, including steel and certain vehicle parts, which have resulted in increased costs for goods imported into the United States. In response to these tariffs, a number of U.S. trading partners have imposed retaliatory tariffs on a wide range of U.S. products, which makes it more costly for us to export our vehicles, powertrains and battery packs to those countries. Recent events, including new policy introductions following the 2020 U.S presidential election, may result in substantial regulatory uncertainty regarding international trade and trade policy.

United States policies have called for substantial changes to trade agreements, have increased tariffs on certain goods imported into the U.S. and have raised the possibility of imposing significant additional tariff increases. If we are unable to pass price increases on to our customer base or otherwise mitigate the costs, or if demand for our exported vehicles, powertrains and battery packs decreases due to the higher cost, our operating results could be materially and adversely affected. While we cannot predict the extent to which the United States or other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon the import or export of our products in the future, a “trade war” of this nature or other governmental action related to tariffs or international trade agreements could have an adverse impact on demand for our services, sales and clients and affect the economies of the United States and various countries, having an adverse effect on our business, financial condition and results of operations.

We are subject to export and import controls and laws that could subject us to liability if we are not in compliance with such laws.

Our vehicles, powertrains and battery packs are subject to export control, import and economic sanctions laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. Exports of our vehicles, powertrains, battery packs and technology must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers.

In addition, changes to our vehicles, powertrains and battery packs, or changes in applicable export control, import, or economic sanctions laws and regulations may create delays in the introduction and sale of our products and solutions or, in some cases, prevent the export or import of our vehicles, powertrains and battery packs to certain countries, governments, or persons altogether. Any change in export, import, or economic sanctions laws and regulations, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons, or technologies targeted by such laws and regulations could also result in decreased use of our vehicles, powertrains and battery packs, as well as our decreased ability to export or market our products to potential customers. Any decreased use of our vehicles, powertrains and battery packs or limitation on our ability to export or market our products would likely adversely affect our business, financial condition and results of operations.

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

We have applied, and intend to continue to apply, for federal and state grants, loans and tax incentives under government programs designed to stimulate the economy and support the production of alternative fuel and electric vehicles and related technologies. We anticipate that in the future there will be new opportunities for us to apply for grants, loans and other incentives from U.S. federal, state and foreign governments. Our ability to obtain funds or incentives from government sources is subject to the availability of funds under applicable government programs and approval of our applications to participate in such programs. The application process for these funds and other incentives will likely be highly competitive. We cannot assure you that we will be successful in obtaining any of these additional grants, loans and other incentives or that we will be eligible for certain tax or other economic incentives. If we are not successful in obtaining any of these additional incentives and we are unable to find alternative sources of funding to meet our planned capital needs, our business and prospects could be materially adversely affected.

We may need to defend ourselves against intellectual property infringement claims or misappropriation claims, which may be time-consuming and expensive and, if adversely determined, could limit our ability to commercialize our vehicles, powertrains and battery packs.

Companies, organizations or individuals, including our competitors, may own or obtain patents, trademarks or other proprietary rights that could prevent or limit our ability to make, use, develop or deploy our vehicles, powertrains and battery packs, which could make it more difficult for us to operate our business. We may receive inquiries from patent, copyright or trademark owners inquiring whether we infringe upon their proprietary rights. We may also be the subject of more formal allegations that we have misappropriated such parties’ trade secrets or other proprietary rights. Companies owning patents or other intellectual property rights relating to battery packs, electric motors, fuel cells or electronic power management systems may allege infringement or misappropriation of such rights. In response to a determination that we have infringed upon or misappropriated a third party’s intellectual property rights, we may be required to do one or more of the following:

•cease development, sales or use of our products that incorporate the asserted intellectual property;

•pay substantial damages;

•obtain a license from the owner of the asserted intellectual property right, which license may not be available on reasonable terms or available at all; or

•re-design one or more aspects or systems of our vehicles, powertrains or battery packs.

A successful claim of infringement or misappropriation against us could materially and adversely affect our business, prospects, financial condition and operating results. Even if we are successful in defending against these claims, litigation could result in substantial costs and demand on management resources.

Our business may be adversely affected if we fail to obtain, maintain, enforce and protect our intellectual property and are unable to prevent unauthorized use by third parties of our intellectual property and proprietary technology.

Our ability to compete effectively is dependent in part upon our ability to obtain, maintain, enforce and protect our intellectual property rights. To accomplish this, we rely on a combination of patents, trade secrets (including know-how), employee and third-party nondisclosure agreements, copyrights, trademarks, intellectual property licenses and other contractual rights to establish and protect our rights in our technology. Failure to adequately obtain, maintain, enforce and protect our intellectual property could result in our competitors offering identical or similar products, potentially resulting in the loss of our competitive advantage and a decrease in our revenue which would adversely affect our business, prospects, financial condition and results of operations.

The protection of our intellectual property rights will be important to our future business opportunities. However, the measures we take to obtain, maintain, protect and enforce our intellectual property, including preventing unauthorized use by third parties, may not be effective for various reasons, including the following:

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

Also, while we have registered and applied for trademarks in an effort to protect our investment in our brand and goodwill with customers, competitors may challenge the validity of those trademarks and other brand names in which we have invested. Defending such challenges can be expensive and may adversely affect our ability to maintain the goodwill gained in connection with a particular trademark.

It is our policy to enter into confidentiality and invention assignment agreements with our employees and contractors that have developed material intellectual property for us, but these agreements may not be self-executing and may not otherwise adequately protect our intellectual property, particularly with respect to conflicts of ownership relating to work product generated by the employees and contractors. Furthermore, we cannot be certain that these agreements will not be breached and that third parties will not gain access to our trade secrets, know-how and other proprietary technology. Third parties may also independently develop the same or substantially similar proprietary technology. Monitoring unauthorized use of our intellectual property is difficult and costly, as are the steps we have taken or will take to prevent misappropriation.

We may license patents and other intellectual property from third parties, including suppliers and service providers, and we may face claims that our use of this in-licensed technology infringes, misappropriates or otherwise violates the intellectual property rights of third parties. In such cases, we will seek indemnification from our licensors. However, our rights to indemnification may be unavailable or insufficient to cover our costs and losses. Furthermore, disputes may arise with our licensors regarding the intellectual property subject to, and any of our rights and obligations under, any license or other commercial agreement.

To prevent unauthorized use of our intellectual property, it may be necessary to prosecute actions for infringement, misappropriation or other violation of our intellectual property against third parties. Any such action could result in significant costs and diversion of our resources and management’s attention, and there can be no assurance that we will be successful in any such action. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing, misappropriating or otherwise violating our intellectual property. Any of the foregoing could adversely affect our business, prospects, financial condition and results of operations.

Our patent applications for our proprietary technology, including for the X-Platform and X-Pack battery pack, may not issue, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.

We cannot be certain that we are the first inventor of the subject matter disclosure or to file a patent application for our proprietary technology, including for the X-Platform and X-Pack. If another party has filed a patent application to the same or similar subject matter as we have, we may not be entitled to the protection sought by the patent application. We also cannot be certain whether the claims included in a patent application will ultimately be allowed in the applicable issued patent. Further, the scope of protection of issued patent claims is often difficult to determine. As a result, we cannot be certain that the patent applications that we file will issue, or that our issued patents will afford protection against competitors with similar technology. In addition, our competitors may design around our issued patents, which may adversely affect our business, prospects, financial condition and operating results.

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

•publication of research reports by securities analysts about us or our competitors or our industry

•the public’s reaction to our press releases, our other public announcements and our filings with the SEC, particularly with respect to fluctuations in our growth expectations and outlook;

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

•the volume of shares of our Common Stock available for public sale; and

•general economic and political conditions, such as the effects of the COVID-19 pandemic, recessions, interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability and acts of war or military conflict, including repercussions of the recent military conflict between Russia and Ukraine, or terrorism.

These market and industry factors may materially reduce the market price of our Common Stock and the Warrants regardless of our operating performance.

We do not expect to declare any dividends in the foreseeable future.

We intend to retain future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board of Directors (our “Board”) and will depend on our financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as our Board deems relevant.

If securities or industry analysts do not publish, or cease publishing, research or reports about us, our business or our market, or if they change their recommendations regarding our Common Stock adversely, the price and trading volume of our Common Stock could decline.

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

In connection with the Business Combination, certain stockholders, officers and directors of Legacy Xos entered into lock-up agreements pursuant to which they will be contractually restricted from selling or transferring any of (i) their shares of our Common Stock held immediately following the Closing and (ii) any of their shares of our Common Stock that result from converting securities held immediately following the Closing (the “Lock-up Shares”). Such restrictions began at Closing and ended on February 16, 2022.

Additionally, our Founders agreed to additional lock-up restrictions beyond those described above. During the term beginning on February 16, 2022 and ending two years following the Closing Date, the Founders are only permitted to sell their Lock-Up Shares via written trading plans in compliance with Rule 10b5-1 under the Exchange Act.

NextGen Sponsor entered into a letter agreement, dated October 6, 2020, by and among NextGen, NextGen Sponsor and the other parties thereto, pursuant to which NextGen Sponsor and its permitted distributors are subject to a lock-up ending on the earlier of (i) the date that is one year after the Closing and (ii) the date on which the last reported sale price of Common Stock equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing. As of March 23, 2022, approximately 21.8% of the outstanding shares of our Common Stock were subject to lock-up agreements.

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

The shares held by the holders subject to lock-up agreements may be sold after the expiration of their applicable lock-up periods. As restrictions on resale end and registration statements are available for use, the sale or possibility of sale of these shares could increase the volatility in our share price and the market price of our Common Stock could decline.

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

The Warrants were issued in registered form under a Warrant Agreement between the warrant agent and NextGen. The Warrant Agreement provides that (a) the terms of the Warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the Warrant Agreement to the description of the terms of the Warrants and the Warrant Agreement set forth in the related prospectus, or defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the Warrant Agreement as the parties to the Warrant Agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the Warrants under the Warrant Agreement and (b) all other modifications or amendments require the vote or written consent of at least 65% of the then outstanding Public Warrants; provided that any amendment that solely affects the terms of the Private Placement Warrants or any provision of the Warrant Agreement solely with respect to the Private Placement Warrants will also require at least 65% of the then outstanding Private Placement Warrants.

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

Concentration of ownership among our existing executive officers and directors and their respective affiliates may prevent other investors from influencing significant corporate decisions.

As of March 15, 2022, our executive officers and directors and their respective affiliates as a group beneficially owned approximately 54.8% of the outstanding Common Stock. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our Certificate of Incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of us or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

Investments in us may be subject to U.S. foreign investment regulations which may impose conditions or limitations on certain investors (including, but not limited to, limits on purchasing our Common Stock, limits on information sharing with such investors, requiring a voting trust, governance modifications, forced divestiture, or other measures).

Certain investments that involve the acquisition of, or investment in, a U.S. business by a non-U.S. investor may be subject to review and approval by the Committee on Foreign Investment in the United States (“CFIUS”). Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on - among other factors - the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by a foreign person always are subject to CFIUS jurisdiction. Significant CFIUS reform legislation, which was fully implemented through regulations that became effective on February 13, 2020, among other things expanded the scope of CFIUS’s jurisdiction to investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.” Moreover, other countries continue to strengthen their own foreign direct investment (“FDI”) regimes, and investments and transactions outside of the U.S. may be subject to review by non-U.S. FDI regulators if such investments are perceived to implicate national security policy priorities. Any review and approval of an investment or transaction by CFIUS or another FDI regulator may have outsized impacts on transaction certainty, timing, feasibility, and cost, among other things. CFIUS and other FDI regulatory policies and practices are rapidly evolving, and in the event that CFIUS or another FDI regulator reviews one or more proposed or existing investment by investors, there can be no assurances that such investors will be able to maintain, or proceed with, such investments on terms acceptable to such investors. CFIUS or another FDI regulator may seek to impose limitations or restrictions on, or prohibit, investments by such investors (including, but not limited to, limits on purchasing our Common Stock, limits on information sharing with such investors, requiring a voting trust, governance modifications, or forced divestiture, among other things).

General Risk Factors

We have been, and may in the future be, adversely affected by health epidemics and pandemics, including the ongoing global COVID-19 pandemic, the duration and economic, governmental and social impact of which is difficult to predict, which may significantly harm our business, prospects, financial condition and operating results.

We face various risks related to public health issues, including epidemics, pandemics and other outbreaks, such as the recent pandemic of respiratory illness caused by a novel coronavirus known as COVID-19. The impact of COVID-19, including changes in consumer and business behavior, pandemic fears, market downturns and restrictions on business and individual activities, has created significant volatility in the global economy. The spread of COVID-19 has also created a disruption in the manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers.

Government authorities have implemented numerous measures to try to contain the pandemic, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders and business shutdowns. These measures may adversely impact our employees and operations and the operations of our suppliers, vendors and business partners, and may negatively impact our sales and marketing activities and the manufacturing schedule of our vehicles, powertrains and battery packs. In addition, various aspects of our business cannot be conducted remotely, including the testing and manufacturing of our vehicles, powertrains and battery packs. Furthermore, demand for our offerings may be negatively impacted if stay-at-home orders and other preventative measures related to the COVID-19 pandemic persist or are adopted by additional markets. While some government authorities have lifted or relaxed pandemic-related restrictions, these measures may remain in place for a significant period of time and they are likely to continue to adversely affect our testing, manufacturing and assembly plans, sales and marketing activities, business and results of operations.

The spread of COVID-19 has caused us and many of our contractors and service providers to modify our business practices, and we and our contractors and service providers may be required to take further actions as may be required by government authorities or that it determines are in the best interests of our employees, customers, suppliers, vendors and business partners. There is no certainty that such actions will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. If significant portions of our workforce or contractors and service providers are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with the COVID-19 pandemic, our operations will be impacted.

The extent to which the COVID-19 pandemic impacts our business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact and how quickly and to what extent normal economic and operating activities can resume. The COVID-19 pandemic could limit the ability of our customers, suppliers, vendors and business partners to perform, including third-party suppliers’ ability to provide components and materials used in our vehicles, powertrains and battery packs. We may also experience an increase in the cost of raw materials used in our manufacture of vehicles, powertrains and battery packs. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact on our business as a result of COVID-19’s global economic impact, including any recession that has occurred or may occur in the future.

Specifically, difficult macroeconomic conditions, such as decreases in spending by businesses as a result of the COVID-19 pandemic, could have a material adverse effect on the demand for electric vehicles. Under difficult economic conditions, potential customers may seek to reduce spending by foregoing electric vehicles for other options and cancel agreements for our vehicles, powertrains and battery packs. Decreased demand for electric vehicles, particularly in the United States, could negatively affect our business.

There are no comparable recent events which may provide guidance, and, as a result, the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of COVID-19’s impact on our business, operations, or the global economy as a whole. However, the effects could have a material impact on our results of operations, and we will continue to monitor the situation closely.

Catastrophic events may disrupt our business.

Labor discord or disruption, geopolitical events, social unrest, war, military conflict, including repercussions of the recent military conflict between Russia and Ukraine, terrorism, political instability, acts of public violence, boycotts, hostilities and social unrest and other health pandemics that lead to avoidance of public places or cause people to stay at home could harm our business. Additionally, natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could harm our business. In particular, the COVID-19 pandemic, including the reactions of governments, markets, and the general public, may result in a number of adverse consequences for our business, operations, and results of operations, many of which are beyond our control. In the event of a major earthquake, hurricane or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, breaches of data security, and loss of critical data, all of which would harm our business, results of operations, and financial condition. In addition, the insurance we maintain would likely not be adequate to cover our losses resulting from disasters or other business interruptions.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located at 3550 Tyburn Street, Units 100 and 101, Los Angeles, California 90056. The location 85,142 square foot facility in Los Angeles, California, where we design, engineer and develop our vehicles and battery packs. The sublease for this facility expired on December 31, 2021. We entered into a new lease agreement for the facility on August 2021. The new lease commenced on January 1, 2022 and will terminate pursuant to its terms on January 31, 2027, unless amended and/or extended.

In addition to our headquarter location, we have short-term leases in North Hollywood, California and Beaverton, Oregon to support our operations.

We believe our existing facilities are generally well maintained and adequate for our current requirements and that we will be able to obtain additional or alternative space at other locations to support our continuing expansion. We currently do not own any real property.

Item 3.    Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not currently a party to any legal proceedings, the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock and Public Warrants are currently listed on Nasdaq under the symbols “XOS” and “XOSWW,” respectively. Prior to the consummation of the Business Combination, NextGen’s Class A Common Stock and the Public Warrants were listed on Nasdaq under the symbols “NGAC” and “NGACW”, respectively.

Holders of Common Stock and Warrants

As of March 23, 2022, there were 82 holders of record of our Class A Common Stock and 18,833,298 warrants outstanding held by 4 holders of record. Each Public Warrant entitles the registered holder to purchase one share of our Common Stock at a price of $11.50 per share, subject to certain adjustments.The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have never declared or paid any cash dividends on our Common Stock or any other securities. We anticipate that we will retain all available funds and any future earnings, if any, for use in the operation of our business and do not anticipate paying cash dividends in the foreseeable future. In addition, future debt instruments may materially restrict our ability to pay dividends on our Common Stock. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of then-existing debt instruments and other factors the board of directors deems relevant.

Recent Sales of Unregistered Securities

In August 2021, pursuant to the subscription agreements (the “Subscription Agreements”) entered into on February 21, 2021, by and among NextGen and certain investors (collectively, the “PIPE Investors”), we issued and sold to the PIPE Investors (substantially concurrently with the consummation of the transactions described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Combination and Public Company Costs”) an aggregate of 19,600,000 shares of our Common Stock for an aggregate purchase price of $196.0 million (the “PIPE Investment”). The sale of the securities issued in this transaction was made in reliance on the exemption from registration in Section 4(a)(2) under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which Xos’ management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read together with the consolidated financial statements and related notes that are included elsewhere in this Report. You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes to those statements. You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes to those statements. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section entitled “Risk Factors”. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of Xos and its consolidated subsidiaries.

Overview

We are a mobility solutions company manufacturing Class 5 to 8 battery-electric commercial vehicles. We facilitate the transition of fleets from internal combustion engine vehicles to zero-emission vehicles with proprietary technology suited to the commercial use case. We also provide a range of services to facilitate the transition of fleets to electric vehicles, including charging infrastructure, vehicle maintenance, financing and service.

Our X-Platform (our proprietary, purpose-built vehicle chassis platform) and X-Pack (our proprietary battery system) provide modular features that allow us to accommodate a wide range of last-mile applications and enable us to offer clients at a lower total cost of ownership compared to traditional diesel fleets. The X-Platform, our chassis platform, and X-Pack, our battery technology, are available for purchase as part of the Xos vehicle. The X-Platform and X-Pack were both engineered to be modular in nature to allow fleet operators to customize their vehicles to fit their commercial applications (e.g., upfitting with a specific vehicle body and/or tailoring battery range). In addition to a competitive vehicle purchase price, our technology can also drive savings throughout ownership through increased vehicle uptime, greater payload capacity and reduced service and maintenance expense. Ninety percent of vehicles in our targeted segments operate on routes under 200 miles per shift (referred to as “last-mile” routes). Vehicles that fulfill these predictable last-mile routes generally return to base hubs on a daily basis. Such vehicles are ideal candidates for electrification as operators are able to connect them to dedicated charging infrastructure at return-to-base hubs. Our modular and cost-effective vehicles have been on the road and in customers’ hands since 2018, further validating the durability of satisfaction with our vehicles. During the year ended December 31, 2021, we sold 22 vehicles and 22 powertrains, respectively. Since inception and up to December 31, 2021, we have delivered 71 vehicles and powertrains combined. Actual sales performance during the current year is down relative to anticipated deliveries due to delay in our battery production activities, which has resulted in manufacturing backlog in our vehicle assembly line.

We have taken a conservative approach to capital investment with our Flex manufacturing strategy, which leverages our strategic partners’ existing facilities and labor to assemble up to 5,000 vehicles annually per facility once fully ramped up. This strategy will enable us to scale our operations in a capital efficient manner and in lockstep with market demand. We have partnered with two third-party contract manufacturer partners to operate two Flex facilities. Our Flex facilities are currently tooled to produce up to approximately 2,000 vehicles per annum in total, assuming we are able to mitigate current supply chain constraints.

Our Fleet-as-a-Service product facilitates the transition from traditional internal combustion engine vehicles to battery electric vehicles and provides fleet operators with a comprehensive set of solutions and products (including, but not limited to, Energy Services, service and maintenance, vehicle telematics, OTA updates and financing) to transition to and to operate an electric fleet. This product offering will combine traditionally disaggregated services into a bundled service package, thus reducing the cost and friction associated with electrifying commercial fleets. Services to be offered in our Fleet-as-a-Service offerings include our proprietary technologies and in-house services and offerings from our industry partners. Our Fleet-as-a-Service offering includes (i) Energy Services (on-site vehicle charging infrastructure as well as our proprietary mobile charging unit Xos HubTM); (ii) service and maintenance (provided by our internal maintenance team and industry partners); (iii) replacement parts; (iv) financing via our external partners; (v) risk mitigation products (e.g., GAP insurance and warranties); and (vi) our telematics unit, the Xosphere Intelligence Platform. Fleet-as-a-Service is expected to increase the lifetime revenue of each vehicle sold by us. For the year-ended December 31, 2021, we have generated $4.9 million in revenue (or 97% of revenue) from vehicle sales and $0.1 million from ancillary revenue (or 3% of revenue).

We believe our growth in the coming years is supported by the strong secular tailwinds of an increased focus on the impact of climate change and the growth of e-commerce and last-mile delivery. Commercial trucks are the largest emitters of greenhouse gases per capita in the transportation industry. The U.S. federal, state and foreign governments, along with corporations such as FedEx, UPS and Amazon, have set ambitious goals to reduce greenhouse gas emissions. Simultaneously, e-commerce continues to grow rapidly and has been accelerated by changes in consumer purchasing behavior during the COVID-19 pandemic. We believe the increased regulation relating to commercial vehicles, the launch of sustainability initiatives from leading financial and corporate institutions and the rapid growth of last-mile logistics will fuel accelerated adoption of our products worldwide.

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

•obtain, maintain, expand, and protect our intellectual property portfolio including patents, trade secrets, trademarks and copyrights; and

•further invest in infrastructure to operate in accordance with public company standards and guidelines.

Recent Developments

On March 23, 2022, we entered into a Standby Equity Purchase Agreement (the "SEPA") with YA II PN, Ltd. (“Yorkville”), whereby we shall have the right, but not the obligation, to sell to Yorkville up to $125.0 million of shares of our Common Stock at our request any time during the 36 months following the execution of the SEPA, subject to certain conditions. We expect to use any net proceeds for working capital and general corporate purposes.

Business Combination and Public Company Costs

On August 20, 2021, the transactions contemplated by the Agreement and Plan of Merger, as amended on May 14, 2021, by and among NextGen, Sky Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of NextGen (“Merger Sub”), and Xos, Inc., a Delaware corporation (now known as Xos Fleet, Inc., “Legacy Xos”), were consummated (the “Closing”), whereby Merger Sub merged with and into Legacy Xos, the separate corporate existence of Merger Sub ceased and Legacy Xos became the surviving corporation and a wholly owned subsidiary of NextGen (such transaction the “Merger” and, collectively with the transfer by way of continuation and deregistration of NextGen from the Cayman Islands and the continuation and domestication of NextGen as a corporation incorporated in the State of Delaware (the “Domestication”), the “Business Combination”). As a result of the Merger, NextGen completed the Domestication, Merger Sub merged with and into Xos Fleet, Inc. (which was formerly known as Xos, Inc.), the separate corporate existence of Merger Sub ceased and Xos Fleet, Inc. was to be the surviving corporation and a wholly owned subsidiary of NextGen, and NextGen changed its name to “Xos, Inc.” Xos Fleet, Inc. is the accounting predecessor and the combined entity will be the successor SEC registrant, and Xos’ financial statements for previous periods will be disclosed in the registrant’s future periodic reports filed with the SEC.
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

Key Factors Affecting Operating Results

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section entitled “Risk Factors”.

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

Production of Lyra Series, Improved Battery Pack System

We have begun the production of the Lyra Series of battery packs to be installed on new Xos vehicles beginning in the fourth quarter of 2021. The Lyra series of battery packs features a 52% improvement in gravimetric energy density and a 45% improvement in volumetric energy density, and is compatible with all Xos on-highway vehicles. The battery packs come in two configurations: Lyra 30 (29.4kWh) and Lyra 60 (61.8kWh) offering 25 and 50 miles of range, respectively. Each pack features individual, recirculated air cooling and an independent battery management system, offering improved reliability and the ability to mix-and-match packs to cater to each customer’s unique range requirements.

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

Despite supply chain disruptions, we have continued to source inventory for our vehicles and our purchasing team has been working with vendors to find alternative solutions to areas where there are supply chain constraints. Where appropriate and critical, we have placed orders in advance of projected need to try and offset disruptions. While we are working to minimize the impact of these supply limitations, we cannot be certain that all inventory will be able to be delivered in time for production plans.

Tightness in supply availability could lead to previously unforeseen cost and delivery pressures on certain material and logistical costs in 2022. As the Company accelerates execution of its strategic plans, we will endeavor to be strategic in our cost action plans, including working with various vendors and service providers to provide us cost-effective arrangements.

Impact of COVID-19

As the COVID-19 pandemic continues to evolve, the ultimate extent of the impact on our businesses, operating results, cash flows, liquidity and financial condition will be primarily driven by the severity and duration of the pandemic as well as the pandemic’s impact on the U.S. and global economies. During the year ended December 31, 2021, despite the continued COVID-19 pandemic, we continued to operate our business at full capacity, including all of our manufacturing and research and development operations, with the adoption of enhanced health and safety practices. Although we have made our best estimates based upon current information, actual results could materially differ from the estimates and assumptions developed by management. Accordingly, it is reasonably possible that the estimates made in the financial statements have been, or will be, impacted in the near term as a result of these conditions.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Xos and its wholly owned subsidiaries, Legacy Xos and Xos Services, Inc. (f/k/a Rivordak, Inc.). All significant intercompany accounts and transactions have been eliminated in consolidation. All long-lived assets are maintained in, and all losses are attributable to, the United States.

Currently, we conduct business through one operating segment. We are an early-stage growth company with minimal commercial operations and our activities to date have been conducted exclusively within North America. For more information about our basis of operations, refer to Note 1 — Description of Business in the accompanying consolidated financial statements for more information.

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

Cost of Goods Sold

Cost of goods sold includes materials and other direct costs related to production of our vehicles, including components and parts, batteries, direct labor costs and manufacturing overhead, among others. Materials include inventory purchased from suppliers, as well as assembly components that are assembled by company personnel, including allocation of stock-based compensation expense. Direct labor costs relate to the wages of those individuals responsible for the assembly of vehicles delivered to customers. Cost of goods sold also includes depreciation expense on property and equipment related to cost of goods sold activities, calculated over the estimated useful life of the property and equipment on a straight-line basis. Upon property and equipment retirement or disposal, the cost of the asset disposed, and the related accumulated depreciation from the accounts and any gain or loss is reflected in the consolidated statements of operations and comprehensive income (loss), allocated to cost of goods sold.

Cost of goods sold also includes reserves to write down the carrying value of our inventory to their net realizable value and to provide for obsolete and on-hand inventory in excess of forecasted demand.

We are continuing to undertake efforts to find more cost-effective vendors and sources of parts to lower our overall cost of production. Direct labor and overhead costs relate primarily to expenses incurred through our third-party manufacturing partners. We expect these expenses to increase in future periods as production volume increases to meet expected growth in customer demand.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of personnel-related expenses, outside professional services, including legal, audit and accounting services, as well as expenses for facilities, non-sales related travel, and general office supplies and expenses. Personnel-related expenses consist of salaries, benefits, allocations of stock-based compensation, and associated payroll taxes. Overhead items including rent, insurance, utilities, and other items are included as G&A expenses. G&A expenses also include depreciation expense on property and equipment related to G&A activities, calculated over the estimated useful life of the property and equipment on a straight-line basis. Upon property and equipment retirement or disposal, the cost of the asset disposed, and the related accumulated depreciation from the accounts and any gain or loss is reflected in the consolidated statements of operations and comprehensive income (loss), allocated to G&A.

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

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of costs incurred for the design and development of our vehicles and battery systems, which include:

•Expenses related to materials and, supplies consumed in the development and modifications to existing vehicle designs, new vehicle designs contemplated for additional customer offerings, and our battery pack design;

•Fees paid to third parties such as consultants and contractors for engineering and computer-aided design (“CAD”) work on vehicle designs and other third-party services; and,

•Payroll expense for employees primarily engaged in R&D activities, including allocation of stock-based compensation expense.

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

Sales and Marketing Expenses

Sales and marketing (“S&M”) expenses consist primarily of expenses related to our marketing of vehicles and brand initiatives, which includes:

•Travel expenses of our sales force who are primarily responsible for introducing our platform and offerings to potential customers.

•Web design, marketing and promotional items, and consultants who assist in the marketing of the Company.

•Payroll expense for employees primarily engaged in S&M activities, including allocation of stock-based compensation expense.

•Depreciation expense on property and equipment related to S&M activities, calculated over the estimated useful life of the property and equipment on a straight-line basis. Upon property and equipment retirement or disposal, the cost of the asset disposed, and the related accumulated depreciation from the accounts and any gain or loss is reflected in the consolidated statements of operations and comprehensive income (loss), allocated to S&M.

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

Other Income (Expense), Net

Other income (expense), net includes interest income from our investments in marketable debt securities, available-for-sale and interest paid on our equipment loans and convertible notes, as well as the amortization of the associated discount on the convertible notes.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table sets forth our historical operating results for the periods indicated (dollars in thousands):

	Years Ended December 31,
	2021	2020	$ Change	% Change
Revenues	$5,048	$2,641	$2,407	91%
Cost of goods sold	7,410	2,341	5,069	217%
Gross margin	(2,362)	300	(2,662)	nm(1)

Operating expenses
General and administrative	27,197	3,609	23,588	nm
Research and development	20,077	7,015	13,062	186%
Sales and marketing	3,519	1,548	1,971	127%
Total operating expenses	50,793	12,172	38,621	317%
Loss from operations	(53,155)	(11,872)	(41,283)	348%

Other income (expense), net	38	(3,285)	3,323	(101%)
Change in fair value of derivative instruments	18,498	(1,510)	20,008	nm
Change in fair value of earn-out interests liability	72,505	—	72,505	—%
Write off of subscription receivable	(379)	—	(379)	—%
Realized loss on debt extinguishment	(14,104)	—	(14,104)	—%
Income (loss) before provision for income taxes	23,403	(16,667)	40,070	(240%)
Provision for income taxes	2	—	2	—%
Net income (loss)	$23,401	$(16,667)	$40,068	(240%)

____________
(1) Percentage changes greater than or equal to 400% are not meaningful and noted as nm in the table above.

Revenues

Our total revenue increased by $2.4 million, or 91%, from $2.6 million in the year ended December 31, 2020 to $5.0 million in the year ended December 31, 2021. Revenue recorded for the year ended December 31, 2021, was primarily attributable to our product revenue from dealer relationships (stepvans) and our longstanding customer relationship (powertrains). During the year ended December 31, 2021, we sold forty four units (22 stepvans and 22 powertrains), compared to 17 units (stepvans and powertrains combined) in the year ended December 31, 2020. Revenue for the years ended December 31, 2021 and 2020 consisted of the following (dollars in thousands):

	Years Ended December 31,
	2021	2020	$ Change	% Change
Product revenue
Powertrains	$2,152	$993	$1,159	117%
Stepvans & vehicle incentives	2,735	1,516	1,219	80%
Total product revenue	4,887	2,509	2,378	95%

Ancillary revenue	161	132	29	22%
Total revenue	$5,048	$2,641	$2,407	91%

Cost of Goods Sold

Cost of goods sold increased by $5.1 million or 217% from $2.3 million in year ended December 31, 2020 to $7.4 million in the year ended December 31, 2021. The increase in cost of goods sold is directly attributable to the increase in our revenues and increases of (i) $1.1 million in the inventory reserve with no such comparable reserve during the year ended December 31, 2020 and (ii) $4.0 million in direct materials, direct labor, and manufacturing overhead.

The increase in direct labor costs is primarily attributable to an increased headcount to produce and fulfill orders for current and future orders. The increase in direct material costs, is due to not having supply contract agreements necessary to get competitive pricing for raw materials. As production increases and we order materials in larger quantities, we expect to have supply contract agreements that decrease the costs of raw materials. A significant portion of the overhead costs incurred include indirect salaries, facility rent, utilities, and depreciation of production equipment, which are primarily fixed in nature and allocated based on production levels. Accordingly, these costs are still incurred when we experience a reduction in production volume. In the near term, we plan to increase production activities, expecting fixed and semi-fixed overhead costs to be absorbed through the production of our batteries and chassis.

General and Administrative

General and administrative expense increased by $23.6 million, or 654%, from $3.6 million in the year ended December 31, 2020 to $27.2 million in the year ended December 31, 2021, attributable to increases of (i) $10.0 million in headcount and personnel cost for supply chain, sales, legal, accounting, information technology and general and administrative functions necessary to support our business growth (ii) $3.2 million in insurance costs driven by overall coverage increase and purchase of D&O insurance, (iii) $2.5 million in consultant costs related to the implementation of our new ERP system, financial processes, and the Business Combination, (iv) $2.1 million in facility expenses driven by an increase in rent, building and vehicle repair and maintenance and warehouse supplies, (v) $1.0 million in investment for equipment and technology driven by an increase in our headcount and (vi) $4.8 million in other operating expenses, including abnormal loss on inventory shrinkage, depreciation, travel, recruiting, freight and sales tax.

Research and Development

Research and development expenses increased by $13.1 million, or 186%, from $7.0 million in the year ended December 31, 2020 to $20.1 million in the year ended December 31, 2021. The growth was primarily due to increases of (i) $5.6 million attributable to materials, the utilization of consultants, and software licenses for the development of new battery designs and product offerings, as well as further refinement of our chassis design, (ii) $6.1 million in allocation of personnel costs driven by higher headcount in engineering, including the allocation of stock-based compensation expense, and (iii) $1.4 million in net other costs, driven by equipment and software used solely for R&D purposes.

Sales and Marketing

Sales and marketing expense increased by $2.0 million, or 127%, from $1.5 million in the year ended December 31, 2020 to $3.5 million in the year ended December 31, 2021. The growth was primarily due to increases of (i) $0.6 million related to consulting fees, public relations costs, participation in tradeshows and general marketing efforts to enhance brand recognition and (ii) $1.4 million in allocation of personnel costs driven by higher headcount, including the allocation of stock-based compensation expense.

Other Income (Expense), Net

Interest income (expense), net increased by $3.3 million. or (101%), from $(3.3) million net interest expense in the year ended December 31, 2020 to $0.04 million net other income in the year ended December 31, 2021. The interest income during the year ended December 31, 2021 relates to interest income earned on our investments in marketable debt securities, available-for-sale, partially ofsett by interest expense from our equipment loan payables. The interest expense during the year ended December 31, 2020 relates to expense from our equipment loan payables and the interest expense on the convertible notes, which was extinguished during the quarter ended March 31, 2021.

Change in Fair Value of Derivatives

This represents changes in the fair value of the derivatives, mainly attributed to the (i) Public Warrants and Private Placement Warrants, and the (ii) conversion feature on the convertible notes issued in prior years. The convertible note was extinguished during the first quarter of 2021, resulting in the release of the derivative liability and hence, a significant fair value gain adjustment in 2021.

Change in Fair Value of Contingent Earn-out Interests Liability

This represents changes in the fair value of the contingent earn-out interests liabilities.

Write-off of Subscription Receivable

In 2020, we had a promissory note receivable in the amount of $364,000 due from our COO, Giordano Sordoni. The note was utilized to exercise options provided to him by the Company. The principal balance of the note and the associated accrued interest was subsequently forgiven during the year ended December 31, 2021. No similar transaction occurred during the year ended December 31, 2020.

Realized Loss on Debt Extinguishment

This represents the loss on the conversion of convertible debt into preferred shares during the year ended December 31, 2021. No similar transaction occurred during the year ended December 31, 2020.

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

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and use EBITDA and Adjusted EBITDA on a supplemental basis. The reconciliation of net income (loss) to EBITDA and Adjusted EBITDA below should be used as a supplement and no single financial measurement should be used to evaluate our business.

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA for the years ended December 31, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2021	2020
Net income (loss)	$23,401	$(16,667)
Other income (expense), net	(38)	3,285
Depreciation	736	296
EBITDA	24,099	(13,086)
Change in fair value of derivative instruments	(18,498)	1,510
Change in fair value of earn-out interests liability	(72,505)	—
Stock based compensation	1,658	12
Adjusted EBITDA	$(65,246)	$(11,564)

Liquidity and Capital Resources

We consummated the Business Combination, which resulted in net cash proceeds of approximately $216.7 million (including proceeds from NextGen trust account and PIPE investment less transaction costs and redemptions). As of December 31, 2021, our principal sources of liquidity were our cash and cash equivalents (excluding restricted cash) and investments in marketable debt securities, available-for-sale aggregating $165.7 million. In December 2020, we had the initial closing of our Series A Financing, and in the first quarter of 2021, we completed the Series A Financing, including the conversion of all our convertible notes into shares of Legacy Xos preferred stock. Prior to our Series A Financing in December 2020 and the Business Combination, we had financed our operations primarily from the sales of convertible notes.

As an early stage growth company, the net losses and cash outflows we have incurred since inception are consistent with our strategy and budget. We will continue to incur net losses and cash outflows in accordance with our operating plan as we continue to expand our research and development activities with respect to our vehicles and battery systems, scale our operations to meet anticipated demand and establish our Fleet-as-a-Service offering. Our ability to access capital when needed is not assured and, if capital is not available to us when and in the amounts needed, we could be required to delay, scale back or abandon some or all of our development programs and other operations, which could materially harm our business, prospects, financial condition and operating results.

We believe that our existing cash resources, including capital raised in the Series A Financing and Business Combination, are sufficient to support planned operations for the next 12 months. Additionally, on March 23, 2022, the Company entered into a Standby Equity Purchase Agreement (the "SEPA") with YA II PN, Ltd. ("Yorkville"), whereby the Company shall have the right, but not the obligation, to sell to Yorkville up to $125.0 million of its shares of common stock at the Company's request during the 36 months following the execution of the SEPA, subject to certain conditions. The Company expects to use the net proceeds received from sales of common stock pursuant to the SEPA for working capital and general corporate purposes. As a result, our management believes that our current financial resources are sufficient to continue operating activities for at least 12 months past the issuance date of the financial statements.

Cash Flows Summary

The following table provides a summary of cash flow data for the years ended December 31, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2021	2020
Net cash used in operating activities	$(88,895)	$(12,338)
Net cash used in investing activities	(155,143)	(407)
Net cash provided by financing activities	252,855	23,085
Net increase in cash and cash equivalents	$8,817	$10,340

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

Net cash used in operating activities was $88.9 million for the year ended December 31, 2021, primarily consisting of a cash-basis net loss of $49.7 million from normal operations of the Company (after non-cash adjustments of $72.8 million), and $39.5 million in working capital movements, primarily relating to inventory cost build-up and increase in prepayments as production ramps up.

Net cash used in operating activities was $12.3 million for the year ended December 31, 2020, primarily consisting of a net loss of $16.7 million from normal operations of the Company, non-cash adjustments of $3.5 million, and $0.8 million in working capital movements.

Cash Flows from Investing Activities

We continue to experience negative cash flows from investing activities as we expand our business. Cash flows from investing activities primarily relate to capital expenditures to support our growth, as well as investing available cash from the Business Combination to earn interest income. Net cash used in capital expenditures is expected to continue to expand.

Net cash used in investing activities was $155.1 million for the year ended December 31, 2021, primarily consisting of property and equipment additions of $4.9 million and net purchase of investments in marketable debt securities, available-for-sale of $150.2 million.

Net cash used in investing activities was $0.4 million for the year ended December 31, 2020, primarily consisting of property and equipment additions.

Cash Flows from Financing Activities

Net cash provided by financing activities was $252.9 million for the year ended December 31, 2021, primarily consisting of the $20.7 million proceeds from the consummation of the Business Combination (including proceeds from NextGen trust account and PIPE investment less transaction costs and redemptions), $31.8 million proceeds from additional Series A financing in January and February 2021, $2.4 million collection of the outstanding subscription receivable and $2.7 million proceeds from the exercise of Legacy Xos Preferred Stock Warrant. These increases were partially offset by $0.3 million of taxes paid related to net share settlement of stock-based awards.

Net cash provided by financing activities was $23.1 million for the year ended December 31, 2020, which primarily relating to the Series A Financing in December 2020, resulting in the receipt of $23.1 million in cash and subscription receivables. As part of this financing, we also converted all of our convertible debt and accrued interest to additional shares of Legacy Xos preferred stock in January 2021.

Contractual Obligations and Commitments

We did not have any material contractual obligations or other commitments as of December 31, 2021, other than what is disclosed in Note 14. Commitments and Contingencies in this Form 10-K.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) which requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenues and expenses during the reporting periods. Our most significant estimates and judgments involve valuation of stock-based compensation, including the fair value of our Common Stock, and the valuation of the convertible notes payable, the SAFE, and derivative liability. We base our estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to our financial statements.

We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

While our significant accounting policies are described in the notes to our financial statements (see Note 2 – Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements in the accompanying audited financial statements), we believe that the following accounting policies require a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Revenue Recognition

We generate revenue from the sale of its commercial electric vehicles, powertrains and battery packs, the licensing of its software systems, and warranty contracts. ASC 606, Revenue from Contracts with Customers, requires us to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We determine revenue recognition by applying the following steps:

1. Identifying the contract with a customer;
2. Identifying the performance obligations in the contract;
3. Determining the transaction price;
4. Allocating the transaction price to the performance obligations; and
5. Recognizing revenue as the performance obligations are satisfied.

We recognize revenue consisting of product and vehicle parts sales, inclusive of shipping and handling charges, net of estimates for customer allowances. Revenue contracts are identified when an enforceable agreement has been made with a customer. Performance obligations are identified in the contract for each distinct products provided within the contract. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products. All revenue is recognized when we satisfy its performance obligations under the contract. Any deposits from customers represent contract liabilities. We recognize revenue by transferring the promised products to the customer, with the revenue recognized at the point in time the customer takes control of the products as agreed in the contracts. We recognize revenue for shipping and handling charges at the time the products are delivered to or picked up by the customer. The majority of its contracts have a single performance obligation, which is met at the point in time that the product is delivered, and title passes to the customer, and are short term in nature.

See Note 2 – Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements and Note 3 – Revenue Recognition for additional information.

Income Taxes
We apply the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

In assessing the realizability of deferred income tax assets, ASC 740 requires a more likely than not standard be met. If we determine that it is more likely than not that deferred income tax assets will not be realized, a valuation allowance must be established. We record a valuation allowance, when necessary, to reduce deferred tax assets to the amount expected to be realized. Estimates of the realizability of deferred tax assets, as well as its assessment of whether an established valuation allowance should be reversed, are based on projected future taxable income, the expected timing of the reversal of deferred tax liabilities, and tax planning strategies. When evaluating whether projected future taxable income will support the realization of deferred tax assets, we consider both its historical financial performance and general economic conditions. In addition, we consider the time frame over which it would take to utilize the deferred tax assets prior to their expiration.

We utilize a two-step approach to recognizing and measuring uncertain income tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained upon examination by the Internal Revenue Service (IRS) or other taxing authorities, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and may not accurately forecast actual outcomes.
See Note 16 – Income Taxes for additional information.

Investments in Marketable Debt Securities, Available-for-Sale

We maintain a portfolio of investments in a variety of fixed and variable rate debt securities, including U.S. treasuries, corporate debt, asset-backed securities and other, non-U.S. government and supranational bonds and certificate of deposit. We consider our investments in marketable debt securities to be available-for-sale, and accordingly, are recorded at their fair values. We determine the appropriate classification of investments in marketable debt securities at the time of purchase. Interest along with amortization of purchase premiums and accretion of discounts from the purchase date through the estimated maturity date, including consideration of variable maturities and contractual call provisions, are included in other income (expenses), net in the consolidated statements of net and comprehensive income. We typically invest in highly-rated debt securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires substantially all investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss.

We review quarterly its investment portfolio of all securities in an unrealized loss position to determine if an impairment charge exists. See Note 7 – Investments in Marketable Debt Securities, Available-for-Sale for additional information.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation, under which shared based payments that involve the issuance of Common Stock to employees and non-employees and meet the criteria for equity-classified awards are recognized in the financial statements as compensation expense based on the fair value on the date of grant.

Prior to the Business Combination, we issued stock options to purchase shares of common stock (“Options”) to employees and non-employees under the Xos, Inc. 2018 Stock Plan (the “2018 Stock Plan”). We allow employees to exercise options prior to vesting. We consider the consideration received for the early exercise of an option to be a deposit and the related amount is recorded as a liability. The liability is relieved when the options vest. We have the right to repurchase any unvested (but issued) shares upon termination of service of an employee at the original exercise price. We stopped issuing options under the 2018 Stock Plan in the fourth quarter of 2020.

We estimate the fair value of options on the date of the grant using the Black-Scholes option pricing model. Each of the Black-Scholes inputs generally require significant judgement, including the assumptions discussed below.

•Fair value of Common Stock – equals the closing stock price on the day of award grant.

•Expected term – the expected term represents the period that our Options are expected to be outstanding and is determined based on the “simplified” method, as prescribed in SEC Staff Accounting Bulletin (SAB) No. 107. The expected term of non-employee options is equal to the contractual term.

•Risk-free rate – the risk-free interest rate is based on the interest rate payable on the U.S. Treasury securities with an equivalent expected term of the options.

•Expected volatility – we determine the price volatility factor based on the historical volatilities of several publicly listed peer companies as we do not have trading history for its Common Stock.

•Expected dividend yield – the expected dividend yield assumption is based on our current expectations about its anticipated dividend policy.

After the Business Combination, we ceased issuing equity under the 2018 Stock Plan and instead issued restricted stock units (“RSUs”) to employees and non-employees under the Xos, Inc. 2021 Stock Plan (the “2021 Stock Plan”). We initially valued RSUs based on the grant date closing price of our common stock. For awards with periodic vesting, we recognize the related expense on a straight-line basis over the requisite service period for the entire award, subject to periodic adjustments to ensure that the cumulative amount of expense recognized through the end of any reporting period is at least equal to the portion of the grant date value of the award that has vested through that date. We account for forfeitures prospectively as they occur.
If there are any modifications or cancellations of the underlying unvested share-based awards, we may be required to accelerate, increase or cancel any remaining unrecognized or previously recorded stock-based compensation expense.
See Note 11 – Stock-Based Compensation for additional information.

Public and Private Placement Warrants

The warrants issued in connection with NextGen’s initial public offering and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815.

The Private Placement Warrants are identical to the Public Warrants underlying the units sold in the initial public offering, except that the Private Placement Warrants and the Common Stock issuable upon exercise of the Private Placement Warrants were not transferable, assignable or salable until September 19, 2021, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by us and exercisable by such holders on the same basis as the Public Warrants.

We determine the fair value of our Public Warrants based on the publicly listed trading price of such Warrants as of the valuation date. Accordingly, the Public Warrants are classified as Level 1 financial instruments. Additionally, since the Private Placement Warrants are substantially the same as the Public Warrants, we determined the fair value of our Private Placement Warrants based on the Public Warrant trading price. Accordingly, the Public Warrants are classified as Level 2 financial instruments.

See Note 10 — Derivative Instruments for additional information.
Contingent Earn-out Shares Liability

Earn-out shares represent a freestanding financial instrument classified as liabilities on the accompanying consolidated balance sheet as we determine that these financial instruments are not indexed to our own equity in accordance with ASC 815, Derivatives and Hedging. Earn-out shares liability were initially recorded as fair value in the Business Combination and are adjusted to fair value at each reporting date with changes in fair value recorded in change in fair value of earn-out shares liability in the consolidated statements of operations and comprehensive income (loss).

The earn-out triggers included a change of control provision within five years of the Closing, and achieving certain volume weighted average share prices (“VWAPs”) within five years of the Closing. These conditions result in the instrument failing indexation guidance and are properly reflected as a liability as of December 31, 2021.

See Note 6 — Recapitalization and Contingent Earn-out Shares Liability for additional information.

Recent Accounting Pronouncements

See Note 2 — Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements and our consolidated financial statements included in this filing for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and our results of operations.

Internal Control Over Financial Reporting

For purposes of this Report, we are not required to comply with the rules of the SEC implementing Section 404 of the Sarbanes-Oxley Act, based on our business combination date and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We are excluding management’s report on internal controls over financial reporting pursuant to Section 215.02 of the SEC’s Compliance and Disclosure Interpretations. We are required to disclose changes made in our internal controls and procedures on a quarterly basis, we are not required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the year following our first annual report required to be filed with the SEC post-manager. We have begun the process of establishing a system of internal control to support management’s evaluation of internal control subsequent to the completed Business Combination on August 20, 2021.

Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. As part of our process to establish an effective system of internal controls, management has identified areas of improvement in our preliminary system of internal control over financial reporting that we are working diligently to address.

If we cannot conclude that we have effective internal control over our financial reporting, investors could lose confidence in the reliability of our financial statements, which could lead to a decline in our stock price. Failure to comply with reporting requirements could also subject us to sanctions and/or investigations by the SEC, the NASDAQ or other regulatory authorities. If we fail to remedy any deficiencies or maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties or stockholder litigation. In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our operating results or financial condition.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market and other risks, including the effects of changes in interest rates, inflation, and foreign currency exchange rates, as well as risks to the availability of funding sources, hazard events, and specific asset risks.

Interest Rate Risk

The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. We maintain a portfolio of investments in a variety of fixed and variable debt rate securities, including, U.S. treasuries, corporate debt, asset-backed securities, non-U.S. government and supranational bonds and certificate of deposit. As of December 31, 2021, the fair value of investments in marketable debt securities, available-for-sale was $149.5 million. The primary objective of our investment activity is to maintain the safety of principal, and to provide for future liquidity requirements while maximizing yields without significantly increasing risk. While some investments may be securities of companies in foreign countries, all investments are denominated and payable in U.S. Dollars. We do not enter into investments for trading or speculative purposes. While our intent is not to sell these investment securities prior to their stated maturities, we may choose to sell any of the securities for strategic reasons including, but not limited to, anticipated capital requirements, anticipation of credit deterioration, duration management and because a security no longer meets the criteria of our investment policy. We do not use derivatives or similar instruments to manage our interest rate risk. We seek to invest in high quality investments. The weighted average rating (exclusive of cash and cash equivalents) was AA- as of December 31, 2021. Maturities are maintained consistent with our short-, medium- and long-term liquidity objectives.

The following table sets forth the impact on the fair value of our investments as of December 31, 2021 from changes in interest rates based on the weighted average duration of the debt securities in our portfolio (dollars in thousands):

Approximate Change in Fair Value of Investments
Change in Interest Rate	Increase (Decrease)
2% Decrease	$2,190
1% Decrease	$1,095
1% Increase	$(701)
2% Increase	$(711)

Foreign Currency Risk

There was no material foreign currency risk for the years ended December 31, 2021 and 2020.

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

Item 8.    Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Xos, Inc. and Subsidiaries:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Xos, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income (loss), Legacy Xos preferred stock and stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related consolidated notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

Irvine, California
March 30, 2022

PCAOB ID Number 100

Xos, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except for par value)

	December 31,
	2021	2020
Assets
Cash and cash equivalents	$16,142	$10,359
Restricted cash	3,034	—
Accounts receivable, net	3,353	408
Marketable debt securities, available-for-sale — short-term	94,696	—
Inventories, net	30,883	1,867
Prepaid expenses and other current assets	17,850	56
Total current assets	165,958	12,690
Property and equipment, net	7,426	1,084
Marketable debt securities, available-for-sale — long-term	54,816	—
Other assets	506	—
Total assets	$228,706	$13,774

Liabilities, Legacy Xos preferred stock, and stockholders' equity (deficit)
Accounts payable	$10,122	$1,168
Current portion of equipment loans payable	482	142
Current portion of convertible notes payable	—	18,360
Current portion of derivative liability	—	6,394
Current portion of SAFEs note payable	—	30
Legacy Xos preferred stock warrant liability	—	1,707
Other current liabilities	5,379	5,142
Total current liabilities	15,983	32,943
Equipment loans payable, net of current portion	1,594	166
Earn-out interest liability	29,240	—
Common stock warrant liability	7,496	—
Total liabilities	54,313	33,109
Commitments and contingencies
Legacy Xos preferred stock – $0.0001 par value
Series A – 27,041 shares authorized; 0 and 2,762 shares issued and outstanding at December 31, 2021 and 2020, respectively	—	7,862
Stockholders’ equity (deficit)
Common Stock $0.0001 par value, authorized 1,000,000 shares, 163,137 and 72,277 shares issued and outstanding at December 31, 2021 and 2020, respectively	16	7
Preferred Stock $0.0001 par value, authorized 10,000 shares, 0 shares issued and outstanding at December 31, 2021 and 2020, respectively	—	—
Additional paid in capital	178,851	290
Accumulated deficit	(4,093)	(27,494)
Accumulated other comprehensive loss	(381)	—
Total stockholders’ equity (deficit)	174,393	(27,197)
Total liabilities, Legacy Xos preferred stock and stockholders’ equity (deficit)	$228,706	$13,774
The accompanying notes are an integral part of these consolidated financial statements

Xos, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)

	Years Ended December 31,
	2021	2020
Revenues	$5,048	$2,641
Cost of goods sold	7,410	2,341
Gross margin	(2,362)	300

Operating expenses
General and administrative	27,197	3,609
Research and development	20,077	7,015
Sales and marketing	3,519	1,548
Total operating expenses	50,793	12,172
Loss from operations	(53,155)	(11,872)

Other income (expense), net	38	(3,285)
Change in fair value of derivative instruments	18,498	(1,510)
Change in fair value of earn-out interests liability	72,505	—
Write off of subscription receivable	(379)	—
Realized loss on debt extinguishment	(14,104)	—
Income (loss) before provision for income taxes	23,403	(16,667)
Provision for income taxes	2	—
Net income (loss)	$23,401	$(16,667)

Other comprehensive income (loss)
Marketable debt securities, available-for-sale
Change in net unrealized losses, net of tax of $0, for the year ended December 31, 2021	(381)	—
Total comprehensive income (loss)	$23,020	$(16,667)

Net income (loss) per share
Basic	$0.22	$(0.23)
Diluted	$0.22	$(0.23)
Weighted average shares outstanding
Basic	105,568	72,027
Diluted	107,786	72,027

The accompanying notes are an integral part of these consolidated financial statements

Xos, Inc. and Subsidiaries
Consolidated Statements of Legacy Xos Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)

	Legacy Xos Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accum. Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Par Value
Balance at December 31, 2019	—	$—	36,822	$4	$289	$(10,827)	$—	$(10,534)
Recapitalization			35,218	3	(3)	—	—	—
Balance at December 31, 2019 (as adjusted)	—	—	72,040	7	286	(10,827)	—	(10,534)
Issuance of preferred shares	2,762	9,570	—	—	(15)	—	—	(15)
Issuance of warrants	—	(1,708)	—	—	—	—	—	—
Stock options exercised	—	—	437	—	7	—	—	7
Stock repurchased	—	—	(200)	—	(3)	—	—	(3)
Stock based compensation expense	—	—	—	—	15	—	—	15
Net loss	—	—	—	—	—	(16,667)	—	(16,667)
Balance at December 31, 2020	2,762	7,862	72,277	7	290	(27,494)	—	(27,197)
Payment of subscription receivable	—	2,430	—	—	379	—	—	379
Issuance of Legacy Xos Preferred Stock, incl. note conversion	49,518	66,701	—	—	—	—	—	—
Stock options exercised	—	—	571	—	11	—	—	11
Issuance of common stock for vesting of restricted stock units	—	—	286	—	—	—	—	—
Stock repurchased and retired	—	—	(94)	—	(1)	—	—	(1)
Stock based compensation expense	—	—	—	—	1,658	—	—	1,658
Shares withheld related to net share settlement of stock-based awards	—	—	(102)	—	(335)	—	—	(335)
Legacy Xos Preferred Stock warrant exercise	625	2,715	—	—	—	—	—	—
Conversion of Legacy Xos Preferred Stock into Common Stock	(52,905)	(79,708)	52,905	5	79,767	—	—	79,772
Issuance of Common Stock upon merger, net of transaction costs, $55,424	—	—	17,694	2	20,719	—	—	20,721
Issuance of PIPE Common Stock	—	—	19,600	2	195,998	—	—	196,000
Recognition of Public Warrants and Private Placement Warrants	—	—	—	—	(17,891)	—	—	(17,891)
Recognition of contingent Earn-out Shares liability	—	—	—	—	(101,744)		—	(101,744)
Net and comprehensive income (loss)	—	—	—	—	—	23,401	(381)	23,020
Balance at December 31, 2021	—	$—	163,137	$16	$178,851	$(4,093)	$(381)	$174,393

The accompanying notes are an integral part of these consolidated financial statements

Xos, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2021	2020
Operating Activities:
Net income (loss)	$23,401	$(16,667)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	736	296
Inventory reserve	1,004	—
Non-cash interest expense	—	1,712
Write off of subscription receivable	379	—
Realized loss on debt extinguishment	14,104	—
Change in fair value of derivative instruments	(18,498)	1,510
Change in fair value of earn-out interests liability	(72,505)	—
Net realized (gains) losses on marketable debt securities, available-for-sale	(1)	—
Stock-based compensation expense	1,658	12
Other non-cash items	364	(16)
Changes in operating assets and liabilities:
Accounts receivable	(2,973)	(229)
Inventories	(29,969)	(297)
Prepaid expenses and other current assets	(17,794)	(41)
Other assets	(506)	—
Accounts payable	9,009	(310)
Other current liabilities	2,696	1,692
Net cash used in operating activities	(88,895)	(12,338)

Investing Activities:
Purchase of property and equipment	(4,915)	(407)
Purchases of marketable debt securities, available-for-sale	(152,651)	—
Proceeds from sales and maturities of marketable debt securities, available-for-sale	2,423	—
Net cash used in investing activities	(155,143)	(407)

Financing Activities:
Proceeds from reverse merger, net	20,721	—
Proceeds from PIPE investment	196,000	—
Proceeds from issuance of shares of Legacy Xos Preferred Stock	31,757	9,570
Proceeds from subscription receivable – preferred	2,430	—
Convertible notes payable - gross borrowings	—	13,440
Proceeds from exercise of Legacy Xos Preferred Stock warrant	2,715	—
Equipment loans payable - gross borrowings	—	190
Equipment loans payable - gross payments	(444)	(152)
Proceeds from stock option exercises	11	10
Taxes paid related to net share settlement of stock-based awards	(335)	—
SAFEs - gross borrowings	—	30
Shares repurchased and retired	—	(3)
Net cash provided by financing activities	252,855	23,085

Net increase in cash, cash equivalents and restricted cash	8,817	10,340
Cash, cash equivalents and restricted cash, beginning of year	10,359	19
Cash, cash equivalents and restricted cash, end of year	$19,176	$10,359

Reconciliation of Cash, Cash Equivalents and Restricted Cash to Consolidated Balance Sheets:
Cash and cash equivalents	$16,142	$10,359
Restricted cash	$3,034	$—
Total cash, cash equivalents and restricted cash	$19,176	$10,359

Supplemental disclosure of non-cash financing activities
Conversion of notes payable to Legacy Xos Preferred Stock:
Conversion of interest payable on convertible notes	$2,453	$—
Fair value adjustment of related party debt at conversion	$3,763	$—
Issuance of Legacy Xos Preferred Stock	$34,918	$—
Conversion of notes payable into Legacy Xos Preferred Stock	$21,540	$—
Non-cash activities relating to the SPAC merger:
Conversion of Legacy Xos Preferred Stock into Common Stock	$79,708	$—
Assumption of Public Warrants and Private Placement Warrants	$17,891	$—
Recognition of Earn-out Shares liability	$101,744	$—
Transaction costs relating to the reverse merger offset against additional paid-in capital	$55,424	$—
Redeemable warrant issued for redeemable convertible preferred shares	$—	$1,707
Redeemable convertible preferred shares issued and stock options exercised for subscription receivable	$—	$2,446

The accompanying notes are an integral part of these consolidated financial statements

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1— Description of Business

Xos, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Xos”) is a mobility solutions company manufacturing Class 5 to 8 battery-electric commercial vehicles and facilitating fleet operations both with fleet owners’ transition from traditional internal combustion engine vehicles to electric vehicles and their continued fleet operations, including assisting fleet owners with their transition from traditional internal combustion engine vehicles to electric vehicles through our subscription package that provides fleet owners with services for services such as vehicle maintenance and financing for a fixed monthly fee. Xos developed the X-Platform (its proprietary, purpose-built vehicle chassis platform) and the X-Pack (its proprietary battery system) specifically for the medium- and heavy-duty commercial vehicle segment with a focus on last-mile commercial fleet operations. Xos’ “Fleet-as-a-Service” package offers customers a comprehensive suite of commercial products and services to facilitate electric fleet operations and seamlessly transition their traditional combustion-engine fleets to battery-electric vehicles.

Business Combination

Xos, Inc. was initially incorporated on July 29, 2020 as a Cayman Islands exempted company under the name “NextGen Acquisition Corporation” (“NextGen”). On August 20, 2021, the transactions contemplated by the Agreement and Plan of Merger, as amended on May 14, 2021, by and among NextGen, Sky Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of NextGen (“Merger Sub”), and Xos, Inc., a Delaware corporation (now known as Xos Fleet, Inc., “Legacy Xos”), were consummated (the “Closing”), whereby Merger Sub merged with and into Legacy Xos, the separate corporate existence of Merger Sub ceased and Legacy Xos became the surviving corporation and a wholly owned subsidiary of NextGen (such transaction the “Merger” and, collectively with the Domestication, the “Business Combination”). As a result, Xos became the publicly traded entity listed on the Nasdaq Global Market.

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

Risks and Uncertainties

COVID-19 and actions taken to mitigate its spread have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the areas in which the Company operates. As the COVID-19 pandemic continues to evolve, the Company believes the extent of the impact to its business, operating results, cash flows, liquidity and financial condition will be primarily driven by the severity and duration of the COVID-19 pandemic, the pandemic’s impact on the United States and global economies and the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic. Those primary drivers are beyond the Company’s knowledge and control, and as a result, at this time the Company is unable to predict the cumulative impact, both in terms of severity and duration, that the COVID-19 pandemic will have on its business, operating results, cash flows and financial condition. However, the impact of the COVID-19 pandemic could be material if the current circumstances continue to exist for a prolonged period of time or worsen.

Additionally, recent geopolitical events, such as the recent military conflict between Russia and Ukraine, may increase the severity of supply chain disruptions and further hinder our ability to source inventory for our vehicles. The conflict continues to evolve and its ultimate impact on the Company is uncertain, but a prolonged conflict may have a material negative impact on the Company’s business, operating results, cash flows, liquidity and financial condition.

Although the Company has used the best current information available to it in its estimates, actual results could materially differ from the estimates and assumptions developed by management.

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Supply Chain Disruptions

Negative global economic conditions, which the COVID-19 pandemic has contributed to, has impacted the Company’s ability to source certain critical inventory items. The series of restrictions imposed and the speed and nature of the recovery in response to the pandemic have placed burdens on the Company’s supply chain management, such as the semiconductor chip and battery cell shortage and supply limitations on vehicle bodies and aluminum.

Despite supply chain disruptions, the Company has continued to source inventory for its vehicles and its purchasing team has been working with vendors to find alternative solutions to areas where there are supply chain constraints, and where appropriate and critical, has placed orders in advance of projected need to ensure inventory is able to be delivered in time for production plans.

Note 2— Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements

The following is a summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements:

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenues and expenses during the reporting periods. The areas with significant estimates and judgments include, among others, contingent Earn-Out shares liability, stock-based compensation, the fair value of the Company’s Common Stock and Preferred Stock, valuation of the convertible notes and the related embedded derivative, SAFE (as defined below), Warrants and warrant liability on Legacy Xos Preferred Stock. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to the Company’s financial statements.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation in the consolidated financial statements and the accompanying notes, including classification of operating expenses in the consolidated statements of operations and comprehensive income (loss) and other liabilities table in the selected balance sheet data note. The Company reclassified a portion of its payroll related expenses in general and administrative to sales and marketing and research and development. Additionally, the Company reclassified depreciation expense to general and administrative expense. These reclassifications have no effect on previously reported consolidated financial statements.

Revenue Recognition

The Company generates revenue from the sale of its commercial electric vehicles, powertrains and battery packs, the licensing of its software systems, and warranty contracts. ASC 606, Revenue from Contracts with Customers, requires the Company to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company determines revenue recognition by applying the following steps:

1. Identifying the contract with a customer;
2. Identifying the performance obligations in the contract;
3. Determining the transaction price;
4. Allocating the transaction price to the performance obligations; and
5. Recognizing revenue as the performance obligations are satisfied.

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company recognizes revenue primarily consisting of product sales, inclusive of shipping and handling charges, net of estimates for customer allowances. Revenue contracts are identified when an enforceable agreement has been made with a customer. Performance obligations are identified in the contract for each distinct products provided within the contract. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the contract. Any deposits from customers represent contract liabilities. The Company recognizes revenue by transferring the promised products to the customer, with the revenue recognized at the point in time the customer takes control of the products as agreed in the contracts. The Company recognizes revenue for shipping and handling charges at the time the products are delivered to or picked up by the customer. The majority of its contracts have a single performance obligation, which is met at the point in time that the product is delivered, and title passes to the customer, and are short term in nature.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase as cash equivalents for which cost approximates fair value. Portions of the balance of cash and cash equivalents were held in financial institutions, various money market funds and short-term commercial paper. Money market funds have floating net asset values and may be subject to gating or liquidity fees. The likelihood of realizing material losses from cash and cash equivalents, including the excess of cash balances over federally insured limits, is remote.

Restricted Cash

Restricted cash includes those cash accounts for which the use of funds is restricted by any contract or bank covenant, including letters of credit.
Accounts Receivable, Net

The Company records unsecured and non-interest bearing accounts receivable at the gross invoice amount, net of any allowance for doubtful accounts. The Company maintains its allowance for doubtful accounts at a level considered adequate to provide for potential account losses on the balance based on management’s evaluation of past losses, current customer conditions, and the anticipated impact of current economic conditions. As of December 31, 2021 and December 31, 2020, we did not have allowance for doubtful accounts.

Investments in Marketable Debt Securities, Available-for-Sale

The Company maintains a portfolio of investments in a variety of fixed and variable rate debt securities, including U.S. treasuries, corporate debt, asset-backed securities and other, non-U.S. government and supranational bonds and certificate of deposit. The Company considers its investments in marketable debt securities to be available-for-sale, and accordingly, are recorded at their fair values. The Company determines the appropriate classification of investments in marketable debt securities at the time of purchase. Interest along with amortization of purchase premiums and accretion of discounts from the purchase date through the estimated maturity date, including consideration of variable maturities and contractual call provisions, are included in other income (expenses), net in the consolidated statements of net and comprehensive income. The Company typically invests in highly-rated debt securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires substantially all investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. See “Note 7 – Investments in Marketable Debt Securities, Available-for-Sale” for additional information.

The Company reviews quarterly its investment portfolio of all securities in an unrealized loss position to determine if an impairment charge exists. As of December 31, 2021, we did not recognize any impairment on marketable debt securities - available-for-sale.

Inventories, Net

The Company’s inventory, which includes raw materials, work in-process, and finished goods, is carried at the lower of cost or net realizable value. Inventory is valued using average costing, as that method accurately reflects the frequency of the Company’s inventory purchases. In the case of manufactured inventories and work in progress, cost includes an appropriate share of production overheads based on operating capacity during the COVID-19 pandemic.

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
At the end of each reporting period, the Company evaluates whether its inventories are damaged, obsolete, or have material changes in price or other causes, and if so, a loss is recognized in the period in which it occurs. Inventory write-downs are also based on reviews for obsolescence determined primarily by future demand forecasts. If the Company’s inventory on-hand is in excess of future demand forecast, the excess amounts are written-off. The Company reserves for any excess or obsolete inventories when it is believed that the net realizable value of inventories is less than the carrying value.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets primarily consists of equipment deposits, prepaid insurance, prepaid inventory, prepaid license & subscriptions, and assets held-for-sale. The Company made contractual advance payments to suppliers during 2021 for inventory to secure the raw materials needed for production and research and development purposes. Amortization expense is calculated using the straight-line method over the stated term of the prepaid assets and properly classified into the corresponding expense account.

Assets held-for-sale are being measured at the lower of their carrying value and fair value less costs to sell. Any impairment incurred will be expensed in the period incurred. The valuation of these assets will be measured on a quarterly basis.

Income Taxes
The Company applies the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

In assessing the realizability of deferred income tax assets, ASC 740 requires a more likely than not standard be met. If the Company determines that it is more likely than not that deferred income tax assets will not be realized, a valuation allowance must be established. The Company records a valuation allowance, when necessary, to reduce deferred tax assets to the amount expected to be realized. Estimates of the realizability of deferred tax assets, as well as its assessment of whether an established valuation allowance should be reversed, are based on projected future taxable income, the expected timing of the reversal of deferred tax liabilities, and tax planning strategies. When evaluating whether projected future taxable income will support the realization of deferred tax assets, the Company considers both its historical financial performance and general economic conditions. In addition, the Company considers the time frame over which it would take to utilize the deferred tax assets prior to their expiration.

The Company utilizes a two-step approach to recognizing and measuring uncertain income tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained upon examination by the Internal Revenue Service (“IRS”) or other taxing authorities, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and may not accurately forecast actual outcomes.

Property, Plant and Equipment, net

Property, plant, and equipment and leasehold improvements are stated at cost, less accumulated depreciation. Depreciation expense is calculated using the straight-line method over the estimated useful lives of the asset, while leasehold improvements are amortized over the shorter period of the estimated life of the lease term. Depreciation expense is included in cost of goods sold, general and administrative expense and research and development expense on our consolidated statements of operations and comprehensive income (loss).

Construction in progress is comprised primarily of production equipment, tooling, and leasehold improvements related to the manufacturing of the Company’s products, including all costs of obtaining the asset and bringing it to the facilities in the condition necessary for its intended use. There is no depreciation provided for assets in construction in progress. Once completed, the assets are transferred to their respective asset classes, and depreciation begins when an asset is ready for its intended use.

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The estimated useful lives to calculate depreciation and amortization of property, plant, and equipment and leasehold improvements consisted of the following:

Asset Category	Years
Equipment	5 years
Vehicles	5 years
Leasehold improvements	Shorter of the lease term or 15 years
Furniture and fixtures	5 years
Computers software and related equipment	3 to 5 years

The Company capitalizes additions, renewals, and improvements greater than $5,000, while repairs and maintenance are expensed as incurred. When property and equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss on the disposition is recorded in the consolidated statements of operations and comprehensive income (loss) as a component of other income (expenses), net.

The Company evaluates its fixed assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company measures recoverability by comparing the carrying amount to the future undiscounted cash flows that the asset or asset group is expected to generate. If the asset or asset group is not recoverable, its carrying amount would be adjusted down to its fair value. No impairment losses of property, plant and equipment were recognized for the years ended December 31, 2021 and 2020.

Warranty Liability

In the current period and going forward, the Company provides customers with a product warranty that assures that the products meet standard specifications and are free for periods typically between 2 to 5 years. We accrue a warranty reserve for the products sold by us, which includes our best estimate of the projected costs to repair or replace items under warranties and recalls if identified. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain given our relatively short history of sales, and changes to our historical or projected warranty experience may cause material changes to the warranty reserve in the future. Claims incurred under the Company’s standard product warranty programs are recorded based on open claims. No claims were incurred for the year ended December 31, 2021. The Company recorded warranty liability within other current liabilities in the consolidated balance sheets for the year ended December 31, 2021. The Company did not record warranty liability for the year ended December 31, 2020 because the product warranty was only provided on 2021 sales.

The reconciliation of the change in the Company’s product liability balances for the years ended December 31, 2021 and 2020 consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Warranty liability, beginning of period	$—	$—
Reduction in liability (payments)	$—	$—
Increase in liability (new warranties)	$177	$—
Warranty liability, end of period	$177	$—

Public and Private Placement Warrants

The warrants to purchase shares of Common Stock at an exercise price of $11.50 per share originally issued in connection with NextGen’s initial public offering (the “Public Warrants”) and the warrants to purchase Common Stock originally issued in a private placement in connection with the initial public offering of NextGen (the “Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815.

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Common Stock issuable upon exercise of the Private Placement Warrants were not transferable, assignable or salable until September 19, 2021, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company determined the fair value of its Public Warrants based on the publicly listed trading price of such Warrants as of the valuation date. Accordingly, the Public Warrants are classified as Level 1 financial instruments. Additionally, since the Private Placement Warrants are substantially the same as the Public Warrants, the Company determined the fair value of its Private Placement Warrants based on the Public Warrant trading price. Accordingly, the Public Warrants are classified as Level 2 financial instruments.

Contingent Earn-out Interests Liability

Earn-out Shares represent a freestanding financial instrument classified as liabilities on the accompanying consolidated balance sheets as the Company determined that these financial instruments are not indexed to the Company’s own equity in accordance with ASC 815, Derivatives and Hedging. Earn-out Shares liability were initially recorded as fair value in the Business Combination and are adjusted to fair value at each reporting date with changes in fair value recorded in change in fair value of Earn-Out Shares liability in the consolidated statements of operations and comprehensive income (loss).

The earn-out triggers included a change of control provision within five years of the Closing, and achieving certain volume weighted average share prices (“VWAPs”) within five years of the Closing. These conditions result in the instrument failing indexation guidance and are properly reflected as a liability as of December 31, 2021.

Convertible Notes

In prior years, the Company issued convertible notes, which were convertible upon the Company obtaining additional equity financing, or in some cases, a change in control. At such time, the note holder will receive a calculated number of shares based on the additional equity financing. Certain notes provide a conversion discount to the share price at the time of the additional equity financing. The Company carries the convertible note liability at the outstanding principal balance, net of debt discounts, which approximates fair value.

The convertible notes were principally a debt financial instrument host containing embedded features and /or options which would otherwise be required to be bifurcated from the debt hosts and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements under ASC 815. To the extent it is meaningful, the other income (expense) of the convertible note fair value adjustment is presented in a single line in the consolidated statements of operations and comprehensive income (loss).

All convertible notes were converted during the fourth quarter of 2020 and first quarter of 2021 as part of the Series A financing.

SAFE

On October 30, 2020, the Company issued Simple Agreement for Future Equity agreement totaling $30,000 to Elemental Excelerator (the “SAFE”) in the amount of $30,000.

Conversion or cash-out events: In the event of an equity financing in which the Company issues and sells Preferred Stock for the purpose of raising capital, the SAFE will convert into a series of Preferred Stock of the Company. The SAFE will convert into the number of shares of Preferred Stock equal to $30,000 divided by 80% of the per share price of the equity financing event. SAFE holder will either receive cash for their note, or shares of the Company’s Common Stock if a liquidity event were to occur before the expiration or termination of the SAFE. In the event of a dissolution, the SAFE holder will receive the purchase amount, due and payable immediately prior to, or concurrent with, the consummation of the dissolution event. The SAFE will terminate or expire upon either the issuance of capital stock to the investor, or payment of the amount due to the investor.

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Preference upon dissolution: Should the Company dissolve or wind-up operations prior to a conversion or cash-out event, SAFE holder will be paid back their purchase amount prior to the distribution of assets to common stock investors and concurrent with payments for other Convertible Securities and/or Preferred Stock.

In February 2021, the SAFE was converted into shares of Class A Preferred Stock. The SAFE holder contributed an additional $620,000 in cash and the SAFE Note in exchange for 76,471 shares of Class A Preferred Stock.

Leases

The Company accounts for arrangements as a lease under ASC 840, Leases (“ASC 840”), if the arrangement conveys the right to control property, plant, or equipment for a period in exchange for consideration. The Company determines if an arrangement is a lease, or contains a lease, at inception, which is the date the underlying asset is made available for use by the lessor. The Company evaluates all leases for capital or operating classification at their inception. Equipment leases are classified as capital leases, the Company recognizes interest expense associated with the capital lease liability and depreciation expense associated with the capital lease asset. Current portion of the lease liability is based on lease payments due within twelve months of the balance sheet date, and the capital liabilities are increased by interest and reduced by payments each period. The Company’s remaining leases are classified as operating leases. Rent expense is recognized on a straight-line basis over the lease term. The difference between the rent due under the stated periods of the lease compared to that of the straight-line basis is recorded as deferred rent within other current liabilities and other long-term liabilities within the consolidated balance sheets.

The leases have remaining terms from 1 to 6 years.

Research and Development Costs

The Company’s research and development costs are related to developing new products and services and improving existing products and services. Research and development costs consist primarily of personnel-related expenses, consultants, engineering equipment and supplies, and design and testing expenses. Research and development expenses have been expensed as incurred and included in the consolidated statements of operations and comprehensive loss. The Company is investing in the continued development and improvement of its battery systems and technology as well as its chassis design.

Advertising

Advertising costs are expensed as incurred and are included within selling and marketing expenses in the consolidated statements of operations and comprehensive income (loss). Advertising expenses for the years ended December 31, 2021 and 2020 totaled approximately $378,000 and $18,000, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation, under which shared based payments that involve the issuance of Common Stock to employees and non-employees and meet the criteria for equity-classified awards are recognized in the financial statements as compensation expense based on the fair value on the date of grant.

Prior to the Business Combination, the Company issued stock options to purchase shares of common stock (“Options”) to employees and non-employees under the Xos, Inc. 2018 Stock Plan (the “2018 Stock Plan”). The Company allows employees to exercise options prior to vesting. The Company considers the consideration received for the early exercise of an option to be a deposit and the related amount is recorded as a liability. The liability is relieved when the options vest. The Company has the right to repurchase any unvested (but issued) shares upon termination of service of an employee at the original exercise price. The Company stopped issuing options under the 2018 Stock Plan in the fourth quarter of 2020.

The Company estimated the fair value of options on the date of the grant using the Black-Scholes option pricing model. Each of the Black-Scholes inputs generally require significant judgement, including the assumptions discussed below.

•Fair value of Common Stock – equals the closing stock price on the day of award grant.

•Expected term – the expected term represents the period that the Company’s Options are expected to be outstanding and is determined based on the “simplified” method, as prescribed in SEC Staff Accounting Bulletin (SAB) No. 107. The expected term of non-employee options is equal to the contractual term.

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

After the Business Combination, the Company issues restricted stock units (“RSUs”) to employees and non-employees under the Xos, Inc. 2021 Equity Incentive Plan (the “2021 Stock Plan”). The Company initially values RSUs based on the grant date closing price of the Company’s common stock. For awards with periodic vesting, the Company recognizes the related expense on a straight-line basis over the requisite service period for the entire award, subject to periodic adjustments to ensure that the cumulative amount of expense recognized through the end of any reporting period is at least equal to the portion of the grant date value of the award that has vested through that date. The Company accounts for forfeitures prospectively as they occur.

If there are any modifications or cancellations of the underlying unvested share-based awards, the Company may be required to accelerate, increase or cancel any remaining unrecognized or previously recorded stock-based compensation expense.

Net Income (Loss) per Share

Basic income (loss) is computed using the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted-average number of common shares and the dilutive effect of the number of ordinary shares that would have been outstanding if all potentially dilutive ordinary shares had been issued, using the treasury stock method, in accordance with ASC 260, Earnings Per Share.

The dilutive impacts of contingently issuable earn-out shares have been excluded from the diluted income (loss) per share calculation as the necessary conditions to be issued have not been satisfied. The dilutive impacts of common stock issuable upon the exercise of out-of-the-money Public and Private Placement Warrants have been excluded from the diluted income (loss) per share calculation.

Concentrations of Credit and Business Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of December 31, 2021 and 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such accounts.

During the year ended December 31, 2021, three customers accounted for 10%, 38%, and 46%, respectively of the Company’s revenues. During the year ended December 31, 2020, three customers accounted for 11%, 40%, and 49% of the Company’s revenues.

Defined Contribution Plan

We have a 401(k) savings plan that is intended to qualify as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) savings plan, participating employees are auto enrolled to 3% of their eligible compensation, subject to certain limitations. We did not make any contributions to the 401(k) savings plan during the years ended December 31, 2021 and 2020.

Recent Accounting Pronouncements Issued and Adopted:

ASC 718, Compensation — Stock Compensation: In June 2018, the FASB issued ASC 718, Compensation — Stock Compensation, as part of its simplification initiative to identify and refine areas where cost and complexity can be refined while providing more useful information to users of financial statements. The new guidance requires equity classified stock-based payment awards issued to nonemployees to be measured on the grant date, instead of being re-measured through the performance completion date under the previous guidance.

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

The Company will adopt the new standard effective January 1, 2022, and the Company’s consolidated balance sheets will be impacted by the recording of a lease liability and right of use asset (“ROU”) for its current operating leases. The Company will elect the basket of transition practical expedients which includes not needing to reassess: (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) direct costs for any existing leases. Adoption of the ASU 2016-02 will result in the recognition of ROU assets and lease liabilities for operating leases of approximately $5.2 million and $5.2 million, respectively, as of January 1, 2022. The Company will recognize ROU assets and finance lease liabilities for its existing equipment finance leases, based on the carrying value of the leased asset and capital lease obligation recognized under ASC 840. Upon adoption the Company, in determining ROU assets, also considered currently recorded amounts related to differences in straight line lease expense and cash lease payments and prepaid rent. Accordingly, the adoption of the new standard will have a material impact on the Company’s consolidated balance sheets but will not have a material impact on the Company’s consolidated statements of operations and comprehensive income (loss).

ASU 2016-13, Financial Instruments — Credit Losses (“ASU 2016-13”): In June 2016, the FASB issued ASU 2016-13, the Company will be required to use an expected-loss model for its marketable debt securities, available-for sale, which requires that credit losses be presented as an allowance rather than as an impairment write-down. Reversals of credit losses (in situations in which the estimate of credit losses declines) is permitted in the reporting period that the change occurs. Current U.S. GAAP prohibits reflecting reversals of credit losses in current period earnings. At December 31, 2021, the Company had $149.5 million in marketable debt securities, available for sale which would be subject to this new standard. As of December 31, 2021, these marketable debt securities, available for sale have an average credit rating of AA- and no impairment write-downs have been recorded. The Company is currently evaluating the impact of this new standard on its investment policy and investments and does not expect the standard to have a material impact on its financial statements at adoption or in subsequent periods. The Company expects to adopt the new standard effective January 1, 2023.

Note 3— Revenue Recognition

Disaggregated revenues by major source for the years ended December 31, 2021 and 2020 consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Product revenue
Powertrains	$2,152	$993
Stepvans & vehicle incentives	2,735	1,516
Total product revenue	4,887	2,509

Ancillary revenue	161	132
Total revenue	$5,048	$2,641

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 4— Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is computed using average cost. Inventory write-downs are based on reviews for obsolescence determined primarily by future demand forecasts.

Inventory amounted to $30.9 million and $1.9 million, respectively, for the years ended December 31, 2021 and 2020 and consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Raw materials	$20,382	$1,289
Work in process	10,659	578
Finished goods	901	—
Less: inventory reserve	(1,059)	—
Total inventory	$30,883	$1,867
Note 5 — Selected Balance Sheet Data

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets for the years ended December 31, 2021 and 2020 consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Prepaid inventories	$7,303	$8
Prepaid insurance	4,996	48
Deposits (primarily deposits relating to equipment purchases)	2,783	—
Assets held for sale	1,848	—
Prepaid licenses and subscriptions	801	—
Other	119	—
Total	$17,850	$56

Other Current Liabilities

Other current liabilities for the years ended December 31, 2021 and 2020 consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Accrued expenses(1)	$3,997	$1,837
Customer deposits	899	731
Warranty liability	177	—
Accrued interest	—	2,453
Other	306	121
Total	$5,379	$5,142
____________
(1) Primarily relates to personnel costs — wages, health benefits, vacation and other accruals.

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 6 — Recapitalization and Contingent Earn-out Shares Liability

Recapitalization

As discussed in Note 1, on August 20, 2021, Legacy Xos and NextGen consummated the Business Combination contemplated by the Merger Agreement. Xos has been determined to be the accounting acquirer based on evaluation of the following facts and circumstances:

•Legacy Xos stockholders had the largest voting interest in the post-combination company;

•The Company's board of directors is authorized to be up to nine members and had six members designated at the time of closing, and Legacy Xos had the ability to nominate the majority of the members of the Company’s board of directors as of the Closing;

•Legacy Xos management holds executive management roles (including Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and Chief Technology Officer, among others) for the post-combination company and is responsible for the day-to-day operations;

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

In connection with the Business Combination, each share of common stock, par value $0.0001 per share, issued by Legacy Xos prior to the Business Combination (“Legacy Xos Common Stock”) and preferred stock, par value $0.0001 per share, issued by Legacy Xos prior to the Business Combination (“Legacy Xos Preferred Stock”) issued and outstanding immediately prior to the Business Combination (with each share of Legacy Xos Preferred Stock being treated as if it were converted into Legacy Xos Common Stock immediately prior to the Business Combination) converted into the right to receive 1.956440 shares (the “Exchange Ratio”) of Common Stock.

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

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
•the recognition of contingent earn-out interests provision as liability with a fair value of $101.7 million on the day of the merger consummation; and,

•the assumption of the Public Warrants (12,499,964 units) and Private Placement Warrants (6,333,334 units) at fair value of $17.9 million on the day of merger consummation.

The net proceeds from the Business Combination, as reported in the consolidated statement of cash flows within the financing section for the year ended December 31, 2021, is as follows (in thousands):

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

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Pursuant to the guidance under ASC 815, Derivatives and Hedging, the right to Earn-out Shares was classified as a Level 3 fair value measurement liability, and the increase or decrease in the fair value during the reporting period is recognized in the consolidated statements of operations and comprehensive income (loss) accordingly. The fair value of the Earn-out Shares liability was estimated using the Monte Carlo simulation of the stock prices based on historical and implied market volatility of a peer group of public companies.

As of August 20, 2021, the initial fair value of the Earn-out Shares liability was recognized at $101.7 million with a corresponding reduction from the additional paid-in capital in stockholders’ (deficit) equity. As of December 31, 2021, the fair value of the Earn-out Shares liability was estimated to be $29.2 million. The Company recognized a gain on the fair value change in Earn-out Shares liability of $72.5 million in its consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2021.

In regards to the Earn-out RSUs, which is covered by ASU 718, Compensation — Stock Compensation, the allocated fair value to the Earn-out RSU component will be recognized as stock-based compensation expense over the vesting period commencing on the grant date of the award.

Note 7 — Investments in Marketable Debt Securities, Available-for-Sale

Amortized cost, gross unrealized gains/losses in accumulated other comprehensive loss and fair value of marketable debt securities, available-for-sale, by type of security for the year ended December 31, 2021 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Corporate debt security	$71,406	$—	$(57)	$71,349
U.S. treasuries	3,415	—	(7)	3,408
Asset-backed security and other	2,555	—	(4)	2,551
Non-U.S. government and supranational bonds	16,405	1	(19)	16,387
Certificate of deposit	1,001	—	—	1,001
	$94,782	$1	$(87)	$94,696
Long-term investments:
Corporate debt security	$42,703	$—	$(246)	$42,457
U.S. treasuries	2,201	—	(5)	2,196
Asset-backed security and other	5,438	—	(28)	5,410
Non-U.S. government and supranational bonds	3,769	—	(16)	3,753
Certificate of deposit	1,000	—	—	1,000
	$55,111	$—	$(295)	$54,816

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The Company’s investment in marketable debt securities, available-for-sale that have been in a continuous unrealized loss position by type of security for the year ended December 31, 2021 consisted of the following (in thousands):

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt security	$113,806	$(303)	$—	$—	$113,806	$(303)
US treasuries	5,604	(12)	—	—	5,604	(12)
Asset-backed security and other	7,961	(32)	—	—	7,961	(32)
Non-U.S. government and supranational bonds	20,140	(34)	—	—	20,140	(34)
Certificates of deposit	2,001	—	—	—	2,001	—
	$149,512	$(381)	$—	$—	$149,512	$(381)

Gross realized gains and gross realized losses from the sales of the Company’s marketable debt securities, available-for-sale for the year ended December 31, 2021 consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Gross realized gains	$—	$—
Gross realized losses	$(1)	$—

Amortized cost and fair value of marketable debt securities, available-for-sale by contractual maturity for the year ended December 31, 2021 consisted of the following (in thousands, except weighted average data):

	Amortized Cost	Fair Value
Due in one year or less	$95	$95
Due after one year through five years	55	55
	$150	$150
Weighted average contractual maturity		0.8 years
Actual maturities may differ from contractual maturities because certain issuers may have the right or obligation to prepay certain obligations with or without penalties.

Note 8 — Equity

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

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Preferred Stock: The Preferred Stock may be issued from time to time in one or more series. The Board of Directors of the Company (the “Board of Directors”) is hereby expressly authorized to provide for the issue of all or any number of the shares of the Preferred Stock in one or more series, and to fix the number of shares and to determine or alter for each such series, such voting powers, full or limited, or no voting powers, and such designation, preferences, and relative, participating, optional, or other rights and such qualifications, limitations, or restrictions thereof, as shall be stated and expressed in the resolution or resolutions adopted by the Board of Directors providing for the issuance of such shares and as may be permitted by the DGCL. The Board of Directors is also expressly authorized to increase (but not above the total number of authorized shares of the class) or decrease (but not below the number of shares of such series then outstanding) the number of shares of any series subsequent to the issuance of shares of that series. In case the number of shares of any series shall be decreased in accordance with the foregoing sentence, the shares constituting such decrease shall resume the status that they had prior to the adoption of the resolution originally fixing the number of shares of such series.

Legacy Xos’ Preferred Stock

During the fourth quarter of 2020, Legacy Xos executed a financing round and issued shares of preferred stock (the “2020 Series A Financing’’). The 2020 Series A Financing included the authorization of 25,794,475 shares of Legacy Xos Preferred Stock in classes A through A-10. The shares of Class A Legacy Xos Preferred Stock was allocated to investors who contributed new money to Legacy Xos, while the shares of Class A-1 through A-10 Legacy Xos Preferred Stock were issued in exchange to convertible note holders. As part of this raise, 1,411,764 shares of Class A Legacy Xos Preferred Stock and one warrant exercisable for 319,411 shares of Class A Legacy Xos Preferred Stock were issued for aggregate cash proceeds of $9.6 million and a subscription receivable for $2.4 million. During the quarter ended March 31, 2021, Legacy Xos issued an additional 3,739,846 shares of Class A Legacy Xos Preferred Stock raising $31.8 million in cash proceeds, and the conversion of the SAFE (refer to Note 8).

As part of this transaction, Legacy Xos converted $21.5 million of convertible notes and $2.5 million in accrued interest into 21,570,308 shares of Class A-1 through A-10 Legacy Xos Preferred Stock. These exchanges from convertible notes into shares of Legacy Xos Preferred Stock included transactions with both related and unrelated parties. The differences between the total carrying value of the converted notes held by third parties, and the fair value of the issued shares of Legacy Xos Preferred stock, was recorded as realized loss on debt extinguishment in the consolidated statements of operations and comprehensive income (loss).

The Company determined the fair value of the issued shares of Legacy Xos Preferred Stock in connection with the note conversion using market rates experienced in other non-related party transactions, through the issuance of shares of Legacy Xos Preferred Stock. As some of the converted third-party notes have voting rights and others do not, the fair value of non-voting shares were reduced by 3%.

Concurrent with the Business Combination, outstanding shares of Legacy Xos Preferred Stock were converted into shares of Common Stock in accordance with the Exchange Ratio.

Note 9 — Convertible Notes

Between 2016 through 2020, Legacy Xos issued approximately $21.5 million of convertible notes, with maturities ranging from ten years to less than one year at issuance. The convertible notes were to be automatically converted upon Legacy Xos obtaining additional equity financing, or in some cases, a change in control. Proceeds from the converted note issuances were primarily used to fund Legacy Xos’ operations during these periods. As of March 31, 2021, Legacy Xos converted all $21.5 million of convertible notes to Legacy Xos’ Preferred Stock, which was converted to Common Stock upon merger consummation.

The carrying value of the convertible notes, which approximates fair value, for the year ended December 31, 2020, consisted of the following (in thousands):

December 31, 2020
Convertible notes, current portion	$21,540
Debt discount recognized	(4,884)
Debt discount amortized	1,704
Net convertible notes, current portion	$18,360

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

The conversion at a discount to the subsequent qualified financing was evaluated as an embedded put feature requiring bifurcation as a separately recorded derivative liability instrument. The conversion based upon the stated valuation cap and fully diluted capitalization was evaluated as a conversion feature and did not require bifurcation as an embedded derivative. This conversion feature had zero intrinsic value on the commitment date. The bifurcated derivative feature of the Group 1 Converted Notes was recorded as a debt discount which is amortized to interest expense over the life of the respective converted note. The Company incurred debt discounts totaling $489,000 related to the conversion feature. The unamortized debt discounts at conversion, equaled $1.2 million at conversion and were eliminated upon conversion in accordance with ASC 470.

Group 2 Converted Notes
Group 2 Converted Notes consisted of notes with an aggregated issue amount of $14.1 million, with varying maturities ranging from March 2021 to August 2030, and of varying issuance dates that provide for four distinct resolutions: (a) payment of principal and accrued interest in cash at maturity, (b) conversion to a form of equity interest in Legacy Xos issued in a subsequent qualified financing at the lesser of (i) eighty percent (80%) to ninety percent (90%) of the per share price of the equity issued in the qualified financing or (ii) a valuation cap of $60,000,000 divided by the fully diluted capitalization, or (c) following certain corporate transactions, including a change in control a settlement in cash at an amount equal to the accrued interest plus three times the principal balance of the note or converted into Common Stock at a price per share equal to a valuation cap of $60,000,000 divided by the fully diluted capitalization, or (d) optionally converted into Common Stock at maturity at a per share price obtained by dividing $30,000,000 valuation cap by the fully diluted capitalization. Principal and accrued interest is payable on the maturity date. The conversion at a discount to the subsequent qualified financing, and the cash settlement following certain corporate transactions, were evaluated as embedded put features requiring bifurcation as a separately recorded derivative instruments. The conversion based upon the stated valuation cap and fully diluted capitalization was evaluated as a conversion feature and did not require bifurcation as an embedded derivative. This conversion feature had zero intrinsic value on the commitment date. The fair value of the bifurcated derivatives of the Group 2 Converted Notes was recorded as a debt discount which is amortized to interest expense over the life of the respective converted note. The Company incurred debt discounts totaling $5.2 million. The unamortized debt discounts at conversion, equaled $4.0 million and were eliminated upon conversion in accordance with ASC 470.

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

The conversion into 2% of the outstanding equity was evaluated as a conversion feature and did not require bifurcation as an embedded derivative. This conversion feature had zero intrinsic value on the commitment date, accordingly, no discount on the debt issuance was recorded and no discount had been amortized during the periods under presentation. However, during the fourth quarter of 2020, it became evident that all the converted notes were likely to be exercised and it was possible to determine an intrinsic value of the conversion feature. Accordingly, as of December 2020, the Company recognized a discount on the converted note of $645,000 and an offsetting derivative liability in the same amount. Due to the immediacy of conversion, the discount on the Group 3 Converted Note was not amortized.

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 10 — Derivative Instruments

Public and Private Placement Warrants

As of December 31, 2021, the Company had 18,480,973 Public Warrants and 352,325 Private Placement Warrants outstanding, with fair values of $7.4 million and $140,225, respectively.

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

•in whole and not in part;

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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

Warrant Liability on Legacy Xos Preferred Stock

In connection with the Series A Financing (see Note 8), the Company issued one warrant to a holder of Legacy Xos Preferred Stock (the “Legacy Xos Preferred Stock Warrant”), which permitted a purchase of up to 319,411 shares of Class A Legacy Xos Preferred Stock at an exercise price of $8.50. The Legacy Xos Preferred Stock Warrant was exercisable for 5 years from issuance date and expires on 2025 or earlier upon the consummation of a liquidation event or a SPAC transaction. The Company has classified this Level 3 derivative instrument as a liability, with fair value changes flowing through the consolidated statements of operations.

The Company recognized a warrant liability on the Legacy Xos Preferred Stock Warrant based on its current fair value of $1.7 million as of December 31, 2020.

Assumptions utilized for the valuation of the Legacy Xos Preferred Stock Warrant was determined based on the Black-Scholes option pricing model as of December 31, 2020 and consisted of the following:

Expected dividend yield	0%
Standard deviation of share price	0.80
Expected term	5 years
Risk-free interest rate	0.36%
Grant-date fair value (estimated)	$8.50

During the quarter ended September 30, 2021, the Legacy Xos Preferred Stock Warrant was exercised, resulting in a proceeds of $2.7 million.

Embedded Derivative Liability on Convertible Notes

The convertible notes were principally a debt financial instrument host containing embedded features and for options which would otherwise be required to be bifurcated from the debt hosts and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements under ASC 815. The Company determined that, with the 2020 Series A Financing (see Note 8), the likelihood of the notes converting had risen to a near certainty as of December 31, 2020. Accordingly, the related derivative liability for these notes were revalued assuming a probability of 100% for conversion according to the notes’ terms, causing the associated derivative liability to be valued at $6.4 million as of December 31, 2020.

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

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The carrying value of the embedded derivative on the convertible notes was recorded as a derivative liability on the consolidated balance sheet. As of December 31, 2020, the embedded derivative liability was presented in the current classification, reflecting the Company’s anticipation of a conversion exercise. As of December 31, 2021, there was no associated balance in the derivative liability due to conversion in conjunction with the Series A Financing during the 1st quarter of 2021. See Note 9 for further details.

Note 11 — Stock-Based Compensation

2018 Stock Plan

On November 27, 2018, Legacy Xos’ board of directors and stockholders adopted the 2018 Stock Plan. There are no shares available for issuance under the 2018 Stock Plan, however, the 2018 Stock Plan continues to govern the terms and conditions of the outstanding awards granted under the 2018 Stock Plan. ‘

Options

As of December 31, 2021 there were 1,838,759 Options outstanding under the 2018 Stock Plan. The amount and terms of option grants were determined by the board of directors of Legacy Xos. The options granted under the 2018 Stock Plan generally expire within 10 years from the date of grant and generally vest over four years, at the rate of 25% on the first anniversary of the date of grant and ratably on a monthly basis over the remaining 36-month period thereafter based on continued service.

Stock option activity for the year ended December 31, 2021 consisted of the following:

	Options	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Years	Intrinsic Value
December 31, 2020 — Options outstanding	2,671,738	$0.01	$0.02	9.24	$27,000
Granted	—	—	—
Exercised	561,413	0.02	0.02
Forfeited	271,566	0.03	0.04
December 31, 2021 — Options outstanding	1,838,759	$0.02	$0.02	8.22	$5,756,797
December 31, 2021 — Options vested and exercisable	482,868	$0.02	$0.02	7.99	$1,511,159

Aggregate intrinsic value represents the difference between the exercise price of the options and the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised during the years ended December 31, 2021 and 2020 were approximately $5.8 million and $4,000, respectively.

The Company estimates the fair value of options utilizing the Black-Scholes option pricing model, which is dependent upon several variables, including expected option term, expected volatility of the Company's share price over the expected term, expected risk-free rate and expected dividend yield rate. There were no option grants during the year ended December 31, 2021.

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Assumptions utilized by the Company to record compensation expense during the year ended December 31, 2020 consisted of the following:

December 31, 2020
Expected dividend yield	0%
Stock price volatility	55% – 80%
Expected term	6 to 7 years
Risk-free interest rate	0.60% – 3.06%
Grant-date fair value	$0.02 – $0.05

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

As of December 31, 2021, there were 16,421,919 shares of Common Stock available for issuance under the 2021 Equity Plan.

RSU activity for the year ended December 31, 2021 consisted of the following:

	RSU’s	Weighted Average Grant Date Fair Value	Weighted Average Fair Value
December 31, 2020 — RSU outstanding	—	—	$—
Granted	2,150,923	3.56	7,652,927
Vested	285,603	3.31	944,579
Forfeited	20,500	3.31	64,130
December 31, 2021 — RSU outstanding	1,844,820	3.60	$5,811,183

The Company recognized stock-based compensation expense in the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2021 and 2020 totaling approximately $1.7 million and $15,000, respectively, which consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Research and development	$361	$—
Sales and marketing	108	—
General and administrative	1,189	15
Total	$1,658	$15

The unamortized stock-based compensation was $6.4 million as of December 31, 2021, and weighted average remaining amortization period as of December 31, 2021 was 2.98 years.

The aggregate fair value of RSU’s that vested was $944,579 during the year ended December 31, 2021.

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 12 — SAFEs

On October 30, 2020, the Company entered into a SAFE agreement (Simple Agreement for Future Equity) totaling $30,000 issued to Elemental Excelerator (the “SAFE” ).

Conversion or cash-out events: In the event of an equity financing in which the Company issues and sells Preferred Stock for the purpose of raising capital and upon approval by the Company’s Board of Directors, the SAFEs will convert into a series of Preferred Stock of the company. The SAFE will convert into a number of shares of preferred stock equal to the quotient obtained by dividing (x) the principal amount of the SAFE by (y) the product of (A) $30 (which was the applicable price per share in the then-applicable financing round) and (B) 80%.

The SAFE holder will either receive cash or shares of the Company’s common stock for its SAFE if a liquidity event were to occur before the expiration or termination of the SAFE. In the event of a dissolution, the SAFE holder will receive the purchase amount, due and payable immediately prior to, or concurrent with, the consummation of the dissolution event. The SAFE will terminate or expire upon either the issuance of capital stock to the investor, or payment of the amount due to the investor.

Preference upon dissolution: Should the Company dissolve or wind-up operations prior to a conversion or cash-out event, the SAFE holder will be paid back their purchase amount prior to the distribution of assets to Common Stock investors and concurrent with payments for other Convertible Securities and/or Preferred Stock.

In February 2021 the SAFE, upon approval by the board of directors of Legacy X, converted into shares of Class A Preferred Stock shares. The SAFE holder contributed an additional $620,000 in cash and the $30,000 SAFE in exchange for 76,471 shares of Series A Preferred Stock.
Note 13 — Property and Equipment, Net

Property and equipment, net for the year ended December 31, 2021 and 2020 consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Equipment	$5,244	$957
Furniture & fixtures	141	11
Company vehicles	153	320
Leasehold improvements	626	29
Computers, software and related equipment	1,289	444
Construction in progress	1,444	—
Property and Equipment, gross	8,897	1,761
Accumulated depreciation	(1,471)	(677)
Property and Equipment, net	$7,426	$1,084

Depreciation expense during the years ended December 31, 2021 and 2020 totaled approximately $736,000 and $296,000, respectively.

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 14 — Commitments and Contingencies

Operating Leases

The Company leases office space, certain facilities and other equipment under operating lease agreements that expire at various dates. Future minimum payments under non-cancelable operating leases with initial terms of one year or more as of December 31, 2021 consisted of the following (in thousands):

2022	$1,167
2023	1,158
2024	1,192
2025	1,228
2026	1,265
Thereafter	106
Total Future minimum lease payments	$6,116

Rent expense totaled $765,000 and $234,000 during the years ended December 31, 2021 and 2020, respectively. Certain lease agreements contain escalation clauses, and accordingly, the Company straight-lines the rent expense over the lease term.

Equipment Finance Leases

The finance leases are reported in the current portion of equipment loans payable and equipment loans payable, net of current portion on our consolidated balance sheets. Future minimum payments under equipment finance leases with initial terms of generally one year or more as of December 31, 2021 consisted of the following (in thousands):

2022	$482
2023	442
2024	386
2025	401
2026	339
Thereafter	27
Total Future minimum lease payments	$2,077

Legal Contingencies

Legal claims may arise from time to time in the normal course of business, the results of which may have a material effect on the Company’s accompanying consolidated financial statements. As of December 31, 2021, the Company was not a party to any legal proceedings, that individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

Note 15 — Related Party Transactions

The Company leases property in North Hollywood, California from the Valley Industrial Properties which is owned by the Sunseeker Trust. The Sunseeker Trust is an irrevocable trust with the beneficiary being the mother of the CEO, Dakota Semler. Rent expense incurred in the amount of $141,000 for the years ended December 31, 2021 and 2020, respectively.

The Company has contract manufacturing agreements with Metalsa S.A. de C.V. and Fitzgerald Manufacturing Partners. We utilize Metalsa, a Mexico-based automotive supplier, to provide parts and manufacturing services. Metalsa has an investment in the Company in the form of a convertible note payable which was converted as part of the Series A Financing (see Note 9 above). Similarly, we utilize Fitzgerald Manufacturing Partners to provide parts and manufacturing services; the owner is a stockholder of the Company.

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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

The Company purchased two used vehicles, for $15,000 and $6,500,from an entity owned by the CEO during the years ended December 31, 2021, and 2020, respectively. The Company utilizes these vehicles to assist in servicing customer vehicles. The costs of these vehicles are considered not material.

The Company converted 34 notes payable with outstanding carrying value of $18.9 million from related parties into 19,664,000 preferred shares as described above in Note 8 - Equity. These related parties consisted of the CEO, COO, board members, board advisors, and various trusts whose beneficiaries are relatives of the CEO.

The Company utilized employees from an entity owned by the CEO in conducting repairs and maintenance at their new headquarters. Amounts charged for these services were at the employees’ current salary rates including benefits and totaled $57,000 and $35,000 through December 31, 2021 and 2020, respectively.

Note 16 — Income Taxes

Income (loss) before provision for income taxes for the years ended December 31, 2021 and 2020 consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
U.S.	$23,403	$(16,667)
Foreign	—	—
Income (loss) before provision for income taxes	$23,403	$(16,667)

The income tax (benefit)/expense for the years ended December 31, 2021 and 2020 consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Current:
Federal	$—	$—
State	2	—
Foreign	—	—
Total current income tax (benefit) expense	$2	$—
Deferred:
Federal	$—	$—
State	—	—
Foreign	—	—
Total deferred income tax expense (benefit)	—	—
Income tax expense (benefit)	$2	$—

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The reconciliation between the provision for income tax expense and the amount of income tax computed by applying the U.S. federal statutory rate to income before provision for income taxes as shown in the accompanying consolidated statements of operations and other comprehensive loss for the years ended December 31, 2021 and 2020 consisted of the following:

	December 31, 2021	December 31, 2020
Tax provision at U.S. federal statutory rate	21.00%	—%
Nondeductible expenses	0.11	—
Fair value adjustments on earnout interests liability	(65.06)	—
Fair value adjustments on derivative liability	(16.60)	—
Fair value adjustments on convertible notes	12.66	—
Transaction costs	(21.91)	—
R&D credit	(3.18)	—
State taxes, net of federal benefit	(20.33)	—
Change in valuation allowance adjustment	92.00	—
Other	1.32	—
Effective tax rate	0.01%	—%

The Company's components of deferred tax assets and liabilities for the years ended December 31, 2021 and 2020 consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Deferred tax assets:
Net operating loss carryover	$18,649	$—
General business and other tax credits	1,180	—
Intangible assets	2,376	—
Other non-current deferred tax assets	603	—
Subtotal	22,808	—
Valuation allowance	(21,530)	—
Total	$1,278	$—

Deferred tax liabilities:
Fixed assets	$(1,278)	$—
Total	$(1,278)	$—

Net deferred tax asset	$—	$—

The Company had net operating loss carryforwards for tax purposes of $130.9 million as of December 31, 2021. This is comprised of approximately $71.1 million of federal net operating loss carryovers and approximately $59.8 million of state net operating loss carryovers. The federal net operating loss has an indefinite carryforward period, and the state net operating loss carryovers may expire between 2036 and 2041.

As of December 31, 2021, federal research and development credit carryforwards of $0.7 million which will begin to expire in 2041 and California research and development credit carryforwards of $0.5 million, which do not expire.

As of December 31, 2021, the Company recorded a full valuation allowance of $21.5 million against the net deferred tax asset balance as realization is uncertain due to a history of net operating losses. Upon reversal of the valuation allowance, approximately $2.4 million is expected to benefit additional paid in capital and remaining balance of the valuation allowance will benefit income tax expense.

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. The Company is not currently under audit by the Internal Revenue Service or other similar tax authorities and generally is no longer subject to examination for tax years prior to 2017.

The Company had no unrecognized tax benefits for the years ended December 31, 2021 and 2020. Interest and penalties related to unrecognized tax benefits are recognized in operating expenses. No such interest and penalties were recognized during the years ended December 31, 2021 and 2020. The Company does not expect the amount of unrecognized tax benefits will materially change in the next twelve months.

Note 17 — Fair Value Measurements

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

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments in marketable debt securities, available-for-sale, accounts payable, other current liabilities, Warrants, the Legacy Xos Preferred Stock Warrant (defined above), convertible notes and the associated derivative liability. The fair value of cash and accounts receivable approximates carrying value due to their short-term maturity.

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

The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the year-ended December 31, 2020, when the Public Warrants were separately listed and traded in an active market. The estimated fair value of the Private Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the year-ended December 31, 2021.

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Assets and liabilities carried at fair value on a recurring basis as of December 31, 2021 and 2020 consisted of the following (in thousands):

	December 31, 2021
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and Cash Equivalents(1):
Money market funds	$5,868	$5,868	$—	$—
Non-U.S. government and supranational bonds	647	—	647	—
Corporate debt security	1,805	—	1,805	—
	$8,320	$5,868	$2,452	$—
Short-Term Investments:
U.S. treasuries	$3,408	$3,408	$—	$—
Corporate debt security	71,349	—	71,349	—
Asset-backed security and other	2,551	—	2,551	—
Non-U.S. government and supranational bonds	16,387	—	16,387	—
Certificate of Deposit	1,001	—	1,001	—
	$94,696	$3,408	$91,288	$—
Long-Term Investments:
U.S. treasuries	$2,196	$2,196	$—	$—
Corporate debt security	42,457	—	42,457	—
Asset-backed security and other	5,410	—	5,410	—
Non-U.S. government and supranational bonds	3,753	—	3,753	—
Certificate of Deposit	1,000	—	1,000	—
	$54,816	$2,196	$52,620	$—

Financial Liabilities:
Private Placement Warrants	$140	$—	$140	$—
Public Warrants	7,356	7,356	—	—
Contingent Earn-out Shares liability	29,240	—	—	29,240
Total Financial Liabilities	$36,736	$7,356	$140	$29,240

____________
(1) Included in total cash and cash equivalents on the Consolidated Balance Sheets.

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Financial Liabilities:
Derivative liability on convertible notes	$6,394	$—	$—	$6,394
Legacy Xos Preferred Stock Warrant	1,707	—	—	1,707
Total	$8,101	$—	$—	$8,101

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The changes in the fair value of the financial liabilities during the year ended December 31, 2021 consisted of the following (in thousands):

	Private Placement Warrants	Public Warrants	Contingent Earn-out Shares Liability	Derivative Liability on Convertible Notes	Legacy Xos Preferred Stock Warrant
Fair value at December 31, 2020	$—	$—	$—	$6,394	$1,707
Release due to extinguishment of convertible notes	—	—	—	(6,394)	—
Release due to warrant exercise	—	—	—	—	(3,136)
Initial recognition upon merger consummation	6,017	11,875	101,744	—	—
Change in fair value during the period	(5,877)	(4,519)	(72,504)	—	1,429
Fair value at December 31, 2021	$140	$7,356	$29,240	$—	$—

Note 18 — Net Income (Loss) per Share

Basic and diluted net income (loss) per share for the years ended December 31, 2021 and 2020 consisted of the following (in thousands, except for per share amounts):

	December 31, 2021	December 31, 2020
Numerator:
Net income (loss)	$23,401	$(16,667)
Denominator:
Basic
Weighted average common shares outstanding — basic	105,568	72,027
Basic net income (loss) per share	$0.22	$(0.23)
Diluted
Weighted average common shares outstanding from above	105,568	72,027
Add: dilutive effect of options	2,189	—
Add: dilutive effect of RSUs	29	—
Weighted average common shares outstanding	107,786	72,027
Diluted net income (loss) per share	$0.22	$(0.23)

Potential weighted average shares that were excluded from the computation of diluted net income (loss) per share because their effect was anti-dilutive in December 31, 2021 and 2020 consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Contingent earn-out shares	5,984	—
Common stock public and private warrants	6,863	—

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 19 — Subsequent Events

Equity Line of Credit

On March 23, 2022, the Company entered into a Standby Equity Purchase Agreement (the "SEPA") with YA II PN, Ltd. ("Yorkville"), whereby the Company shall have the right, but not the obligation, to sell to Yorkville up to $125.0 million of its shares of the Company’s common stock at the Company's request any time during the 36 months following the execution of the SEPA, subject to certain conditions. The Company expects to use the net proceeds received from this for working capital and general corporate purposes.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.
Item 9A. Controls and Procedures

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for designing, implementing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management, including the Executive Chairman and Chief Financial Officer, recognizes that our disclosure controls or our internal control over financial reporting cannot prevent or detect all possible instances of errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time. Notwithstanding, as an emerging growth company, we qualify for the relief afforded by Section 215.02 of the SEC’s Compliance and Disclosure Interpretations to Item 308 of Regulation S-K to newly public companies. Management has not assessed nor attested to our internal control over financial reporting as is set forth in Item 308 of Regulation S-K promulgated under the Securities Exchange Act 1934, as amended, and Section 404 of the Sarbanes-Oxley Act as of December 31, 2021, the end of our last fiscal year. We will do so initially as of December 31, 2022.

We were unable to conduct the required assessment primarily due to the Business Combination occurring in August 2021 and the resulting substantial change in operational focus, management and the internal control environment. Due to the extensive changes to our internal control environment, it was impractical for us to develop, implement, and assess our system of internal control, and conduct management’s assessment of internal control over financial reporting as of December 31, 2021.

Accordingly, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out evaluations of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon each of their evaluations, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective for the year ended December 31, 2021.

Changes in Internal Control over Financial Reporting
During the year ended December 31, 2021, we completed the Business Combination and the internal controls of the Company now includes the internal controls of Legacy Xos. We are engaged in the process of design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations subsequent to the business combination, including the enhancement of our internal and external technical accounting resources.

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth the name, age and position of each of our directors and executive officers as of March 15, 2022:

Name	Age	Position
Executive Officers
Dakota Semler	30	Chief Executive Officer, Chairman
Giordano Sordoni	30	Chief Operating Officer, Director
Robert Ferber	53	Chief Technology Officer
Kingsley Afemikhe	38	Chief Financial Officer
Christen Romero	36	General Counsel
Jose Castañeda	41	Vice President of Business Development
Non-Employee Directors
Anousheh Ansari(2)(3)	55	Director
Alice K. Jackson(1)(3)	43	Director
Burt Jordan(2)(3)	55	Director
S. Sara Mathew(1)(2)	66	Director
George N. Mattson(1)(2)(3)	55	Director
Ed Rapp(1)(2)	64	Director
____________
(1) Member of our audit committee.
(2) Member of our compensation committee.
(3) Member of our nominating and corporate governance committee.

Executive Officers

Dakota Semler. Mr. Semler has served as our Chief Executive Officer and Chairman of our Board of Directors (the “Board”) since August 2021. Mr. Semler is a Co-Founder of Xos and served as Chief Executive Officer and a director of Legacy Xos from September 2016 to August 2021. Prior to Xos, Mr. Semler served as Chief Executive Officer of Malibu Management Services, a hospitality operator and Bucket List Experiences, a tour operator company from 2014 to 2016. Mr. Semler was also an independent contractor for TSG Group, a real estate holding company, from 2014 to 2016. Mr. Semler attended California State University and George Washington University.

Giordano Sordoni. Mr. Sordoni has served as our Chief Operating Officer and a member of our Board since August 2021. Mr. Sordoni is a Co-Founder of Xos and served as Chief Operating Officer and a director of Legacy Xos from September 2016 to August 2021. Prior to Xos, Mr. Sordoni served as Co-Founder at Calibur Inc., a startup consulting business, advising early-stage businesses, from August 2015 to August 2016. Mr. Sordoni was Director of Marketing at Malibu Family Wines, a wine production company, from July 2014 to June 2016. Mr. Sordoni holds a B.A. in International Business and Marketing from George Washington University.

Robert Ferber. Mr. Ferber has served as our Chief Technology Officer since August 2021. Mr. Ferber served as Chief Technology Officer of Legacy Xos from April 2019 to August 2021. Prior to Xos, Mr. Ferber served in multiple roles at Virgin Hyperloop One, a transportation technology company, from November 2016 to November 2018, including Vice President, Chief Engineer. Mr. Ferber was Chief Technology Officer at KLD Energy Technologies, an electric vehicle propulsion company, from March 2009 to February 2016 and Chief Executive Officer of ElectronVault, a battery systems company, from January 2005 to April 2017. Mr. Ferber also served as Science Director at Tesla, an electric vehicle company, from September 2003 to November 2004. Prior to completing his B.S. at the California Institute of Technology, Mr. Ferber was directly admitted to the Ph.D. program at the California Institute of Technology, but later joined eToys, an Idealab company, as Chief Technical Officer prior to completion of his degree.

Kingsley Afemikhe. Mr. Afemikhe has served as our Chief Financial Officer since August 2021. Mr. Afemikhe served as Chief Financial Officer of Legacy Xos from July 2020 to August 2021. Prior to Xos, Mr. Afemikhe led Strategy and M&A at MET Group, an integrated energy company, with operations in infrastructure assets, energy sales, and commodity wholesale and trading from June 2017 to July 2019. Previously, Mr. Afemikhe was at UBS, an investment bank, from October 2007 to January 2017 where he served in a variety of positions before becoming Executive Director of EMEA Investment Banking, and prior to that worked at Deutsche Bank, an investment bank, in the same role. Mr. Afemikhe holds a Master of Engineering in Chemical Engineering with Business Management from the University of Birmingham and a Master of Science in Management for Experienced Leaders from the Stanford University Graduate School of Business (where he was a Robert Joss Scholar).

Christen Romero. Mr. Romero has served as our General Counsel since August 2021. Mr. Romero served as Senior Commercial Counsel of Legacy Xos from December 2020 to August 2021. Prior to Xos, Mr. Romero was the Co-Founder, Lead Counsel and Director of Operations for Revolving Kitchen, a cloud kitchen lease and incubation concept, from April 2018 to July 2021. Previously, Mr. Romero was a corporate associate at Vinson & Elkins LLP from August 2014 to April 2018. Mr. Romero holds a Bachelor of Arts in Political Science from Louisiana State University and a Juris Doctor from Yale Law School.

Jose Castañeda. Mr. Castañeda has served as our Vice President of Business Development since August 2021. Mr Castañeda served as Vice President of Business Development of Legacy Xos from April 2020 to August 2021. Mr. Castañeda has also served as an Advisor and Investor to Lane Capital since September 2021 and served as an Advisor and Investor to Build Capital Partners from September 2020 to August 2021. Prior to Xos, Mr. Castañeda served as the Vice President Sales and Marketing at VIAIR Corporation, a manufacturer of air compressors and accessories. From September 2017 to June 2018, Mr. Castañeda served as the GM North America Aftermarket & Global Performance of Honeywell. Mr. Castañeda also served in various roles at Cummins Inc. from June 2010 to September 2017, most recently as the Director of Marketing and Business Development. Mr. Castañeda holds a bachelor of arts in Political Science from Southern Methodist University and a Master of Business Administration from Thunderbird School of Global Management.

Non-Employee Directors

Anousheh Ansari. Ms. Ansari has served as member of our Board since December 17, 2021. Ms. Ansari has served as director of Jabil Inc., a leading provider of worldwide manufacturing services and solutions, since January 2016. Ms. Ansari has served on the Board of Sceye Inc. since 2016. Sceye is building a platform for a leading new generation of high-altitude platform stations, or HAPS. In 2018, Ms. Ansari was appointed Chief Executive Officer of X PRIZE Foundation, Inc., a 501(c)(3) nonprofit that designs and implements competition models to solve world challenges. From 2006 to 2018, Ms. Ansari served as the Chief Executive Officer and the Chair of Prodea Systems, Inc., a privately held company that she co-founded, which provides services and applications for in-home smart devices, networked appliances, and mobile lifestyle devices. Prior to Prodea, she co-founded Telecom Technologies, Inc., a company developing software for intelligent systems for the telecommunications market. Ms. Ansari was the first female private space explorer. Ms. Ansari holds a B.S. in Electronics and Computer Engineering from George Mason University and a Master’s Degree in Electrical Engineering from George Washington University. She also holds honorary Doctorate degrees from George Mason University and Utah Valley University.

Alice K. Jackson. Ms. Jackson has served as a member of our Board since December 17, 2021. Ms. Jackson has served as President of Colorado at Xcel Energy Inc., a major U.S. electricity and natural gas company, since May 2018. From September 2016 to May 2018, she served as Associate Vice President of Strategic Revenue Initiatives at Xcel Energy. Ms. Jackson is Chair of the Board of Directors of the Smart Electric Power Alliance, and sits on the boards of the Denver Museum of Nature and Science, Mile High United Way, Denver Metro Chamber of Commerce, Colorado Concern, and the American Red Cross CO/WY Chapter. Ms. Jackson received a B.S. in Management Information Systems from Texas A&M University and completed the Harvard Business School Program for Leadership Development.

Burt R. Jordan. Mr. Jordan has served as the President and a director of Atlantic Coastal Acquisition Corp. since December 2020. Mr. Jordan has also served as a director of ABC Technologies inc. since November 2021. Previously, Mr. Jordan served as an executive at Ford Motor Company from 1999 until 2020, where he most recently served as Vice President of Global Purchasing Operations and Supply Chain Sustainability. In this role, Mr. Jordan drove strategy transformation, growth and efficiencies through program delivery, purchasing strategy and supply chain sustainability. In June 2020, Mr. Jordan was named the 2020 Chief Procurement Officer of the Year by the National Minority Supplier Development Council.

S. Sara Mathew. Ms. Mathew has served as a member of our Board since August 2021. Ms. Mathew has been a director of NextGen since October 2020. Ms. Mathew was Chair and Chief Executive Officer of Dun & Bradstreet Corporation from 2010 to 2013. In this role, she led the transformation of the company into an innovative digital enterprise. Prior to her role as Chair and Chief Executive Officer, she also served as President and Chief Operating Officer, and Chief Financial Officer where she initiated and managed the redesign of the company’s accounting processes and controls. Prior to her career at Dun & Bradstreet Corporation, Ms. Mathew spent 18 years at Procter & Gamble serving as CFO of the Baby Care and Pamper Products businesses and Vice President of Finance in Asia. Previously, Ms. Mathew previously served on the boards of Shire Pharmaceuticals Limited, Campbell Soup Company, Avon and Reckitt Benckiser Group. Ms. Mathew is currently serving as a director of the State Street Corporation, and as the chair of the board of directors of Freddie Mac. Ms. Mathew received her undergraduate degree from the University of Madras in Chennai, India and holds an M.B.A. in Marketing and Finance from Xavier University in Cincinnati, Ohio.

George N. Mattson. Mr. Mattson has served as a member of our Board since August 2021. Mr. Mattson has been a director of NextGen since October 2020. Mr. Mattson served as a Partner and Co-Head of the Global Industrials Group in Investment Banking at Goldman, Sachs & Co. from November 2002 through August 2012. Mr. Mattson joined Goldman Sachs in 1994 and served in a variety of positions before becoming Partner and Co-Head of the Global Industrials Group. Mr. Mattson serves as a director of Delta Air Lines, Inc. (NYSE: DAL), where he is chair of the Finance Committee, Virgin Galactic Holdings, Inc. (NYSE: SPCE), where he is chair of the Audit Committee, and Virgin Orbit Holdings, Inc. (Nasdaq: VORB). Mr. Mattson also served as a director of Air France-KLM S.A. (PAR: AF) from 2017 until February 2021 and NextGen Acquisition Corp II from January 2021 to December 2021. Mr. Mattson holds a B.S. degree in Electrical Engineering from Duke University and an M.B.A. from the Wharton School of the University of Pennsylvania.

Ed Rapp. Mr. Rapp has served as a member of our Board since August 2021. Prior to his retirement in 2016, Mr. Rapp was a Caterpillar Inc. Group President. During his time in the Caterpillar Executive Office, he led Resource Industries, Construction Industries and was the company’s CFO. Mr. Rapp serves as a director of AbbVie and previously served as a director of FM Global. Mr. Rapp holds a BSBA in Finance from University of Missouri — Columbia.

Board Composition

Our business and affairs are organized under the direction of our Board. The primary responsibilities of our Board is to provide oversight, strategic guidance, counseling and direction to our management. Our Board meets on a regular basis and additionally as required.

In accordance with the terms of our Certificate of Incorporation, our Board is divided into three classes: Class I, Class II and Class III, with only one class of directors being elected in each year and each class serving a three-year term, the Class I directors will be elected to an initial one-year term (and three-year terms subsequently), the Class II directors will be elected to an initial two-year term (and three-year terms subsequently) and the Class III directors will be elected to an initial three-year term (and three-year terms subsequently). There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted for the election of directors can elect all of the directors.

Our Board is divided into the following classes:

•Class I, which consists of Burt Jordan and Ed Rapp, whose terms will expire at our first annual meeting of stockholders to be held in 2022
•Class II, which consists of Alice K. Jackson, George Mattson, Giordano Sordoni, whose terms will expire at our second annual meeting of stockholders to be held in 2023; and
•Class III, which consists of Anousheh Ansari, S. Sara Mathew, and Dakota Semler, whose terms will expire at our third annual meeting of stockholders to be held in 2024.

At each annual meeting of stockholders to be held after the initial classification, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following their election and until their successors are duly elected and qualified. This classification of our Board may have the effect of delaying or preventing changes in our control or management. Our directors may be removed for cause by the affirmative vote of the holders of at least a majority of our voting stock.
Director Independence
Each of the directors on our Board other than Dakota Semler and Giordano Sordoni qualifies as an independent director, as defined under the listing rules of The Nasdaq Stock Market LLC (the “Nasdaq listing rules”), and our Board consists of a majority of “independent directors,” as defined under the rules of the Securities and Exchange Commission ( the “SEC”) and Nasdaq listing rules relating to director independence requirements. In addition, we are be subject to the rules of the SEC and Nasdaq relating to the membership, qualifications and operations of the audit committee, as discussed below.

Role of the Board in Risk Oversight/Risk Committee
One of the key functions of our Board is informed oversight of our risk management process. Our Board does not have a standing risk management committee, but rather administers this oversight function directly through our Board as a whole, as well as through various standing committees of our Board that address risks inherent in their respective areas of oversight. In particular, our Board is responsible for monitoring and assessing strategic risk exposure and our audit committee has the responsibility to consider and discuss our major financial risk exposures and the steps management will take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The audit committee also monitors compliance with legal and regulatory requirements. Our compensation committee assesses and monitors whether our compensation plans, policies and programs comply with applicable legal and regulatory requirements.
Board Committees

Our Board established an audit committee, a compensation committee and a nominating and corporate governance committee. Our Board adopted a charter for each of these committees, which complies with the applicable requirements of current Nasdaq rules. We will comply with future requirements to the extent they will be applicable to us. Copies of the charters for each committee are available on the investor relations portion of our website.

Audit Committee

Our audit committee consists of Ed Rapp, Alice K. Jackson, S. Sara Mathew and George Mattson. Our Board determined that each of the members of the audit committee satisfies the independence requirements of Nasdaq and Rule 10A-3 under the Exchange Act. Each member of the audit committee can read and understand fundamental financial statements in accordance with Nasdaq audit committee requirements. In arriving at this determination, our Board examined each audit committee member’s scope of experience and the nature of their prior and/or current employment.

Mr. Rapp serves as the chair of the audit committee. Our Board determined that Mr. Rapp and Ms. Mathew qualify as audit committee financial experts within the meaning of SEC regulations and meet the financial sophistication requirements of Nasdaq listing rules. In making this determination, our Board considered Mr. Rapp and Ms. Mathew’s formal education and previous experience in financial roles. Both our independent auditors and management periodically meet privately with our audit committee.

The functions of this committee include, among other things:
•evaluating the performance, independence and qualifications of our independent auditors and determining whether to retain our existing independent auditors or engage new independent auditors;
•reviewing our financial reporting processes and disclosure controls;
•reviewing and approving the engagement of our independent auditors to perform audit services and any permissible non-audit services;
•reviewing the adequacy and effectiveness of our internal control policies and procedures, including the responsibilities, budget, staffing and effectiveness of our internal audit function;
•reviewing with the independent auditors the annual audit plan, including the scope of audit activities and all critical accounting policies and practices to be used by us;
•obtaining and reviewing at least annually a report by our independent auditors describing the independent auditors’ internal quality control procedures and any material issues raised by the most recent internal quality-control review;
•monitoring the rotation of partners of our independent auditors on our engagement team as required by law;
•prior to engagement of any independent auditor, and at least annually thereafter, reviewing relationships that may reasonably be thought to bear on their independence, and assessing and otherwise taking the appropriate action to oversee the independence of our independent auditor;
•reviewing our annual and quarterly financial statements and reports, including the disclosures contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and discussing the statements and reports with our independent auditors and management;

•reviewing with our independent auditors and management significant issues that arise regarding accounting principles and financial statement presentation and matters concerning the scope, adequacy and effectiveness of our financial controls and critical accounting policies;
•reviewing with management and our auditors any earnings announcements and other public announcements regarding material developments;
•establishing procedures for the receipt, retention and treatment of complaints received by us regarding financial controls, accounting, auditing or other matters;
•preparing the report that the SEC requires in our annual proxy statement;
•reviewing and providing oversight of any related party transactions in accordance with our related party transaction policy and reviewing and monitoring compliance with legal and regulatory responsibilities, including our code of ethics;
•reviewing our major financial risk exposures, including the guidelines and policies to govern the process by which risk assessment and risk management is implemented; and
•reviewing and evaluating on an annual basis the performance of the audit committee and the audit committee charter.
The composition and function of our audit committee comply with all applicable requirements of the Sarbanes-Oxley Act, SEC rules and regulations and Nasdaq listing rules. We will comply with future requirements to the extent they become applicable to us.
Compensation Committee
Our compensation committee consists of S. Sara Mathew, Anousheh Ansari, Burt Jordan, George Mattson and Ed Rapp. Ms. Mathew serves as the chair of the compensation committee. Our Board has determined that each of the members of the compensation committee will be a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act and will satisfy the independence requirements of Nasdaq. The functions of the committee include, among other
•reviewing and approving the corporate objectives that pertain to the determination of executive compensation;
•reviewing and approving the compensation and other terms of employment of our executive officers;
•reviewing and approving performance goals and objectives relevant to the compensation of our executive officers and assessing their performance against these goals and objectives;
•making recommendations to our Board regarding the adoption or amendment of equity and cash incentive plans and approving amendments to such plans to the extent authorized by our Board;
•reviewing and making recommendations to our Board regarding the type and amount of compensation to be paid or awarded to our non-employee board members;
•reviewing and assessing the independence of compensation consultants, legal counsel and other advisors as required by Section 10C of the Exchange Act;
•administering our equity incentive plans, to the extent such authority is delegated by our Board;
•reviewing and approving the terms of any employment agreements, severance arrangements, change in control protections, indemnification agreements and any other material arrangements for our executive officers;
•reviewing with management our disclosures under the caption “Compensation Discussion and Analysis” in our periodic reports or proxy statements to be filed with the SEC, to the extent such caption is included in any such report or proxy statement;
•preparing an annual report on executive compensation that the SEC requires in our annual proxy statement; and
•reviewing and evaluating on an annual basis the performance of the compensation committee and recommending such changes as deemed necessary with our Board.
The composition and function of our compensation committee comply with all applicable requirements of the Sarbanes-Oxley Act, SEC rules and regulations and Nasdaq listing rules. We will comply with future requirements to the extent they become applicable to us.

Nominating and Corporate Governance Committee
Our nominating and corporate governance committee consists of George Mattson, Anousheh Ansari, Alice K. Jackson, and Burt Jordan. Mr. Mattson serves as the chair of the nominating and corporate governance committee. Our Board has determined that each of the members of our nominating and corporate governance committee satisfy the independence requirements of Nasdaq. The functions of this committee include, among other things:
•identifying, reviewing and making recommendations of candidates to serve on our Board;
•evaluating the performance of our Board, committees of our Board and individual directors and determining whether continued service on our Board is appropriate;
•evaluating nominations by stockholders of candidates for election to our Board;
•evaluating the current size, composition and organization of our Board and its committees and making recommendations to our Board for approvals;
•developing a set of corporate governance policies and principles and recommending to our Board any changes to such policies and principles;
•reviewing issues and developments related to corporate governance and identifying and bringing to the attention of our Board current and emerging corporate governance trends; and
•reviewing periodically the nominating and corporate governance committee charter, structure and membership requirements and recommending any proposed changes to our Board, including undertaking an annual review of its own performance.
The composition and function of our nominating and corporate governance committee comply with all applicable requirements of the Sarbanes-Oxley Act, SEC rules and regulations and Nasdaq listing rules. We will comply with future requirements to the extent they become applicable to us.
Compensation Committee Interlocks and Insider Participation
None of the members of our compensation committee have ever been an executive officer or employee of Xos. None of our executive officers currently serve, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers that serve as a member of our Board or compensation committee.
Limitation on Liability and Indemnification of Directors and Officers
Our Certificate of Incorporation eliminates our directors’ liability for monetary damages to the fullest extent permitted by applicable law. The DGCL provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability:
•for any transaction from which the director derives an improper personal benefit;
•for any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
•for any unlawful payment of dividends or redemption of shares; or
•for any breach of a director’s duty of loyalty to the corporation or its stockholders.
If the DGCL is amended to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of our directors will be eliminated or limited to the fullest extent permitted by the DGCL, as so amended.
Our Certificate of Incorporation requires us to indemnify and advance expenses to, to the fullest extent permitted by applicable law, our directors, officers and agents. We maintain a directors’ and officers’ insurance policy pursuant to which our directors and officers are insured against liability for actions taken in their capacities as directors and officers. Finally, our Certificate of Incorporation prohibits any retroactive changes to the rights or protections or increase the liability of any director in effect at the time of the alleged occurrence of any act or omission to act giving rise to liability or indemnification.
In addition, we entered into separate indemnification agreements with our directors and officers. These agreements, among other things, require us to indemnify our directors and officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or officer in any action or proceeding arising out of their services as one of our directors or officers or any other company or enterprise to which the person provides services at our request.

We believe these provisions in our Certificate of Incorporation are necessary to attract and retain qualified persons as directors and officers.
Code of Conduct for Employees, Executive Officers and Directors
Our Board adopted a Code of Business Conduct and Ethics (the “Code of Conduct”), applicable to all of our employees, executive officers and directors. The Code of Conduct is available on our website at www.xostrucks.com. Information contained on or accessible through our website is not a part of this Report, and the inclusion of our website address in this Report is an inactive textual reference only. The nominating and corporate governance committee of our Board is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. Any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Executive officers, directors and greater than 10% stockholders are required by the SEC to furnish us with copies of all Forms 3, 4 and 5 that they file. Based on our review of the copies of such forms, and/or on written representations from the reporting persons that they were not required to file a Form 5 for the fiscal year, we believe that these filing requirements were satisfied by the reporting persons during the fiscal year ended December 31, 2021, except for one transactions. Ed Rapp’s beneficial ownership of 20,000 Warrants was inadvertently omitted from a Form 3 filing on late in filing a Form 4, reporting one transaction, related to an award of restricted shares of Class A common stock on August 20, 2021.

Item 11. Executive Compensation

The following disclosure concerns the compensation arrangements of our named executive officers for the fiscal years ended December 31, 2020 and 2021. As an “emerging growth company” as defined in the JOBS Act, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies.
To achieve our goals, we have designed, and intend to modify as necessary, our compensation and benefits program to attract, retain, incentivize and reward deeply talented and qualified executives who share our philosophy and desire to work towards achieving our goals.
We believe our compensation programs should promote the success of the Company and align executive incentives with the long-term interests of our stockholders.
Legacy Xos’ board of directors, with input from its Chief Executive Officer, has historically determined the compensation for Legacy Xos’ named executive officers. For the year ended December 31, 2021, Xos’ named executive officers were:
Dakota Semler — Chief Executive Officer
Christen Romero — General Counsel
Jose Castañeda — VP of Business Development

Summary Compensation Table
The following table sets forth information concerning the compensation of the named executive officers for the fiscal years ended December 31, 2020 and 2021.

	Year	Salary ($)(1)	Bonus ($)	Stock Awards(2)	Option Awards(2)	All Other Compensation ($)	Total ($)
Dakota Semler Chief Executive Officer	2021	$75,000	$—	$—	$—	$—	$75,000
	2020	$34,615	$—	$—	$—	$—	$34,615
Christen Romero(3) General Counsel	2021	$176,923	$ 100,000(4)	$ 2,482,500(5)	$—	$—	$2,759,423
Jose Castañeda(3) VP of Business Development	2021	$206,538	$—	$ 278,040(6)	$—	$—	$484,578
(1) Salary amounts represent actual amounts paid during 2020 and 2021.
(2) Amounts reported represent the aggregate grant-date fair value of awards granted to our named executive officers during 2020 and 2021, computed in accordance with FASB ASC Topic 718 Compensation—Stock Compensation, or ASC 718. The assumptions used in calculating the grant-date fair value of the awards reported in this column are set forth in the notes to our consolidated financial statements included elsewhere in this prospectus. The amount does not reflect the actual economic value that may be realized by the named executive officer.
(3) Mr. Romero and Mr. Castañeda were not NEOs for the year ended December 31, 2020.
(4) On March 25, 2022, Mr. Romero received a cash bonus of $100,000 for his performance in 2021, including his assumption of additional responsibilities in connection with the Business Combination.
(5) On December 10, 2021, Mr. Romero was granted 750,000 restricted stock units (“RSUs”) under our 2021 Equity Incentive Plan (the “2021 Plan”), with a vesting commencement date of December 10, 2020. Twenty-five percent (25%) of the RSUs vested on the one-year anniversary of the vesting commencement date, and the remainder will vest ratably over the twelve quarters immediately thereafter, subject to continued service.
(6) On December 10, 2021, Mr. Castañeda was granted 84,000 RSUs under the 2021 Plan, with a vesting commencement date of June 10, 2020. Thirty-seven and one-half percent (37.5%) of the RSUs vested on the grant date, and the remainder will vest ratably over the ten quarters immediately thereafter, subject to continued service.
Narrative Disclosure to Summary Compensation Table
This section provides a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table above. We have developed an executive compensation program that is designed to align compensation with our business objectives and the creation of stockholder value, while enabling us to attract, retain, incentivize and reward individuals who contribute to our long-term success.
Our policies with respect to the compensation of our executive officers are administered by our Board in consultation with our compensation committee. Our compensation policies are designed to provide for compensation that is sufficient to attract, motivate and retain our executives and to establish an appropriate relationship between executive compensation and the creation of stockholder value.

Base Salary
Base salary is generally set at a level that is commensurate with the executive’s duties and authorities, contributions, prior experience and sustained performance and prior to the Business Combination, also accounted for Xos operating as a start-up with limited funds. A significant portion of total compensation has traditionally been in the form of equity awards with respect to Mr. Romero and Mr. Castañeda.
Cash Bonus
From time to time, the Board or its compensation committee, in its discretion, may approve bonuses for our named executive officers based on individual performance, company performance or as otherwise determined to be appropriate.
Equity Awards
Prior to the Business Combination, we issued options to purchase Legacy Xos common stock to employees and nonemployees, including named executive officers under our 2018 Stock Plan (the “2018 Plan”). Following the Business Combination, we issued and plan to issue RSUs to our employees and nonemployees, including our named executive officers, under the 2021 Plan. See our registration statement on Form S-1 that we filed with the SEC on September 14, 2021 for a description of the 2018 Plan and the 2021 Plan.
Benefits and Perquisites
We provide benefits to our named executive officers on the same basis as provided to all of our employees, including health, dental and vision insurance; life insurance; accidental death and dismemberment insurance; employee assistance program; life planning, financial and legal resources; and worldwide emergency travel assistance. We do not maintain any executive-specific benefit or executive perquisite programs other than as provided in the agreements described in the section immediately below.
Other than the director and officer indemnity insurance coverage we maintain for our directors and officers, we do not maintain any executive-specific health and welfare benefit or perquisites.
Health and Welfare Benefits and Perquisites
We provide benefits to our named executive officers on the same basis as provided to all of our employees, including: health, dental and vision insurance; life insurance; accidental death and dismemberment insurance; life planning financial and legal resources; and worldwide emergency travel assistance.
Agreements with Xos Named Executive Officers
We currently maintain offer letter agreements with Dakota Semler, Christen Romero, and Jose Castañeda, as summarized below.
Offer letter agreement with Dakota Semler
On September 6, 2016, Dakota Semler entered into an offer letter agreement with Legacy Xos to serve as Chief Executive Officer. Mr. Semler’s employment will continue until terminated in accordance with the terms of the offer letter agreement. Pursuant to the offer letter agreement, Mr. Semler accepted a below-market base salary of $1.00 annually at the time of the offer letter execution. Mr. Semler’s base salary was increased in 2020 to $75,000 per year and increased again in March 2022 to $350,000.
Offer letter agreement with Christen Romero
On December 6, 2020, Christen Romero entered into an offer letter agreement with Legacy Xos to serve as Senior Commercial Counsel. Mr. Romero’s employment will continue until terminated in accordance with the terms of the offer letter agreement. Pursuant to the offer letter agreement, Mr. Romero accepted a below-market salary of $50,000 annually at the time of the offer letter execution, which would increase to $100,000 following the closing of Legacy Xos’ Series A preferred stock financing. In connection with Mr. Romero’s promotion to General Counsel in July 2021 his base salary was increased to $175,000 per year and increased again in March 2022 to $300,000 to account for market salary figures. The offer letter agreement also provided that Mr. Romero was eligible to receive 200,000 RSUs, which was subsequently increased to 750,000 RSUs and granted to Mr. Romero in full in December 2021.

Offer letter agreement with Jose Castañeda
On March 31, 2020, Jose Castañeda entered into an offer letter agreement with Legacy Xos to serve as VP of Business Development. Mr. Castañeda’s employment will continue until terminated in accordance with the terms of the offer letter agreement. Pursuant to the offer letter agreement, Mr. Castañeda accepted a below-market salary of $60,000 annually at the time of the offer letter execution. Mr. Castañeda’s salary was subsequently increased to $150,000 annually in August 2020 to account for his increased responsibilities and increased again in March 2022 to $220,000 to account for market salary figures.
Outstanding Equity Awards at 2021 Year End
The following table presents information regarding outstanding equity awards held by our named executive officers as of December 31, 2021.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(2)
Christen Romero	12/10/2021					562,500(3)	1,771,875
Jose Castañeda	12/10/2021					52,500(4)	165,375
Jose Castañeda	5/28/2020	8,151(5)	11,413	0.015	5/27/2030
Jose Castañeda	7/22/2020	6,521(5)	9,130	0.015	7/21/2030
____________

(1) All of the option awards were granted with a per share exercise price equal to the fair market value of one share of Legacy Xos’ common stock on the date of grant, as determined in good faith by Legacy Xos’ board of directors.
(2) Market value reflects the number of RSUs multiplied by $3.15 per share, which was the closing price of the Common Stock on December 31, 2021.
(3) Twenty-five percent (25%) of the RSUs vested on the one-year anniversary of the vesting commencement date (December 10, 2020), and the remainder will vest ratably over the twelve quarters immediately thereafter, subject to continued service.
(4) Thirty-seven and one-half percent (37.5%) of the RSUs vested on the grant date, and the remainder will vest ratably over the ten quarters immediately thereafter, subject to continued service.
(5) Twenty-five percent (25%) of the shares subject to the option vested on April 1, 2021 and thereafter one-forty-eighth of the shares subject to the option vest monthly, subject to continued service.

DIRECTOR COMPENSATION
Prior to the Business Combination, no director received cash retainers, equity or other compensation for service on NextGen’s or Legacy Xos’ boards of directors.
On November 8, 2021, our Board adopted the Xos, Inc. Second Amended and Restated Non-Employee Director Compensation Policy (the “Director Compensation Policy”). Pursuant to this policy, each member of our Board who is not our employee receives the following equity compensation for his or her service as a member of our Board:
•For non-employee directors that joined our Board before December 31, 2021, an initial restricted stock unit award with a value equal to $270,000, which vests ratably over a three-year period, with one-third vesting on each anniversary of the grant date, subject to the individual’s continued service through each applicable vesting date (the “Initial Grant”);
•For non-employee directors that joined our Board before December 31, 2021, an restricted stock unit award with a value equal to $150,000 for their partial service prior to our 2022 annual meeting of stockholders, which fully vests on the earlier of (i) the first anniversary of the applicable grant date and (ii) the day before the next annual meeting of our stockholders, following the applicable grant date, subject to the individual’s continued service through the vesting date (the “2021 Pro-Rated Annual Grant”); and
•Following each annual meeting of our stockholders if the non-employee director remains in service through the applicable grant date, an annual restricted stock unit award with a value equal to $200,000, which fully vests on the earlier of (i) the first anniversary of the applicable grant date and (ii) the day before the next annual meeting of our stockholders, following the applicable grant date, subject to the individual’s continued service through the vesting date.
If a change in control (as defined in the 2021 Plan) occurs, each non-employee director’s then-outstanding equity awards granted under the policy will vest in full immediately prior to the change in control so long as the non-employee director continues to provide service to us through such time.
Commencing on October 1, 2021, the lead independent director receives an annual cash retainer of $25,000 for his or her service in that role. The chairs of the audit committee, compensation committee and nominating and corporate governance committee receive annual cash retainers of $20,000, $10,000 and $10,000, respectively, for their respective committee service. The annual cash retainers are payable in equal quarterly installments in arrears on the last day of each fiscal quarter in which service occurred, prorated for any partial quarter of service.
In January 2022, the compensation committee approved a program pursuant to which non-employee directors may elect to receive their annual cash retainers and any other cash compensation they become entitled to receive for serving on the Board in the form of a fully vested restricted stock unit award(s) rather than in cash by executing a form of election and timely delivering the same to the Company.
Our policy is to reimburse directors for reasonable and necessary out-of-pocket expenses incurred in connection with attending board and committee meetings or performing other services in their capacities as directors.
Messrs. Semler and Sordoni do not receive additional compensation for their services as directors.
The following table contains information concerning the compensation of our non-employee directors in fiscal year 2021:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)(3)	All Other Compensation ($)	Total ($)
Anousheh Ansari(4)	—	—	—	—
Alice K. Jackson(4)	—	—	—	—
Burt Jordan	—	420,000	—	420,000
S. Sara Mathew	2,500(5)	420,000(5)	—	422,500
George N. Mattson	8,750(6)	420,000(6)	—	428,750
Ed Rapp	5,000(7)	420,000(7)	—	425,000
____________

(1) Amounts reported represent the aggregate grant date fair value of the RSUs granted to our non-employee directors during 2021 under the 2021 Plan, in each case computed in accordance with ASC 718. The assumptions used in calculating the grant-date fair value of the RSUs reported in this column are set forth in the notes to our consolidated financial statements included elsewhere in this prospectus. This amount does not reflect the actual economic value that may be realized by the director.
(2) On November 10, 2021, pursuant to the Director Compensation Policy, Mr. Jordan, Ms. Mathew, Mr. Mattson and Mr. Rapp were each granted (i) 57,229 RSUs as an Initial Grant, and (ii) 31,794 RSUs as a 2021 Pro-Rated Annual Grant.
(3) The table below shows the aggregate number of shares of Common Stock subject to equity awards outstanding for each of our non-employee directors as of December 31, 2021:

Name	Stock Awards #
Anousheh Ansari	—
Alice K. Jackson	—
Burt Jordan	89,023
S. Sara Mathew	89,023
George N. Mattson	89,023
Ed Rapp	89,023
(4) Ms. Ansari and Ms. Jackson were appointed to the Xos, Inc. board of directors effective December 17, 2021.
(5) On December 31, 2021, Ms. Mathew was granted 737 RSUs in lieu of her cash retainer for the last quarter of our fiscal year ended December 31, 2021 for serving as chairperson of the Compensation Committee of the board of directors, which vested immediately upon the date of the grant.
(6) On December 31, 2021, Mr. Mattson was granted 1,843 RSUs and 737 RSUs in lieu of his cash retainer for the last quarter of our fiscal year ended December 31, 2021 for serving as Lead Independent Director and chairperson of the Nominating and Corporate Governance Committee of the board of directors, which vested immediately upon the date of the grant.
(7) On December 31, 2021, Mr. Rapp was granted 1,474 RSUs in lieu of his cash retainer for the last quarter of our fiscal year ended December 31, 2021 serving as chairperson of the Audit Committee of the board of directors, which vested immediately upon the date of the grant.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us regarding the beneficial ownership of the Common Stock as of March 15, 2022, by:
•each person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of the Common Stock;
•each of our current named executive officers and directors; and
•all of our current executive officers and directors, as a group.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.
The beneficial ownership percentages set forth in the table below are based on 163,140,576 shares of Common Stock issued and outstanding as of March 15, 2022 and do not take into account the issuance of any shares of Common Stock upon the exercise of the Warrants to purchase 18,833,298 shares of Common Stock, the exercise of options to purchase 1,834,681 shares of Common Stock (the “Options”) or the vesting of 3,225,631 RSUs, in each case subject to any applicable vesting conditions. Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, the persons and entities named in the table have sole voting and investment power with respect to their beneficially owned Common Stock.

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock
Directors and Named Executive Officers:
Dakota Semler(2)	57,132,178	35.0%
Giordano Sordoni	23,266,737	14.3%
Robert Ferber(3)	774,424	*

Kingsley Afemikhe(4)	487,051	*
Christen Romero(5)	182,782	*
Jose Castañeda(6)	45,560	*
Anousheh Ansari(7)	48,922	*
Burt Jordan(8)	31,794	*
Alice K. Jackson(9)	48,922	*
S. Sara Mathew(10)	528,581	*
George N. Mattson(11)	6,745,349	4.1%
Ed Rapp(12)	368,437	*

All Directors and Executive Officers of the Company as a Group (eight individuals)	89,660,737	54.8%

Five Percent Holders:
Aljomaih Automotive Co.(13)	19,301,251	11.8%
Emerald Green Trust(14)	53,745,903	32.9%
____________
*Less than one percent.

(1) Unless otherwise noted, the business address of those listed in the table above is 3550 Tyburn Street, Suite 100, Los Angeles, California 90065.
(2) Consists of (i) 2,884,155 shares of Common Stock held directly by Mr. Semler, (ii) 53,745,903 shares of Common Stock held by Emerald Green Trust, and (iii) 502,120 shares of Common Stock held by GenFleet, LLC. Mr. Semler is deemed to beneficially own securities held by Emerald Green Trust and GenFleet, LLC by virtue of his shared control over such entities.
(3) Consists of (i) 427,971 shares of Common Stock held by Mr. Ferber and (ii) 346,453 shares of Common Stock issuable upon the exercise of Options within 60 days of March 15, 2022.
(4) Consists of 271,536 shares of Common Stock held by Mr. Afemikhe and 215,515 shares of Common Stock issuable upon the exercise of Options within 60 days of March 15, 2022.
(5) Consists of 135,907 shares of Common Stock held by Mr. Romero and 46,875 shares of Common Stock that may be acquired upon the settlement of outstanding RSUs within 60 days of March 15, 2022.
(6) Consists of (i) 23,388 shares of Common Stock held by Mr. Castañeda, (ii) 19,074 shares of Common Stock issuable upon the exercise of Options within 60 days of March 15, 2022, and (iii) 3,098 shares of Common Stock that may be acquired upon the settlement of outstanding RSUs within 60 days of March 15, 2022.
(7) Consists of 48,922 shares of Common Stock that may be acquired by Ms. Ansari upon the settlement of outstanding RSUs within 60 days of March 15, 2022.
(8) Consists of 31,794 shares of Common Stock that may be acquired by Mr. Jordan upon the settlement of outstanding RSUs within 60 days of March 15, 2022.
(9) Consists of 48,922 shares of Common Stock that may be acquired by Ms. Jackson upon the settlement of outstanding RSUs within 60 days of March 15, 2022.
(10) Consists of (i) 296,053 shares of Common Stock and 199,997 Public Warrants held by the Jacob Mathew 2020 Irrevocable Trust, (ii) 737 shares held directly by Ms. Mathew, and (iii) 31,794 shares of Common Stock that may be acquired upon the settlement of outstanding RSUs within 60 days of March 15, 2022.
(11) Consists of (i) 3,937,525 shares of Common Stock and 2,660,020 Public Warrants held by NGAC GNM Feeder LLC (“NGAC”), which Mr. Mattson may be deemed to beneficially own by virtue of his shared control over NGAC, (ii) 116,010 shares are held directly by Mr. Mattson, and (iii) 31,794 shares of Common Stock that may be acquired upon the settlement of outstanding RSUs within 60 days of March 15, 2022.
(12) Consists of (i) 335,169 shares of Common Stock held by Edward Joseph Rapp TTEE U/A DTD 02/07/2005, (ii) 1,474 shares held directly by Mr. Rapp, and (iii) 31,794 shares of Common Stock that may be acquired upon the settlement of outstanding RSUs within 60 days of March 15, 2022.

(13) Based solely on information obtained from a Schedule 13G filed with the SEC on February 11 2022 on behalf of Aljomaih Automotive Co. (“Aljomaih Automotive”). Aljomaih Automotive is wholly owned by Aljomaih Holding Co. (“Aljomaih”). The board of directors of Aljomaih has the power to dispose of and the power to vote the shares of Common Stock beneficially owned by Aljomaih Automotive. Mohammed Al-Abdullah Aljomaih, Mohammed Abdulaziz Aljomaih, Abdulrahman Abdulaziz Aljomaih, Hamad Abdulaziz Aljomaih are each a shareholder and a director of Aljomaih and may be deemed to beneficially own securities held by Aljomaih Automotive. The business address of the reporting person is P.O Box 224, Dammam Postal Code 31411, Saudi Arabia.

(14) Mr. Semler is deemed to beneficially own securities held by Emerald Green Trust by virtue of his shared control over Emerald Green Trust and thus such securities are included above for Mr. Semler’s ownership. The business address of the reporting person is 32111 Mulholland Hwy, Malibu, CA 90265.
Equity Compensation Plan Information
The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2021.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,683,579 (2)	$0.01920	19,706,302(3)
Equity compensation plans not approved by security holders	—	—	—
Total	3,683,579	$0.01920	19,706,302
(1) The weighted average exercise price is calculated based solely on outstanding stock options. It does not take into account the 1,838,759 shares issuable upon vesting of outstanding RSU awards without any cash consideration payable for those shares.
(2) Consists of outstanding RSU awards under the Xos, Inc. 2021 Equity Incentive Plan (the “2021 Plan”) and 1,838,759 shares of Common Stock underlying Options previously granted under the Legacy Xos 2018 Stock Plan (the “2018 Plan”). The 2018 Plan was terminated in connection with the Business Combination and no additional awards may be granted under the 2019 Plan. Excludes purchase rights accruing under the Xos, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”).
(3) As of December 31, 2021, 16,421,919 shares of common stock remained available for future issuance under the 2021 Plan, and 3,284,383 shares of common stock remained available for future issuance under the ESPP. The number of shares remaining available for future issuance under the 2021 Plan automatically increases on January 1st each year, through and including January 1, 2031 in an amount equal to 5% of the total number of shares of the Company’s outstanding on December 31st of the preceding year, or a lesser number of shares as determined by the Board of Directors prior to January 1st of a given year. On January 1, 2022, the number of shares available for issuance under the 2021 Plan automatically increased by 8,156,854 shares. The number of shares remaining available for future issuance under the ESPP automatically increases on January 1st of each year through and including January 1, 2031, in an amount equal to the least of (i) 1.5% of the total number of shares of the Company’s outstanding on December 31st of the preceding calendar year, (ii) 6,000,000 shares of common stock, or (iii) a number of shares as determined by the Board of Directors prior to January 1st of a given year. On January 1, 2022, the number of shares available for issuance under the ESPP automatically increased by 2,447,056 shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following is a summary of transactions since January 1, 2021, to which we have been a party in which the amount involved exceeded $120,000 and in which any of our executive officers, directors, managers, promoters, beneficial holders of more than 5% of our membership interests, or any associates or affiliates thereof had or will have a direct or indirect material interest, other than compensation arrangements which are described in the section entitled “Executive Compensation.”

Related-Person Transactions Policy
Our Board adopted a written Related-Person Transactions Policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of related-person transactions. For purposes of our policy, a related-person transaction is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any related person are, were or will be participants, in which the amount involved exceeds $120,000. Transactions involving compensation for services provided to us as an employee, consultant or director will not be considered related-person transactions under this policy.
Under the policy, a related person is any executive officer, director, nominee to become a director or a security holder known by us to beneficially own more than 5% of any class of our voting securities (a “significant stockholder”), including any of their immediate family members and affiliates, including entities controlled by such persons or such person has a 5% or greater beneficial ownership interest.
Each director and executive officer shall identify, and we shall request each significant stockholder to identify, any related-person transaction involving such director, executive officer or significant stockholder or his, her or its immediate family members and inform our audit committee pursuant to this policy before such related person may engage in the transaction.
In considering related-person transactions, our audit committee takes into account the relevant available facts and circumstances, which may include, but are not limited to:
•the risk, cost and benefits to us;
•the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
•the terms of the transaction; and
•the availability of other sources for comparable services or products.
Our audit committee shall approve only those related-party transactions that, in light of known circumstances, are in, or are not inconsistent with, the best interests of the Company and our stockholders, as our audit committee determines in the good faith exercise of its discretion.
Related Party Transactions
Registration Rights Agreement
In connection with the Business Combination, Xos, NextGen Sponsor and certain other parties entered into the Amended and Restated Registration Rights Agreement (the “A&R Registration Rights Agreement”), pursuant to which we agreed to register for resale, pursuant to Rule 415 under the Securities Act, certain shares of Common Stock and other equity securities of Xos that are held by the parties thereto from time to time, subject to the restrictions on transfer therein. The A&R Registration Rights Agreement amends and restates that certain Registration Rights Agreement by and among NextGen, NextGen Sponsor and the other parties thereto, dated October 6, 2020 and entered into in connection with NextGen’s initial public offering and that certain Investor Rights Agreement by and among Legacy Xos and the other parties thereto, dated December 31, 2020. The A&R Registration Rights Agreement will terminate on the earlier of (i) the tenth anniversary of the date of the A&R Registration Rights Agreement or (ii) with respect to any party thereto, on the date that such party no longer holds any Registrable Securities (as defined therein).
Lock-Up Agreements
In connection with the Business Combination, certain stockholders, officers and directors of Legacy Xos entered into lock-up agreements pursuant to which they will be contractually restricted from selling or transferring any of (i) their shares of our Common Stock held immediately following the Closing and (ii) any of their Lock-up Shares. Such restrictions began at Closing and ended on February 16, 2022.
Additionally, the Founders agreed to additional lock-up restrictions beyond those described above. During the term beginning on February 16, 2022 and ending two years following the Closing Date, the Founders are only permitted to sell their Lock-Up Shares via written trading plans in compliance with Rule 10b5-1 under the Exchange Act.
NextGen Sponsor entered into a letter agreement, dated October 6, 2020, by and among NextGen, NextGen Sponsor and the other parties thereto, pursuant to which NextGen Sponsor is subject to a lock-up ending on the earlier of (i) the date that is one year after the Closing Date and (ii) the date on which the last reported sale price of Common Stock equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing Date.

However, following the expiration of such lock-ups, NextGen Sponsor and the holders subject to lock-up agreements will not be restricted from selling shares of our Common Stock held by them, other than by applicable securities laws. As such, sales of a substantial number of shares of our Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Common Stock. As of March 23, 2022, approximately 21.8% of the outstanding shares of our Common Stock were subject to lock-up agreements.
Indemnification Agreements
We have entered into indemnification agreements with each of our executive officers and directors. The indemnification agreements require us to indemnify our executive officers and directors to the fullest extent permitted by Delaware law.
NextGen Related Transactions and Agreements
Founder Shares
In July 2020, NextGen Sponsor purchased 10,062,500 NextGen Class B ordinary shares for an aggregate purchase price of $25,000, or approximately $0.0025 per share (the “founder shares”). NextGen Sponsor agreed to forfeit up to an aggregate of 1,312,500 founder shares, on a pro rata basis, to the extent that the option to purchase additional units is not exercised in full by the underwriters of NextGen’s initial public offering, so that the founder shares will represent 20% of NextGen’s issued and outstanding shares after NextGen’s initial public offering. On November 17, 2020, the underwriters partially exercised the over-allotment option to purchase an additional 2,500,000 NextGen units and forfeited the remaining option; thus, an aggregate of 687,500 shares of founder shares were forfeited accordingly. In connection with the Business Combination, upon the Domestication, 9,375,000 founder shares converted automatically, on a one-for-one basis, into a share of our Common Stock.
Private Placement Warrants
Simultaneously with the consummation of the initial public offering of NextGen, NextGen Sponsor purchased 6,000,000 Private Placement Warrants at a price of $1.50 per warrant, or $9.0 million in the aggregate, in a private placement. On November 13, 2020, the underwriters partially exercised the over-allotment option and on November 17, 2020, simultaneously with the closing of the over-allotment, NextGen consummated the second closing of the private placement, resulting in the purchase of an aggregate of an additional 333,334 Private Placement Warrants by NextGen Sponsor, generating gross proceeds to the NextGen of $500,000. Each Private Placement Warrant entitles the holder to purchase one share of our Common Stock for $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants was placed in the trust account of NextGen. The Private Placement Warrants may not be redeemed by us so long as they are held by NextGen Sponsor or its permitted transferees. If the Private Placement Warrants are held by holders other than NextGen Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by us and exercisable by the holders on the same basis as the Public Warrants. NextGen Sponsor, or its permitted transferees, has the option to exercise the Private Placement Warrants on a cashless basis.
The Private Placement Warrants are identical to the Public Warrants except that the Private Placement Warrants: (i) are not redeemable by NextGen, (ii) may be exercised for cash or on a cashless basis so long as they are held by NextGen Sponsor or any of its permitted transferees and (iii) are entitled to registration rights (including the ordinary shares issuable upon the exercise of the Private Placement Warrants). Additionally, the purchasers have agreed not to transfer, assign or sell any of the Private Placement Warrants, including the shares of our Common Stock issuable upon the exercise of the Private Placement Warrants (except to certain permitted transferees), until 30 days after the Closing.
Subscription Agreements
Concurrently with the execution of the Merger Agreement, NextGen entered into subscription agreements (the “Subscription Agreements”) with certain investors (collectively, the “PIPE Investors”), pursuant to, and on the terms and subject to the conditions of which, the PIPE Investors have collectively subscribed for 22,000,000 shares of the NextGen Common Stock for an aggregate purchase price equal to $220,000,000 (the “PIPE Investment”). Stuart Bernstein, an advisor to NextGen and the sole PIPE Investor that is an affiliate of NextGen Sponsor, entered into one of the Subscription Agreements pursuant to which he subscribed for shares of our Common Stock in connection with the PIPE Investment. Mr. Bernstein funded $500,000 of the PIPE Investment, for which he received 50,000 shares of our Common Stock.
Related Party Note and Advances
On March 29, 2021, NextGen issued a promissory note, pursuant to which NextGen may borrow up to an aggregate principal amount of $1,000,000. The promissory note is non-interest bearing and payable on the earlier of (i) October 9, 2022 and (ii) the completion of our initial business combination. The promissory note was repaid in full at the Closing.

Administrative Services Agreement
NextGen entered into an agreement whereby, commencing on October 7, 2020 through the earlier of the consummation of a business combination or NextGen’s liquidation, NextGen will pay an affiliate of NextGen Sponsor a monthly fee of $10,000 for office space, administrative and support services. As of the Closing, NextGen incurred $110,000 of such fees. All fees were paid in connection with the Closing.
Legacy Xos Transactions and Agreements
Related Party Promissory Note
In June 2019, Legacy Xos recorded a note receivable for $364,300 (the “Note”) due from Giordano Sordoni, who is the Chief Operating Officer, Co-Founder and director of Legacy Xos and one of Legacy Xos’ greater than 5% stockholders. The Note was entered into with Mr. Sordoni in connection with his exercise of an option to purchase 12,390,023 shares of Legacy Xos common stock at a purchase price of $0.03 per share. Interest on the unpaid principal of the Note accrued at a rate of 2.38% per annum, compounded annually and was to be paid annually in arrears, starting on June 24, 2020. As of December 31, 2020, the outstanding balance of the Note included principal of approximately $364,000 and total accrued unpaid interest of approximately $15,000. All of the principal and interest under the Note was forgiven by Legacy Xos on March 25, 2021. In connection with the forgiveness of the Note, Mr. Sordoni will receive a bonus to be applied against taxes on the forgiveness of the Note in an amount sufficient to cover all such taxes on a grossed-up basis.
Related Party Financings
Series A Financing
In December 2020, Legacy Xos completed the initial closing of its Series A Financing (the “Series A Financing”) and issued an aggregate of 16,172,793 shares of series of the Legacy Xos’ Series A Preferred Stock to Dakota Semler, Giordano Sordini, the Emerald Green Trust, one of Xos’ greater than 5% stockholders, The Sunseeker Trust and Aljomaih Automotive Co. (“Aljomaih”), one of Xos’ greater than 5% stockholders, as well as a warrant exercisable for 319,411 shares of Series A Preferred Stock (the “Series A Warrant”) to Aljomaih for an aggregate purchase price of $18.8 million. In connection with the Series A Financing, Legacy Xos received $5.0 million in cash from Aljomaih and converted $11.8 million aggregate principal amount of Convertible Notes (as defined below) held by Dakota Semler, Giordano Sordini, the Emerald Green Trust, The Sunseeker Trust and Aljomaih. In August 2021, the Series A Warrant was exercised for shares of Legacy Xos Series A Preferred Stock at a per-share price of $8.50.
Convertible Notes
In 2019 and 2020, Xos issued convertible promissory notes to Giordano Sordini, the Emerald Green Trust, The Sunseeker Trust and Aljomaih for an aggregate purchase price of $11.8 million (the “Convertible Notes”). The Convertible Notes converted into an aggregate of 10,768,799 shares of series of Series A Preferred Stock in connection with the Series A Financing.
Related Party Lease
In April 2018, Legacy Xos entered into a lease for Legacy Xos’ headquarters in North Hollywood, California, with Valley Industrial Properties, Inc., which is owned by The Sunseeker Trust who was a stockholder of Legacy Xos. The Sunseeker Trust is an irrevocable trust whose beneficiary is the mother of Dakota Semler, a Co-Founder, Chief Executive Officer and director of Legacy Xos. This lease term is three years commencing on April 1, 2018 and expired on April 1, 2021. The lease had a monthly fixed rent of $7,600 per month until December 2019 when it was increased to $11,740 per month in connection with an increase in the square footage leased and remained at $11,740 for the remainder of the term of the lease. The lease has continued on a month-to-month basis from April 1, 2021 to December 21, 2021 at a fixed monthly rent of $11,740.

Item 14. Principal Accounting Fees and Services

The firm of WithumSmith+Brown, PC (“Withum”), served as our independent registered accounting firm for the years ended December 31, 2020 and 2019.

The following table summarizes the aggregate fees billed by Withum for services performed for the Company for the fiscal year ended December 31, 2021 and 2020, respectively (in thousands):

	December 31, 2021	December 31, 2020
Audit Fees (1)	$269	$49
Audit-Related Fees (2)	83	—
Tax Fees	—	14
All Other Fees	—	—
Total	$352	$63
(1) Audit Fees include actual fees for the audit of our annual consolidated financial statements and the reviews of interim financial statements included in our Quarterly Reports on Form 10-Q.
(2) Audit-Related fees for 2021 consist of fees for due diligence in connection with the Business Combination.

Pre-Approval Policies and Procedures

The charter of the Audit Committee provides that the Committee will approve all audit and non-audit related services that the Company’s independent registered public accounting firm provides to the Company before the engagement begins, unless applicable law and stock exchange listing requirements allow otherwise. The charter also provides that the Committee may establish pre-approval policies and procedures or delegate pre-approval authority to one or more Committee members as permitted by applicable law and stock exchange listing requirements.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)Exhibits.

Exhibit Number	Description
2.1+
Agreement and Plan of Merger, dated as of February 21, 2021, as amended on May 14, 2021, by and among NextGen, Sky Merger Sub I, Inc. and Legacy Xos (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on August 26, 2021).

2.2	Amendment to the Agreement and Plan of Merger, dated as of May 14, 2021 (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed on August 26, 2021).
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 26, 2021).
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on August 26, 2021).
4.1	Form of Specimen Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on August 26, 2021).
4.2	Form of Warrant Certificate of the Company (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on August 26, 2021).
4.3
Warrant Agreement, dated October 6, 2020, between NextGen and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on August 26, 2021).

4.4	Description of Securities.
10.1
Form of Subscription Agreement, by and between NextGen and the undersigned subscriber party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 26, 2021).

10.2
Amended and Restated Registration Rights Agreement, by and among the Company, NextGen Sponsor and certain former stockholders of Legacy Xos (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 26, 2021).

Exhibit Number	Description
10.3	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 26, 2021).
10.4
Letter Agreement, dated October 6, 2020, among NextGen, NextGen Sponsor and the Registrant’s officers and directors (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on August 26, 2021).

10.5
Form of Indemnification Agreement by and between the Company and its directors and officers (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on August 26, 2021).

10.6#	Xos, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on August 26, 2021).
10.6a#	Form of Global Option Grant Notice (incorporated by reference to Exhibit 10.6a of the Company’s Current Report on Form 8-K filed on August 26, 2021).
10.6b#	Form of Global RSU Award Grant Notice (incorporated by reference to Exhibit 10.6b of the Company’s Current Report on Form 8-K filed on August 26, 2021).
10.7#	Xos, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on August 26, 2021).
10.8#	Second Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed on November 12, 2021).
10.9#
Offer Letter between Dakota Semler and Thor Trucks Inc. (now known as Xos Fleet, Inc.), dated September 6, 2016 (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 filed on September 13, 2021).

10.10#
Offer Letter between Giordano Sordoni and Thor Trucks Inc. (now known as Xos Fleet, Inc.), dated September 7, 2016 (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 filed on September 13, 2021).

10.11#
Offer Letter between Robert Ferber and Thor Trucks Inc. (now known as Xos Fleet, Inc.), dated April 10, 2019 (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 filed on September 13, 2021).

10.12#
Offer Letter between Kingsley Afemikhe and Xos, Inc. (now known as Xos Fleet, Inc.), dated July 10, 2020 (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 filed on September 13, 2021).

10.13#	Offer Letter between Jose Castañeda and Thor Trucks Inc. (now known as Xos Fleet, Inc.), dated March 31, 2020.
10.14#	Offer Letter between Christen Romero and Xos, Inc. (now known as Xos Fleet, Inc.), dated December 6, 2020.
10.15
Lease between Legacy Xos and RIF V – Glendale Commerce Center, LLC, dated August 6, 2021 (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 filed on September 13, 2021).

10.16	Equity Purchase Agreement, dated March 23, 2022 between Xos, Inc. and YA II PN, LTD (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 28, 2022).
16.1	Letter from Marcum LLP to the SEC, dated August 23, 2021 (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed on August 26, 2021).
21.1	List of Subsidiaries.
23.1	Consent of WithumSmith+Brown, PC.
24.1	Power of Attorney (included on signature page hereto).
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
____________
+ Schedules and exhibits have been omitted pursuant to Item 601 (b)(2) of Regulation S-K. The Registrant agrees to furnish supple mentally copy of any omitted schedule or exhibit to the SEC upon request.
# Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2022.

XOS, INC.
By:	/s/ Dakota Semler
Name:	Dakota Semler
Title:	Chief Executive Officer (Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Dakota Semler and Kingsley Afemikhe, and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments and supplements to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dakota Semler	Chief Executive Officer, Chairman (Principal Executive Officer)	March 30, 2022
Dakota Semler

/s/ Kingsley E. Afemikhe	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2022
Kingsley E. Afemikhe

/s/ Giordano Sordoni	Chief Operating Officer, Director	March 30, 2022
Giordano Sordoni

/s/ Anousheh Ansari	Director	March 30, 2022
Anousheh Ansari

/s/ Alice K. Jackson	Director	March 30, 2022
Alice K. Jackson

/s/ Burt Jordan	Director	March 30, 2022
Burt Jordan

/s/ S. Sara Mathew	Director	March 30, 2022
S. Sara Mathew

/s/ George N. Mattson	Director	March 30, 2022
George N. Mattson

/s/ Ed Rapp	Director	March 30, 2022
Ed Rapp