Form 10-Q
period 2022-03-31
Xos, Inc.
filed 2022-05-09
CIK 1819493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  __________ to __________
Commission file number 001-39598
XOS, INC.
______________________________________________________________________________
(Exact name of registrant as specified in its charter)

Delaware	98-1550505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3550 Tyburn Street Los Angeles, CA	90065
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (818) 316-1890

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, $0.0001 par value per share	XOS	Nasdaq Global Market
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	XOSWW	Nasdaq Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No  ☒
The registrant had outstanding 163,637,247 shares of Common Stock, $0.0001 par value as of May 4, 2022.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (“the Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. All statements, other than statements of present or historical fact included in this Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of such terms or other similar expressions. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control.

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

•general economic and political conditions, such as the effects of the COVID-19 pandemic, recessions, interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability and acts of war or military conflict, including repercussions of the recent military conflict between Russia and Ukraine, or terrorism on our business and the actions we may take in response thereto;

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

•the outcome of any known and unknown litigation and regulatory proceedings; and

•any other risks and uncertainties set forth in this Report in the section entitled “Risk Factors”.

A discussion of these and other factors affecting our business and prospects is set forth in Part II, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2022 (the “2021 Form 10-K”). We encourage investors to review these risk factors.

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

•“Fleet-as-a-Service” means our comprehensive suite of products and services facilitating commercial battery-electric fleet operations through a combination of in-house proprietary technology and turnkey solutions from industry-leading partners. The platform includes our X-Pack battery system, X-Platform modular chassis, Energy Services, service and maintenance, digital fleet management products, over-the-air software update technology, and a wide range of additional service products;

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

•“Legacy Xos Preferred Stock” means Class A through A-10 shares of preferred stock, par value $0.0001 per share, issued by Legacy Xos prior to the Business Combination;

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

•“Private Placement Warrants” means the warrants to purchase Common Stock originally issued in a private placement in connection with the Initial Public Offering;

•“Public Warrants” means the redeemable warrants to purchase shares of Common Stock at an exercise price of $11.50 per share originally issued in connection with the Initial Public Offering;

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

Item 1.    Financial Statements

Xos, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	March 31, 2022 (Unaudited)	December 31, 2021
Assets
Cash and cash equivalents	$11,810	$16,142
Restricted cash	3,034	3,034
Accounts receivable	6,848	3,353
Marketable debt securities, available-for-sale — short-term	89,823	94,696
Inventories, net	40,303	30,883
Prepaid expenses and other current assets	17,570	17,850
Total current assets	169,388	165,958
Marketable debt securities, available-for-sale — long-term	28,063	54,816
Property and equipment, net	10,253	7,426
Operating lease right-of-use assets, net	7,765	—
Other assets	506	506
Total assets	$215,975	$228,706

Liabilities and Stockholders’ Equity
Accounts payable	$7,941	$10,122
Other current liabilities	11,857	5,861
Total current liabilities	19,798	15,983
Earn-out shares liability	26,938	29,240
Common stock warrant liability	7,930	7,496
Other non-current liabilities	7,895	1,594
Total liabilities	62,561	54,313
Commitment and Contingencies
Stockholders’ Equity
Common Stock $0.0001 par value, authorized 1,000,000 shares, 163,253 and 163,137 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	16	16
Preferred Stock $0.0001 par value, authorized 10,000 shares, 0 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	179,884	178,851
Accumulated deficit	(25,279)	(4,093)
Accumulated other comprehensive loss	(1,207)	(381)
Total stockholders’ equity	153,414	174,393
Total liabilities and stockholders’ equity	$215,975	$228,706

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Xos, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)

	Three Months Ended March 31
	2022	2021
Revenues	$7,031	$793
Cost of goods sold	10,186	672
Gross margin	(3,155)	121

Operating expenses
General and administrative	11,322	2,354
Research and development	6,949	2,999
Sales and marketing	2,028	312
Total operating expenses	20,299	5,665

Loss from operations	(23,454)	(5,544)

Other income (expense), net	81	(217)
Change in fair value of derivative instruments	(435)	6,394
Change in fair value of earn-out shares liability	2,624	—
Write off of subscription receivable	—	(379)
Realized loss on debt extinguishment	—	(14,104)
Loss before provision for income taxes	(21,184)	(13,850)
Provision for income taxes	2	—
Net loss	(21,186)	(13,850)

Other comprehensive loss
Marketable debt securities, available-for-sale
Change in net unrealized loss, net of tax of $—, for the three months ended March 31, 2022 and 2021	(826)	—
Total comprehensive loss	$(22,012)	$(13,850)

Net loss per share
Basic	$(0.13)	$(0.19)
Diluted	$(0.13)	$(0.19)
Weighted average shares outstanding
Basic	163,165	72,354
Diluted	163,165	72,354

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Xos, Inc. and Subsidiaries
Condensed Consolidated Statements of Legacy Xos Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)

	Legacy Xos Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Par Value
Balance at December 31, 2020	2,762	$7,862	72,277	$7	$290	$(27,494)	$—	$(27,197)
Payment of subscription receivable	—	2,430	—	—	380	—	—	380
Issuance of Legacy Xos Preferred Stock, including note conversion	49,518	66,701	—	—	—	—	—	—
Options exercised	—	—	206	—	3	—	—	3
Stock repurchased and retired	—	—	(94)	—	(1)	—	—	(1)
Stock based compensation expense	—	—	—	—	2	—	—	2
Net loss	—	—	—	—	—	(13,850)	—	(13,850)
Balance at March 31, 2021 (unaudited)	52,280	$76,993	72,389	$7	$674	$(41,344)	$—	$(40,663)

Balance at December 31, 2021	—	$—	163,137	$16	$178,851	$(4,093)	$(381)	$174,393
Stock options exercised	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	1,068	—	—	1,068
Issuance of common stock for vesting of restricted stock units	—	—	133	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(36)	—	(97)	—	—	(97)
Issuance of common stock for commitment shares under Standby Equity Purchase Agreement	—	—	19	—	62	—	—	62
Net and comprehensive loss	—	—	—	—	—	(21,186)	(826)	(22,012)
Balance at March 31, 2022 (unaudited)	—	$—	163,253	$16	$179,884	$(25,279)	$(1,207)	$153,414

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Xos, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Months Ended March 31
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(21,186)	$(13,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	268	89
Amortization of right-of-use assets	355	—
Inventory reserve	1,248	—
Write off of subscription receivable	—	379
Realized loss on debt extinguishment	—	14,104
Change in fair value of derivative instruments	435	(6,394)
Change in fair value of earn-out shares liability	(2,624)	—
Net realized losses on marketable debt securities, available-for-sale	6	—
Stock-based compensation expense	1,391	2
Other non-cash items	732	—
Changes in operating assets and liabilities:
Accounts receivable	(3,495)	94
Inventories	(10,668)	(1,432)
Prepaid expenses and other current assets	280	(862)
Other assets	—	(350)
Accounts payable	(2,278)	(113)
Other liabilities	4,232	(449)
Net cash used in operating activities	(31,304)	(8,782)

INVESTING ACTIVITIES:
Purchase of property and equipment	(2,998)	(202)
Proceeds from sales and maturities of marketable debt securities, available-for-sale	30,151	—
Net cash provided by (used in) investing activities	27,153	(202)

FINANCING ACTIVITIES:
Proceeds from issuance of shares of Legacy Xos Preferred Stock	—	31,759
Proceeds from subscription receivable – preferred	—	2,430
Principal payment of equipment leases	(83)	(38)
Taxes paid related to net share settlement of stock-based awards	(98)	—
Proceeds from stock option exercises	—	2
Net cash (used in) provided by financing activities	(181)	34,153

Net (decrease) increase in cash, cash equivalents and restricted cash	(4,332)	25,169
Cash, cash equivalents and restricted cash, beginning of period	19,176	10,359
Cash, cash equivalents and restricted cash, end of period	$14,844	$35,528

Reconciliation of Cash, Cash Equivalents and Restricted Cash to Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$11,810	$35,528
Restricted cash	3,034	—
Total cash, cash equivalents and restricted cash	$14,844	$35,528

Supplemental disclosure of non-cash investing and financing activities
Purchase of property and equipment in accounts payable	$97	$—
Recognition of right-of-use asset and lease liabilities upon ASC 842 adoption on 1/1/2022	$7,682	$—
Right-of-use asset obtained in exchange for operating lease obligations	$437	$—
Conversion of notes payable to Legacy Xos Preferred Stock:
Issuance of redeemable convertible preferred stock	$—	$34,918
Conversion of interest payable on convertible notes	$—	$2,453
Conversion of notes payable into preferred stock	$—	$21,540

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1— Description of Business

Xos, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Xos”) is a mobility solutions company. Xos manufactures Class 5 to 8 battery-electric commercial vehicles, facilitates fleet transition from traditional internal combustion engine vehicles to electric vehicles, and enables electric fleets to better manage their fleet operations through a portfolio of management tools. Xos developed the X-Platform (its proprietary, purpose-built vehicle chassis platform) and the X-Pack (its proprietary battery system) specifically for the medium- and heavy-duty commercial vehicle segment with a focus on last-mile commercial fleet operations. Xos’ “Fleet-as-a-Service” package offers customers a comprehensive suite of commercial products and services to facilitate electric fleet operations and seamlessly transition their traditional combustion-engine fleets to battery-electric vehicles.

Xos Fleet, Inc. (“Legacy Xos”), the new legal entity name of the legacy Xos operating entity and Xos Services, Inc. (“Xos Services”, formerly Rivordak, Inc.), the subsidiary holding a California dealer license to sell Xos vehicles, are wholly owned subsidiaries of Xos, Inc., and make up 100% of the operations of the Company.

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

Emerging Growth Company

Section 102(b)(1) of the Jumpstart its Business Startups Act (“JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement declared effective pursuant to the Securities Act of 1933, as amended (the “Securities Act”), or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard, until such time the Company is no longer considered to be an emerging growth company. At times, the Company may elect to early adopt a new or revised standard.

Risks and Uncertainties

COVID-19 and actions taken to mitigate its spread have had and may continue to have an adverse impact on the economies and financial markets of many countries, including the areas in which the Company operates. As the COVID-19 pandemic continues to evolve, the Company believes the extent of the pandemic’s impact to its business, operating results, cash flows, liquidity and financial condition will be primarily driven by the severity and duration of the COVID-19 pandemic, the pandemic’s impact on the United States and global economies and the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic. Those primary drivers are beyond the Company’s knowledge and control, and as a result, at this time the Company is unable to predict the cumulative impact, both in terms of severity and duration, that the COVID-19 pandemic will have on its business, operating results, cash flows and financial condition. However, the impact of the COVID-19 pandemic could be material if the current circumstances continue to exist for a prolonged period of time or worsen.

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
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
Note 2— Basis of Presentation and Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies consistently applied in the preparation of the accompanying unaudited condensed consolidated financial statements:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. They do not include all of the information and footnotes required by U.S. GAAP for complete audited financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Legacy Xos and Xos Services. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments (primarily consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2021 and 2020 presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 30, 2022.
Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenues and expenses during the reporting periods. The areas with significant estimates and judgments include, among others, earn-out shares liability, stock-based compensation, common stock warrant liability and product warranty liability. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to the Company’s condensed consolidated financial statements.

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation in the unaudited condensed consolidated financial statements and the accompanying notes, including (i) classification of operating expenses in the unaudited condensed consolidated statements of operations and comprehensive loss and (ii) presenting equipment leases as part of other current and non-current liabilities. The Company reclassified a portion of its payroll related expenses in general and administrative to sales and marketing and research and development. Additionally, the Company reclassified depreciation expense to general and administrative expense. These reclassifications have no effect on previously reported net loss.

Warranty Liability

Since 2021, the Company provides customers with a product warranty that assures that the products meet standard specifications and are free for periods typically between 2 to 5 years. The Company accrues warranty reserve for the products sold, which includes its best estimate of the projected costs to repair or replace items under warranties and recalls if identified. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain given the Company’s relatively short history of sales, and changes to its historical or projected warranty experience may cause material changes to the warranty reserve in the future. Claims incurred under the Company’s standard product warranty programs are recorded based on open claims. No claims were incurred for the year ended December 31, 2021 and the period ended March 31, 2022. The Company recorded warranty liability within other current liabilities in the consolidated balance sheets as of March 31, 2022 and December 31, 2021.

The reconciliation of the change in the Company’s product liability balances for the three months ended March 31, 2022 consisted of the following (in thousands):

March 31, 2022
Warranty liability, beginning of period	$177
Reduction in liability (payments)	—
Increase in liability (new warranties)	298
Warranty liability, end of period	$475

Leases

Upon inception of a contract, the Company evaluates if the contract, or part of the contract, contains a lease. A lease conveys the right to control the use of an identified asset for a period of time in exchange for consideration.

Right-of-use (“ROU”) assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease. The lease liability is measured as the present value of the unpaid lease payments, and the ROU asset value is derived from the calculation of the lease liability, including prepaid lease payments, if any. Lease payments include fixed and in-substance fixed payments, variable payments based on an index or rate, reasonably certain purchase options, termination penalties, fees paid by the lessee to the owners of a special-purpose entity for restructuring the transaction, and probable amounts the lessee will owe under a residual value guarantee. Lease payments do not include (i) variable lease payments other than those that depend on an index or rate, (ii) any guarantee by the lessee of the lessor’s debt, or (iii) any amount allocated to non-lease components, if such election is made upon adoption, per the provisions of ASU 2016-02, Leases.

When the Company cannot determine the actual implicit rates a lease, it uses its estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments. The Company gives consideration to its recent debt issuances, if any, as well as publicly available data for instruments with similar characteristics when calculating its incremental borrowing rate. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. The Company's lease term includes any option to extend the lease when it is reasonably certain to be exercised based on considering all relevant economic factors. Operating expense charges from the lessor are accounted for on an accrual basis. The Company has elected not to separate the lease and non-lease components.

The leases have remaining initial terms ranging from less than 1 year to 6 years.

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
The Company reviews the carrying value of its right-of-use assets for impairment whenever events or changes in circumstances indicate that the recorded value may not be recoverable. Recoverability of assets is measured by comparing the carrying amounts of the assets to the estimated future undiscounted cash flows, excluding financing costs. If the Company determines that an impairment exists, any related impairment loss is estimated based on fair values.

Recent Accounting Pronouncements Issued and Adopted:

ASC 842, Leases: In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), as subsequently amended, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors), and replaces the existing guidance in ASC 840, Leases. The new standard also requires lessees to recognize operating and finance lease liabilities and corresponding ROU assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements.

On January 1, 2022, the Company adopted ASC 842 using the modified retrospective method. The Company has presented financial results and applied its accounting policies for the period beginning January 1, 2022 under ASC 842, while prior period results and accounting policies have not been adjusted and are reflected under legacy GAAP pursuant to ASC 840. In connection with the adoption of ASC 842, the Company performed an analysis of contracts under ASC 840 to ensure proper assessment of leases (or embedded leases) in existence as of January 1, 2022. The Company elected the package of practical expedients permitted under ASC 842, which allows the Company not to reassess 1) whether any expired or existing contracts as of the adoption date are or contain a lease, 2) lease classification for any expired or existing leases as of the adoption date and 3) initial direct costs for any existing leases as of the adoption date. The most significant impact of applying ASC 842 was the recognition of ROU asset and lease liabilities for operating leases in its condensed consolidated balance sheets. On January 1, 2022, the Company recognized an initial operating ROU asset of $7.7 million and associated operating lease liabilities of $7.7 million.

Refer to Note 6 — Leases for further information regarding the impact of the adoption of ASU 2016-02 on the Company's financial statements, as well as its various accounting policies for each lease type.
Recent Accounting Pronouncements Issued and not yet Adopted:

ASU 2016-13, Financial Instruments — Credit Losses (“ASU 2016-13”): In June 2016, the FASB issued ASU 2016-13, the Company will be required to use an expected-loss model for its marketable debt securities, available-for sale, which requires that credit losses be presented as an allowance rather than as an impairment write-down. Reversals of credit losses (in situations in which the estimate of credit losses declines) is permitted in the reporting period that the change occurs. Current U.S. GAAP prohibits reflecting reversals of credit losses in current period earnings. At March 31, 2022, the Company had $117.9 million in marketable debt securities, available for sale which would be subject to this new standard. As of December 31, 2021, these marketable debt securities, available for sale have an average credit rating of A+ and no impairment write-downs have been recorded. The Company is currently evaluating the impact of this new standard on its investment policy and investments and does not expect the standard to have a material impact on its financial statements at adoption or in subsequent periods. The Company expects to adopt the new standard effective January 1, 2023.

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
Note 3— Revenue Recognition
Disaggregated revenues by major source for the three months ended March 31, 2022 and 2021 consisted of the following (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Product and service revenue
Stepvans & vehicle incentives	$6,863	$674
Powertrains	14	119
Fleet-as-a-Service	95	—
Total product revenue	6,972	793
Ancillary revenue	59	—
Total revenue	$7,031	$793

Note 4 — Inventories
Inventory amounted to $40.3 million and $30.9 million, respectively, as of March 31, 2022 and December 31, 2021 and consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$24,008	$20,382
Work in process	18,602	10,659
Finished goods	—	901
Inventories, gross of reserves	42,610	31,942
Less: inventory reserve	(2,307)	(1,059)
Inventories, net	$40,303	$30,883

Note 5 — Selected Balance Sheet Data
Prepaid expenses and other current assets as of March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Prepaid inventories	$8,415	$7,303
Prepaid insurance	3,040	4,996
Deposits (primarily relating to deposits on equipment purchases)	3,203	2,783
Assets held for sale	1,848	1,848
Prepaid licenses and subscriptions	706	801
Others	358	119
Total	$17,570	$17,850

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
Other current liabilities as of March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued expenses(1)	$8,120	$3,997
Lease liabilities, current	1,958	482
Customer deposits	1,026	899
Warranty liability	475	177
Others	278	306
Total	$11,857	$5,861
____________
(1) Primarily relates to personnel costs — wages, health benefits, vacation and other accruals.
Note 6 — Leases
A summary of the balances relating to the Company’s lease assets and liabilities as of March 31, 2022 consisted of the following (in thousands):

	Balance Sheet Location	March 31, 2022
Assets
Operating leases	Operating lease right-of-use assets, net	$7,765
Equipment finance leases	Property and equipment, net	2,156
Total Lease Assets		$9,921

Liabilities
Current
Operating leases	Other current liabilities	$1,465
Equipment finance leases	Other current liabilities	493
Sub-total		$1,958
Non-current
Operating leases	Other non-current liabilities	$6,353
Equipment finance leases	Other non-current liabilities	1,542
Sub-total		$7,895
Total Lease Liabilities		$9,853
Operating Leases

The Company has a 5-year office lease on its headquarter facility in Los Angeles, which commenced in January 2022, as well as certain other leases (both short-term and long-term) within the United States.

The Company records lease expense on a straight-line basis over the lease term in general and administrative expense. Total lease expense for the three months ended March 31, 2022 and 2021 was $0.4 million and $0.2 million, respectively.

Lease terms include renewal or termination options that the Company is reasonably certain to exercise. For leases with a term of 12 months or less, the Company has made an accounting policy election to not record a ROU asset and associated lease liability on its unaudited condensed consolidated balance sheet. Total lease expense recorded for these short-term leases is immaterial for the three months ended March 31, 2022.

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
Equipment Finance Leases

The Company leases certain equipment facilities under finance leases that expire on various dates through 2027. The finance lease cost for the three months ended March 31, 2022 and 2021 consisted of the following (in thousands):

	Income Statement Location	March 31, 2022	March 31, 2021
Amortization	General and administrative expense	$160	$29
Interest accretion on finance lease liabilities	Other income (expense), net	27	6
Total		$187	$35
Supplemental Cash Flow Information, Weighted-Average Remaining Lease Term and Discount Rate
The weighted-average remaining lease term and discount rates, as well as supplemental cash flow information for the three months ended March 31, 2022 consisted of the following (in thousands for the supplemental cashflow information):

Supplemental cashflow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$408
ROU assets obtained in exchange for operating lease obligations	$437
Weighted average remaining lease term:
Operating leases	5.3 years
Equipment finance leases	3.7 years
Weighted average discount rate:
Operating lease - IBR	5.5%
Equipment finance leases - rate implicit in the lease	7.0%
Maturity Analysis
A summary of the undiscounted cash flows and a reconciliation to the Company’s lease liabilities as of March 31, 2022 consisted of the following (in thousands):

	March 31, 2022
	Operating Leases	Equipment Finance Leases	Total
2022 (remaining nine months)	$1,233	$480	$1,713
2023	1,894	529	2,423
2024	1,948	444	2,392
2025	2,004	439	2,443
2026	1,672	356	2,028
Thereafter	130	29	159
Total future minimum lease payments	$8,881	$2,277	$11,158
Less: imputed interest	1,063	242	1,305
Present value of Lease Liabilities	$7,818	$2,035	$9,853

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
Schedule of future minimum lease payments for operating and finance leases as of December 31, 2021 consisted of the following (in thousands):

	December 31, 2021
	Operating Leases	Equipment Finance Leases	Total
2022	$1,167	$482	$1,649
2023	1,158	442	1,600
2024	1,192	386	1,578
2025	1,228	401	1,629
2026	1,265	339	1,604
Thereafter	106	27	133
Total future minimum lease payments	$6,116	$2,077	$8,193

Note 7 — Recapitalization and Earn-out Shares Liability

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

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

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

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
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

The Company recognized a gain on the fair value change in Earn-out Shares liability of $2.6 million in its unaudited condensed consolidated statements of operations for the three months ended March 31, 2022.
Note 8 — Investments
Amortized cost, gross unrealized gains/losses in accumulated other comprehensive loss and fair value of marketable debt securities, available-for-sale, by type of security as of March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Corporate debt security	$62,153	$—	$(338)	$61,815
U.S. treasuries	4,966	—	(48)	4,918
Asset-backed security and other	4,868	—	(47)	4,821
Non-U.S. government and supranational bonds	16,375	—	(109)	16,266
Certificate of deposit	2,003	—	—	2,003
	$90,365	$—	$(542)	$89,823
Long-term investments:
Corporate debt security	$24,997	$—	$(591)	$24,406
U.S. treasuries	650	—	(9)	641
Asset-backed security and other	3,081	—	(65)	3,016
	$28,728	$—	$(665)	$28,063

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Corporate debt security	$71,406	$—	$(57)	$71,349
U.S. treasuries	3,415	—	(7)	3,408
Asset-backed security and other	2,555	—	(4)	2,551
Non-U.S. government and supranational bonds	16,405	1	(19)	16,387
Certificate of deposit	1,001	—	—	1,001
	$94,782	$1	$(87)	$94,696
Long-term investments:
Corporate debt security	$42,703	$—	$(246)	$42,457
U.S. treasuries	2,201	—	(5)	2,196
Asset-backed security and other	5,438	—	(28)	5,410
Non-U.S. government and supranational bonds	3,769	—	(16)	3,753
Certificate of deposit	1,000	—	—	1,000
	$55,111	$—	$(295)	$54,816

The Company’s investments in marketable debt securities, available-for-sale that have been in a continuous unrealized loss position by type of security as of March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31, 2022
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt security	$86,221	$(929)	$—	$—	$86,221	$(929)
US treasuries	5,559	(57)	—	—	5,559	(57)
Asset-backed security and other	7,837	(112)	—	—	7,837	(112)
Non-U.S. government and supranational bonds	16,266	(109)	—	—	16,266	(109)
Certificates of deposit	2,003	—	—	—	2,003	—
	$117,886	$(1,207)	$—	$—	$117,886	$(1,207)

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2021
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt security	$113,806	$(303)	$—	$—	$113,806	$(303)
US treasuries	5,604	(12)	—	—	5,604	(12)
Asset-backed security and other	7,961	(32)	—	—	7,961	(32)
Non-U.S. government and supranational bonds	20,140	(34)	—	—	20,140	(34)
Certificates of deposit	2,001	—	—	—	2,001	—
	$149,512	$(381)	$—	$—	$149,512	$(381)

Gross realized gains and gross realized losses from the sales of the Company’s marketable debt securities, available-for-sale for the three months ended March 31, 2022 and 2021 consisted of the following (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Gross realized gains	$—	$—
Gross realized losses	$(6)	$—

Amortized cost and fair value of marketable debt securities, available-for-sale by contractual maturity as of March 31, 2022 consisted of the following (in thousands, except weighted average data):

	Amortized Cost	Fair Value
Due in one year or less	$90,364	$89,822
Due after one year through five years	28,729	28,064
	$119,093	$117,886
Weighted average contractual maturity		0.7 years

Amortized cost and fair value of marketable debt securities, available-for-sale by contractual maturity as of December 31, 2021 consisted of the following (in thousands, except weighted average data):

	Amortized Cost	Fair Value
Due in one year or less	$94,782	$94,696
Due after one year through five years	55,111	54,816
	$149,893	$149,512
Weighted average contractual maturity		0.8 years

Actual maturities may differ from contractual maturities because certain issuers may have the right or obligation to prepay certain obligations with or without penalties.

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
Note 9 — Equity
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

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
Standby Equity Purchase Agreement

On March 23, 2022, the Company entered into a Standby Equity Purchase Agreement (the "SEPA") with YA II PN, Ltd. (“Yorkville”), whereby the Company has the right, but not the obligation, to sell to Yorkville up to $125.0 million of shares of its Common Stock at its request any time during the 36 months following the execution of the SEPA, subject to certain conditions. The Company expects to use any net proceeds for working capital and general corporate purposes.

As consideration for Yorkville’s commitment to purchase shares of common stock at the Company’s direction upon the terms and subject to the conditions set forth in the purchase agreement, upon execution of the purchase agreement, the Company issued 18,582 shares of common stock to Yorkville.
Note 10 — Derivative Instruments

Public and Private Placement Warrants

As of March 31, 2022, the Company had 18,563,297 Public Warrants and 270,001 Private Placement Warrants outstanding, with fair values of $7.8 million and $0.1 million, respectively.

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

Note 11 — Share-Based Compensation

2018 Stock Plan

On November 27, 2018, the Legacy Xos’ board of directors and stockholders adopted the 2018 Stock Plan. There are no shares available for issuance under the 2018 Stock Plan; however, the 2018 Stock Plan continues to govern the terms and conditions of the outstanding awards granted under the 2018 Stock Plan.

Options

As of March 31, 2022, there were 1,834,681 Options outstanding under the 2018 Stock Plan. The amount and terms of Option grants were determined by the board of directors of Legacy Xos. The Options granted under the 2018 Stock Plan generally expire within 10 years from the date of grant and generally vest over 4 years, at the rate of 25% on the first anniversary of the date of grant and ratably on a monthly basis over the remaining 36-month period thereafter based on continued service.

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
Stock option activity during the three months ended March 31, 2022 consisted of the following:

	Options	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Years	Intrinsic Value
December 31, 2021 — Options outstanding	1,838,759	$0.02	$0.02	8.22	$5,756,797
Granted	—	—	—	0.00
Exercised	400	0.02	0.02	0.00
Forfeited	3,678	0.03	0.02	0.00
March 31, 2022 — Options outstanding	1,834,681	$0.02	$0.02	7.98	$5,450,514
March 31, 2022 — Options vested and exercisable	643,002	$0.02	$0.02	7.83	$1,909,819

Aggregate intrinsic value represents the difference between the exercise price of the options and the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised during the three months ended March 31, 2022 and 2021 were approximately $1,000 and $6,000, respectively.

The Company estimates the fair value of options utilizing the Black-Scholes option pricing model, which is dependent upon several variables, including expected option term, expected volatility of the Company's share price over the expected term, expected risk-free rate and expected dividend yield rate. There were no option grants during the three months ended March 31, 2022 and 2021.

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

As of March 31, 2022, there were 20,947,440 shares of Common Stock available for issuance under the 2021 Equity Plan.

RSU activity during the three months ended March 31, 2022 consisted of the following:

	RSU’s	Weighted Average Grant Date Fair Value	Weighted Average Fair Value
December 31, 2021 — RSU outstanding	1,844,820	$3.60	$5,811,183
Granted	1,618,442	2.67	$3,960,984
Vested	133,349	3.21	$347,382
Forfeited	117,532	3.38	$279,746
March 31, 2022 — RSU outstanding	3,212,381	$3.27	$9,605,019

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
The Company recognized stock-based compensation expense (including earn-out RSU’s) in the condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2022, and 2021 totaling approximately $1.4 million and $2,000, respectively, which consisted of the following (in thousands):

	March 31, 2022	March 31, 2021
Cost of goods sold	$29	$—
Research and development	261	—
Sales and marketing	58	—
General and administrative	1,043	2
Total	$1,391	$2

The unamortized stock-based compensation expense was $9.2 million as of March 31, 2022, and weighted average remaining amortization period as of March 31, 2022 was 3.08 years.

The aggregate fair value of RSU’s that vested was $0.3 million during the three months ended March 31, 2022.
Note 12 — Property and Equipment, net
Property and equipment, net consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Equipment	$6,241	$5,244
Furniture & fixtures	168	141
Company vehicles	497	153
Leasehold improvements	626	626
Computers, software and related equipment	1,431	1,289
Construction in progress	3,144	1,444
Property and Equipment, gross	12,107	8,897
Accumulated depreciation	(1,854)	(1,471)
Property and Equipment, net	$10,253	$7,426

Depreciation expense during the three months ended March 31, 2022 and 2021 totaled approximately $0.3 million and $0.1 million, respectively.
Note 13 — Commitments and Contingencies
Operating and Finance Leases
Refer to Note 6, Leases for future minimum lease commitments.
Legal Contingencies

Legal claims may arise from time to time in the normal course of business, the results of which may have a material effect on the Company’s accompanying consolidated financial statements. As of March 31, 2022 and December 31, 2021, the Company was not a party to any legal proceedings, that individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
Note 14 — Related Party Transactions

The Company leases property in North Hollywood, California from the Valley Industrial Properties which is owned by the Sunseeker Trust. The Sunseeker Trust is an irrevocable trust with the beneficiary being the mother of the CEO, Dakota Semler. Rent expense during each of the three months ended March 31, 2022 and 2021 amounted to $35,000, respectively.

The Company has contract manufacturing agreements with Metalsa S.A. de C.V. and Fitzgerald Manufacturing Partners. We utilize Metalsa, a Mexico-based automotive supplier, to provide parts and manufacturing services. Metalsa had an investment in the Company in the form of a convertible note payable which was converted as part of the Series A Financing (see Note 9 above). Similarly, we utilize Fitzgerald Manufacturing Partners to provide parts and manufacturing services; the owner is a stockholder of the Company. We also have lease agreements with Fitzgerald Manufacturing Partners, for which we recorded rent expense of $172,000 and $0 during the three months ended March 31, 2022 and 2021.

The Company had a partial recourse promissory note in the amount of $364,000 due from the COO, Giordano Sordoni. The note was utilized to exercise options provided to him by the Company. Interest is compounded annually at a rate of 2.38%. The note was issued in the amount of $364,000 on June 24, 2019. The full balance and interest of $15,000 was forgiven by the Company during the first quarter of 2021.

The Company converted 34 notes payable with outstanding carrying value of $18.9 million from related parties into 19,664,000 preferred shares as described above in Note 9 - Equity. These related parties consisted of the CEO, COO, board members, board advisors, and various trusts whose beneficiaries are relatives of the CEO.

The Company utilized employees from an entity owned by the CEO in conducting repairs and maintenance at their new headquarters. Amounts charged for these services were at the employees’ current salary rates including benefits and totaled $0 and $37,000 during the three months ended March 31, 2022 and 2021.

Note 15 — Income Taxes

The effective tax rate for the three months ended March 31, 2022 and 2021 was (0.01)% and 0%, respectively. State taxes coupled with losses not benefited resulted in an effective tax rate, below the statutory tax rate of 21% for the three months ended March 31, 2022.
The Company recognizes tax benefits related to positions taken, or expected to be taken, on its tax returns, only if the positions are "more-likely-than-not" sustainable. Once this threshold has been met, the Company's measurement of its expected tax benefits is recognized in its financial statements. The Company does not have any uncertain tax positions that meet this threshold as of March 31, 2022 and December 31, 2021.

The Company files income tax returns with the Internal Revenue Service and the taxing authorities of various states. The tax periods 2018 through 2021 remain open in most jurisdictions. The Company is not currently under examination by income tax authorities in any federal or state jurisdiction.

At March 31, 2022, the Company's deferred income taxes were in a net asset position mainly due to deferred tax assets generated by net operating losses. The Company assesses the likelihood that its deferred tax assets will be realized. A full review of all positive and negative evidence needs to be considered, including the Company's current and past performance, the market environments in which the Company operates, the utilization of past tax credits, length of carryback and carryforward periods, as well as tax planning strategies that might be implemented. Management believes that, based on a number of factors, it is more likely than not, that all or some portion of the deferred tax assets may not be realized; and accordingly, for the periods ended March 31, 2022 and 2021, the Company has provided a valuation allowance against net US deferred tax assets.

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
Note 16 — Net Loss per Share

Basic and diluted net loss per share for the three months ended March 31, 2022 and 2021 consisted of the following (in thousands, except for per share amounts):

	March 31, 2022	March 31, 2021
Numerator:
Net income (loss)	$(21,186)	$(13,850)
Denominator:
Basic
Weighted average common shares outstanding — basic	163,165	72,354
Basic net loss per share	$(0.13)	$(0.19)
Diluted
Weighted average common shares outstanding from above	163,165	72,354
Add: dilutive effect of options	—	—
Add: dilutive effect of RSUs	—	—
Weighted average common shares outstanding	163,165	72,354
Diluted net loss per share	$(0.13)	$(0.19)

Potential weighted average shares that were excluded from the computation of diluted net income (loss) per share because their effect was anti-dilutive as of March 31, 2022 and 2021 consisted of the following (in thousands):

	March 31, 2022	March 31, 2021
Contingent earn-out shares	16,422	—
Common stock public and private warrants	18,833	—
Restricted stock units	731	—
Stock options	1,813	2,341

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

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
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

Assets and liabilities carried at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and Cash Equivalents(1):
Money market funds	$9,215	$9,215	$—	$—
	$9,215	$9,215	$—	$—
Short-Term Investments:
U.S. treasuries	$4,918	$4,918	$—	$—
Corporate debt security	61,815	—	61,815	—
Asset-backed security and other	4,821	—	4,821	—
Non-U.S. government and supranational bonds	16,266	—	16,266	—
Certificate of Deposit	2,003	—	2,003	—
	$89,823	$4,918	$84,905	$—
Long-Term Investments:
U.S. treasuries	$641	$641	$—	$—
Corporate debt security	24,406	—	24,406	—
Asset-backed security and other	3,016	—	3,016	—
	$28,063	$641	$27,422	$—

Financial Liabilities:
Private Placement Warrants	$114	$—	$114	$—
Public Warrants	7,816	7,816	—	—
Contingent Earn-out Shares liability	26,938	—	—	26,938
Total Financial Liabilities	$34,868	$7,816	$114	$26,938

____________
(1) Included in total cash and cash equivalents in the condensed consolidated balance sheets.

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2021
	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and Cash Equivalents(1):
Money market funds	$5,868	$5,868	$—	$—
Non-U.S. government and supranational bonds	647	—	647	—
Corporate debt security	1,805	—	1,805	—
	$8,320	$5,868	$2,452	$—
Short-Term Investments:
U.S. treasuries	$3,408	$3,408	$—	$—
Corporate debt security	71,349	—	71,349	—
Asset-backed security and other	2,551	—	2,551	—
Non-U.S. government and supranational bonds	16,387	—	16,387	—
Certificate of Deposit	1,001	—	1,001	—
	$94,696	$3,408	$91,288	$—
Long-Term Investments:
U.S. treasuries	$2,196	$2,196	$—	$—
Corporate debt security	42,457	—	42,457	—
Asset-backed security and other	5,410	—	5,410	—
Non-U.S. government and supranational bonds	3,753	—	3,753	—
Certificate of Deposit	1,000	—	1,000	—
	$54,816	$2,196	$52,620	$—

Financial Liabilities:
Private Placement Warrants	$140	$—	$140	$—
Public Warrants	7,356	7,356	—	—
Contingent Earn-out Shares liability	29,240	—	—	29,240
Total Financial Liabilities	$36,736	$7,356	$140	$29,240

____________
(1) Included in total cash and cash equivalents in the condensed consolidated balance sheets.

The changes in the fair value of Level 3 financial liabilities during the three months ended March 31, 2022 consisted of the following (in thousands):

Earn-out Shares Liability
Fair value at December 31, 2021	$29,240
Recognition of earn-out RSU’s	322
Change in fair value during the period	(2,624)
Fair value at March 31, 2022	$26,938

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
Significant unobservable inputs related to Level 3 earn-out shares liability consisted of the following as of March 31, 2022:

March 31, 2022
Stock price	$2.99
Stock price volatility	80.0%
Expected term	4.39 years
Risk-free interest rate	2.4%

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
XOS’ MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which Xos’ management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read together with the condensed consolidated financial statements and related notes that are included in this Report. You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim condensed consolidated financial statements and the related notes included elsewhere in this Report and our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 30, 2022. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section entitled “Risk Factors”. Unless the context otherwise requires, references in this “Xos Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of Xos and its consolidated subsidiaries.
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

Our X-Platform (our proprietary, purpose-built vehicle chassis platform) and X-Pack (our proprietary battery system) provide modular features that allow us to accommodate a wide range of last-mile applications and enable us to offer clients at a lower total cost of ownership compared to traditional diesel fleets. The X-Platform and X-Pack are available for purchase as part of the Xos vehicle. The X-Platform and X-Pack were both engineered to be modular in nature to allow fleet operators to customize their vehicles to fit their commercial applications (e.g., upfitting with a specific vehicle body and/or tailoring battery range). In addition to a competitive vehicle purchase price, our technology can also drive savings throughout ownership through increased vehicle uptime, greater payload capacity and reduced service and maintenance expense. Ninety percent of vehicles in our targeted segments operate on routes under 200 miles per shift (referred to as “last-mile” routes). Vehicles that fulfill these predictable last-mile routes generally return to base hubs on a daily basis. Such vehicles are ideal candidates for electrification as operators are able to connect the vehicles to dedicated charging infrastructure at return-to-base hubs. Our modular and cost-effective vehicles have been on the road and in customers’ hands since 2018, further validating the durability of satisfaction with our vehicles. During the three months ended March 31, 2022, we sold 56 vehicles. During the three months ended March 31, 2021, we sold 3 vehicles and 1 powertrain.

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

Our Fleet-as-a-Service product facilitates the transition from traditional internal combustion engine vehicles to battery electric vehicles and provides fleet operators with a comprehensive set of solutions and products (including, but not limited to, Energy Services, service and maintenance, vehicle telematics, OTA updates and financing) to transition to and to operate an electric fleet. This product offering will combine traditionally disaggregated services into a bundled service package, thus reducing the cost and friction associated with electrifying commercial fleets. Services to be offered in our Fleet-as-a-Service offerings include our proprietary technologies and in-house services and offerings from our industry partners. Our Fleet-as-a-Service offering includes (i) Energy Services (on-site vehicle charging infrastructure as well as our proprietary mobile charging unit Xos HubTM); (ii) service and maintenance (provided by our internal maintenance team and industry partners); (iii) replacement parts; (iv) financing via our external partners; (v) risk mitigation products (e.g., GAP insurance and warranties); and (vi) our telematics unit, the Xosphere Intelligence Platform. Fleet-as-a-Service is expected to increase the lifetime revenue of each vehicle sold by us. For the three months ended March 31, 2022, we have generated $7.0 million in revenue (or 99% of revenue) from vehicle sales and Fleet-as-a-Service and $0.1 million from ancillary revenue (or 1% of revenue).

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

We expect both our capital and operating expenditures will increase significantly in connection with our ongoing activities, as we:

•continue to invest in research and development and further develop and commercialize our core proprietary technologies, including our X-Platform chassis platform, X-Pack battery system and Fleet-as-a-Service platform;

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
Recent Development

Standby Equity Purchase Agreement

On March 23, 2022, we entered into a Standby Equity Purchase Agreement (the "SEPA") with YA II PN, Ltd. (“Yorkville”), whereby we shall have the right, but not the obligation, to sell to Yorkville up to $125.0 million of shares of our Common Stock at our request during the 36 months following the execution of the SEPA, subject to certain conditions. We expect to use any net proceeds for working capital and general corporate purposes.

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
Key Factors Affecting Operating Results
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed of this Report.
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

Production of Lyra Series, Improved Battery Pack System

We started the production of the Lyra Series of battery packs during the fourth quarter of 2021. The Lyra series of battery packs features a 52% improvement in gravimetric energy density and a 45% improvement in volumetric energy density, and is compatible with all Xos on-highway vehicles. The battery packs come in two configurations: Lyra 30 (29.4kWh) and Lyra 60 (61.8kWh) offering 25 and 50 miles of range, respectively. Each pack features individual, recirculated air cooling and an independent battery management system, offering improved reliability and the ability to mix-and-match packs to cater to each customer’s unique range requirements.

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

Additionally, recent geopolitical events, such as the recent military conflict between Russia and Ukraine, may increase the severity of supply chain disruptions and further hinder our ability to source inventory for our vehicles. The conflict continues to evolve and its ultimate impact on the Company is uncertain, but a prolonged conflict may have a material negative impact to our business, operating results, cash flows, liquidity and financial condition.

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

Impact of COVID-19

As the COVID-19 pandemic continues to evolve, the ultimate extent of the impact on our businesses, operating results, cash flows, liquidity and financial condition will be primarily driven by the severity and duration of the pandemic as well as the pandemic’s impact on the U.S. and global economies. During the three months ended March 31, 2022, despite the continued COVID-19 pandemic, we continued to operate our business at full capacity, including all of our manufacturing and research and development operations, with the adoption of enhanced health and safety practices. Although we have made our best estimates based upon current information, actual results could materially differ from the estimates and assumptions developed by management. Accordingly, it is reasonably possible that the estimates made in the financial statements have been, or will be, impacted in the near term as a result of these conditions.
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Xos and its wholly owned subsidiaries, Legacy Xos and Xos Services. All significant intercompany accounts and transactions have been eliminated in consolidation. All long-lived assets are maintained in, and all losses are attributable to, the United States.
Currently, we conduct business through one operating segment. We are an early-stage growth company with minimal commercial operations and our activities to date have been conducted exclusively within North America. For more information about our basis of operations, refer to Note 1 - Description of Business in the accompanying unaudited condensed consolidated financial statements for more information.
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

•Payroll expense for employees primarily engaged in sales and marketing activities, including allocation of stock-based compensation expense.

•Depreciation expense on property and equipment related to sales and marketing activities, calculated over the estimated useful life of the property and equipment on a straight-line basis. Upon property and equipment retirement or disposal, the cost of the asset disposed, and the related accumulated depreciation from the accounts and any gain or loss is reflected in the consolidated statements of operations and comprehensive income (loss), allocated to sales and marketing.

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

Other Income (Expense), Net

Other income (expense), net includes interest income from our investments in marketable debt securities, available-for-sale and interest paid on our equipment leases.
Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021
The following table sets forth our historical operating results for the periods indicated:

	For the Three Months Ended March 31,
(in thousands)	2022	2021	$ Change	% Change
Revenues	$7,031	$793	$6,238	787%
Cost of goods sold	10,186	672	9,514	nm(1)
Gross margin	(3,155)	121	(3,276)	nm
Operating expenses
General and administrative	11,322	2,354	8,968	381%
Research and development	6,949	2,999	3,950	132%
Sales and marketing	2,028	312	1,716	nm
Total operating expenses	20,299	5,665	14,634	258%
Loss from operations	(23,454)	(5,544)	(17,910)	323%
Other income (expense), net	81	(217)	298	(137)%
Change in fair value of derivative instruments	(435)	6,394	(6,829)	(107)%
Change in fair value of earn-out interests liability	2,624	—	2,624	100%
Write-off of subscription receivable	—	(379)	379	(100)%
Realized loss on debt extinguishment	—	(14,104)	14,104	(100)%
Loss before provision for income taxes	(21,184)	(13,850)	(7,334)	53%
Provision for income taxes	2	—	2	100%
Net Loss	$(21,186)	$(13,850)	$(7,336)	53%
___________
(1) Percentage changes greater than or equal to 400% are not meaningful and noted as nm in the table above.

Revenues
Our total revenue increased by $6.2 million or 787% from $0.8 million in the three months ended March 31, 2021 to $7.0 million in the three months ended March 31, 2022 primarily driven by increase in unit sales. During the three months ended March 31, 2022, we sold 56 stepvans, compared to 3 stepvans and 1 powertrain during the three months ended March 31, 2021.
Cost of Goods Sold
Cost of goods sold increased by $9.5 million, from $0.7 million in the three months ended March 31, 2021 to $10.2 million in the three months ended March 31, 2022. The increase in cost of goods sold is directly attributable to the increase in our product revenues and increases of (i) $1.2 million in the inventory reserve with no such comparable reserve during the three months ended March 31, 2021 and (ii) $8.3 million in direct materials, direct labor, and manufacturing overhead.

The increase in direct labor encompasses both employee and subcontractor labor costs. The direct labor costs are primarily attributable to an increased headcount and the temporary labor used to manufacture and fulfill current and future orders. Additionally, the use of our contract manufacturing partners to assist in our chassis production line has increased direct labor costs. The increase in direct material costs, is due to not having supply contract agreements necessary to get competitive pricing for raw materials. As production increases and we order materials in larger quantities, we expect to have supply contract agreements that decrease the costs of raw materials. A significant portion of the overhead costs incurred include indirect salaries, facility rent, utilities, and depreciation of production equipment, which are primarily fixed in nature and allocated based on production levels. Accordingly, these costs are still incurred when we experience a reduction in production volume. In the near term, we plan to increase production activities, expecting fixed and semi-fixed overhead costs to be absorbed through the production of our batteries and chassis.
General and Administrative
General and administrative expenses increased by $9.0 million, or 381%, from $2.4 million in the three months ended March 31, 2021 to $11.3 million in the three months ended March 31, 2022, attributable to increases of (i) $5.2 million in headcount and personnel cost for supply chain, sales, legal, accounting, information technology and general and administrative functions necessary to support our business growth (ii) $1.9 million in insurance costs driven by overall coverage increase and the amortization expense of D&O insurance, (iii) $1.1 million in consultant and professional expenses related to the implementation of our new ERP system, financial processes, and the Business Combination, (iv) $0.3 million in investment for equipment and technology driven by an increase in our headcount and (v) $0.5 million in other operating expenses, including depreciation, travel, recruiting, freight and sales tax.
Research and Development
Research and development expenses increased by $4.0 million, or 132%, from $3.0 million in the three months ended March 31, 2021 to $6.9 million in the three months ended March 31, 2022. The growth was primarily due to increases of (i) $2.6 million in allocation of personnel costs driven by higher headcount in engineering, including the allocation of stock-based compensation expense, and (iii) $1.4 million in net other costs, driven by equipment and material purchases used solely for R&D purposes.
Sales and Marketing
Sales and marketing expense increased by $1.7 million, from $0.3 million in the three months ended March 31, 2021 to $2.0 million in the three months ended March 31, 2022. The growth was primarily due to increases of (i) $1.5 million in allocation of personnel costs driven by higher headcount, including the allocation of stock-based compensation expense and (ii) $0.2 million related to consulting fees, public relations costs, participation in tradeshows and general marketing efforts to enhance brand recognition.
Other Income (Expense), net
Other income (expense), net increased by $0.3 million, or 137%, from $0.2 million in the three months ended March 31, 2021 to $0.1 million in the three months ended March 31, 2022. The three months ended March 31, 2022, includes interest income on available-for-sale debt securities, whereas previous quarter period related to interest expense on the convertible notes, which was extinguished during the three months ended March 31, 2021.

Change in Fair Value of Derivatives
This represents changes in the fair value of the derivatives, including the common stock warrant liability assumed as part of the SPAC merger and the conversion feature on the convertible notes issued in prior years. This convertible note was extinguished during the first quarter of 2021, resulting in the release of the derivative liability and hence, a significant fair value gain adjustment in 2021.
Change in Fair Value of Contingent Earn-out Interests Liability
This represents changes in the fair value of the contingent earn-out interests liabilities.
Write-off of Subscription Receivable
In 2020, the Company had a promissory note receivable in the amount of $364,000 due from the Company’s COO, Giordano Sordoni. The note was utilized to exercise options provided to him by the Company. The principal balance of the note and the associated accrued interest was subsequently forgiven during the three months ended March 31, 2021. No similar transaction occurred during the three months ended March 31, 2022.
Realized Loss on Debt Extinguishment
This represents the loss on the conversion of convertible debt into preferred shares during the three months ended March 31, 2021. No similar transaction occurred during the three months ended March 31, 2022.
Provision for income taxes
The Company recorded income tax provision of $2,000 and $0 during the during the three months ended March 31, 2022 and 2021, respectively.
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

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the three months ended March 31, 2022 and 2021, respectively:

(in thousands)	Three Months Ended March 31,
	2022	2021
Net loss	$(21,186)	$(13,850)
Other (income) expense, net	(81)	217
Depreciation	268	89
Provision for income taxes	2	—
EBITDA	$(20,997)	$(13,544)
Change in fair value of derivative instruments	435	(6,394)
Change in fair value of earn-out shares liability	(2,624)	—
Stock based compensation	1,391	2
Adjusted EBITDA	$(21,795)	$(19,936)
Liquidity and Capital Resources

We consummated the Business Combination, which resulted in net cash proceeds of approximately $216.7 million. As of March 31, 2022, our principal sources of liquidity were our cash and cash equivalents (excluding restricted cash) and investments in marketable debt securities, available-for-sale aggregating $129.7 million. In December 2020, we had the initial closing of our Series A Financing, and in the first quarter of 2021, we completed the Series A Financing, including the conversion of all our convertible notes into shares of Legacy Xos preferred stock. Prior to our Series A Financing in December 2020 and the Business Combination, we had financed our operations primarily from the sales of convertible notes.

As an early stage growth company, the net losses and cash outflows we have incurred since inception are consistent with our strategy and budget. We will continue to incur net losses and cash outflows in accordance with our operating plan as we continue to expand our research and development activities with respect to our vehicles and battery systems, scale our operations to meet anticipated demand and establish our Fleet-as-a-Service product offering. Our ability to access capital when needed is not assured and, if capital is not available to us when and in the amounts needed, we could be required to delay, scale back or abandon some or all of our development programs and other operations, which could materially harm our business, prospects, financial condition and operating results.

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
Cash Flows Summary
Summary of cash flow data consisted of the following (in thousands):

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(31,304)	$(8,782)
Net cash provided by (used in) investing activities	27,153	(202)
Net cash provided by (used in) financing activities	(181)	34,153
Net increase (decrease) in cash and cash equivalents	$(4,332)	$25,169

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
Net cash used in operating activities was $31.3 million for the three months ended March 31, 2022, primarily consisting of a net loss excluding non-cash expenses and gains of $19.4 million, and net changes in operating assets and liabilities of $11.9 million, including $10.7 million in inventory cost build-up as production ramps up.
Net cash used in operating activities was $8.8 million for the three months ended March 31, 2021, primarily consisting of a net loss excluding non-cash expenses and gains of $5.7 million, and net changes in operating assets and liabilities of $3.1 million, including $1.4 million in inventory cost build-up in anticipation of production ramp-up.
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
Net cash provided by investing activities was $27.2 million for the three months ended March 31, 2022, primarily consisting of property and equipment additions of $3.0 million and net proceeds from sale of investments in marketable debt securities of $30.2 million.
Net cash used in investing activities was $0.2 million for the three months ended March 31, 2021, primarily relating to property and equipment additions.
Cash Flows from Financing Activities
Net cash used in financing activities was $0.2 million for the three months ended March 31, 2022, primarily relating to taxes paid relating to net-settlement of stock-based awards of $0.1 million and equipment lease principal payments of $0.1 million.
Net cash provided by financing activities was $34.2 million for the three months ended March 31, 2021, which primarily relating to the Series A Financing in December 2020, resulting in the receipt of $34.2 million in cash and subscription receivables. As part of this financing, we also converted all of our convertible debt and accrued interest to additional shares of Legacy Xos Preferred Stock in January 2021.
Contractual Obligations and Commitments
We did not have any material contractual obligations or other commitments as of March 31, 2022, other than what’s disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined under the applicable rules and regulations of the SEC.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) which requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenues and expenses during the reporting periods. Our most significant estimates and judgments involve valuation of stock-based compensation, including the fair value of our Common Stock, and the valuation of the convertible notes payable, the SAFE, and derivative liability. We base our estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to our financial statements.

There were no material changes in our critical accounting policies, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Recent Accounting Pronouncements
See Note 2 — Basis of Presentation and Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements included in this filing for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and our results of operations.
Internal Control Over Financial Reporting
As disclosed in our 2021 Form 10-K, we were not required to comply with the rules of the SEC implementing Section 404 of the Sarbanes-Oxley Act, based on our business combination date and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We excluded management’s report on internal controls over financial reporting pursuant to Section 215.02 of the SEC’s Compliance and Disclosure Interpretations. We are required to disclose changes made in our internal controls and procedures on a quarterly basis, we are not required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the year following our first annual report required to be filed with the SEC post-merger, which is December 31, 2022. We have begun the process of establishing a system of internal control to support management’s evaluation of internal control subsequent to the completed Business Combination on August 20, 2021.

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

If we cannot conclude that we have effective internal control over our financial reporting, investors could lose confidence in the reliability of our financial statements, which could lead to a decline in our stock price. Failure to comply with reporting requirements could also subject us to sanctions and/or investigations by the SEC, the NASDAQ or other regulatory authorities. If we fail to remedy any deficiencies or maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties or stockholder litigation. In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our operating results or financial condition..
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market and other risks, including the effects of changes in interest rates, inflation, and foreign currency exchange rates, as well as risks to the availability of funding sources, hazard events, and specific asset risks.
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. We maintain a portfolio of investments in a variety of fixed and variable debt rate securities, including, U.S. treasuries, corporate debt, asset-backed securities, non-U.S. government and supranational bonds and certificate of deposit. As of March 31, 2022, the fair value of investments in marketable debt securities, available-for-sale was $117.9 million. The primary objective of our investment activity is to maintain the safety of principal, and to provide for future liquidity requirements while maximizing yields without significantly increasing risk. While some investments may be securities of companies in foreign countries, all investments are denominated and payable in U.S. Dollars. We do not enter into investments for trading or speculative purposes. While our intent is not to sell these investment securities prior to their stated maturities, we may choose to sell any of the securities for strategic reasons including, but not limited to, anticipated capital requirements, anticipation of credit deterioration, duration management and because a security no longer meets the criteria of our investment policy. We do not use derivatives or similar instruments to manage our interest rate risk. We seek to invest in high quality investments. The weighted average rating (exclusive of cash and cash equivalents) was AA- as of December 31, 2021. Maturities are maintained consistent with our short-, medium- and long-term liquidity objectives.

The following table sets forth the impact on the fair value of our investments as of March 31, 2022 from changes in interest rates based on the weighted average duration of the debt securities in our portfolio (dollars in thousands):

Approximate Change in Fair Value of Investments
Change in Interest Rate	Increase (Decrease)
2% Decrease	$1,501
1% Decrease	$750
1% Increase	$(708)
2% Increase	$(1,289)
Foreign Currency Risk
There was no material foreign currency risk for the three months ended March 31, 2022 and 2021.
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
As required by Rules 13(a)-15(e) and 15(d)-15(e) under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out evaluations of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon each of their evaluations, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Exchange Act) were effective as of the end of the quarter ended March 31, 2022.

Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2022, we continue to be engaged in the process of design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations subsequent to the business combination, including the enhancement of our internal and external technical accounting resources.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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
Item 1A.    Risk Factors
Our risk factors are described in the “Risk Factors” section of our 2021 Form 10-K. There have been no material changes to our risk factors since the filing of the 2021 Form 10-K.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
In consideration for Yorkville’s commitments under the SEPA, we issued 18,582 shares of our Common Stock to Yorkville on March 23, 2022. We did not receive any cash proceeds in connection with this issuance.
The issuance of the securities in this transaction was made in reliance on the exemption from registration in Section 4(a)(2) under the Securities Act.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.
Item 6.    Exhibits
(a)Exhibits.

Exhibit Number	Description
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 26, 2021).
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on August 26, 2021).
10.1	Equity Purchase Agreement, dated March 23, 2022 between Xos, Inc. and YA II PN, LTD (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 28, 2022).
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XOS, INC.
Date: May 9, 2022	By:	/s/ Dakota Semler
	Name:	Dakota Semler
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2022	By:	/s/ Kingsley E. Afemikhe
	Name:	Kingsley E. Afemikhe
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)