Form 10-Q
period 2022-06-30
Xos, Inc.
filed 2022-08-11
CIK 1819493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No  ☒
The registrant had outstanding 166,092,078 shares of Common Stock, $0.0001 par value as of August 8, 2022.

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

•our ability to scale in a cost-effective manner, including hiring qualified personnel, particularly during recent labor shortages, to meet our manufacturing and delivery goals;

•developments and projections relating to our competitors and industry;

•general economic and political conditions, such as the effects of the COVID-19 pandemic, recessions, interest rates, inflation, local and national elections, fuel prices, international currency fluctuations, corruption, political instability and acts of war or military conflict, including repercussions of the recent military conflict between Russia and Ukraine, or terrorism on our business and the actions we may take in response thereto;

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

•“X-Platform” means our proprietary, purpose-built vehicle chassis platform; and

•“Xosphere Intelligence Platform” means our advanced connected vehicle ecosystem that combines our proprietary hardware and embedded software with a modern and intuitive user platform.

Item 1.    Financial Statements
Index to Unaudited Condensed Consolidated Financial Statements

Page
Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 (Unaudited)	7
Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2022 and 2021 (Unaudited)	8
Condensed Consolidated Statements of Legacy Xos Preferred Stock and Stockholders' Equity (Deficit) for the Three and Six Months Ended June 30, 2022 and 2021 (Unaudited)	9
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 and 2021 (Unaudited)	10
Notes to Condensed Consolidated Financial Statements (Unaudited)	12

Xos, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
Unaudited
(in thousands, except par value)

	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$4,251	$16,142
Restricted cash	3,034	3,034
Accounts receivable	12,931	3,353
Marketable debt securities, available-for-sale — short-term	64,651	94,696
Inventories, net	62,197	30,883
Prepaid expenses and other current assets	20,971	17,850
Total current assets	168,035	165,958
Marketable debt securities, available-for-sale — long-term	13,218	54,816
Property and equipment, net	16,754	7,426
Operating lease right-of-use assets, net	7,306	—
Other non-current assets	1,504	506
Total assets	$206,817	$228,706

Liabilities and Stockholders’ Equity
Accounts payable	$8,761	$10,122
Other current liabilities	21,767	5,861
Total current liabilities	30,528	15,983
Earn-out shares liability	11,894	29,240
Common stock warrant liability	4,227	7,496
Other non-current liabilities	10,738	1,594
Total liabilities	57,387	54,313
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Common Stock $0.0001 par value, authorized 1,000,000 shares, 165,504 and 163,137 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	17	16
Preferred Stock $0.0001 par value, authorized 10,000 shares, 0 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	185,516	178,851
Accumulated deficit	(34,746)	(4,093)
Accumulated other comprehensive loss	(1,357)	(381)
Total stockholders’ equity	149,430	174,393
Total liabilities and stockholders’ equity	$206,817	$228,706

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Xos, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
Unaudited
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$9,766	$596	$16,797	$1,389
Cost of goods sold	14,891	585	25,077	1,257
Gross margin	(5,125)	11	(8,280)	132

Operating expenses
General and administrative	12,093	4,599	23,415	6,953
Research and development	7,635	2,742	14,584	5,741
Sales and marketing	2,960	524	4,988	836
Total operating expenses	22,688	7,865	42,987	13,530

Loss from operations	(27,813)	(7,854)	(51,267)	(13,398)

Other income (expense), net	(226)	126	(145)	(91)
Change in fair value of derivative instruments	3,703	(1,430)	3,268	4,964
Change in fair value of earn-out shares liability	14,870	—	17,494	—
Write off of subscription receivable	—	—	—	(379)
Realized loss on debt extinguishment	—	—	—	(14,104)
Loss before provision for income taxes	(9,466)	(9,158)	(30,650)	(23,008)
Provision for income taxes	1	—	3	—
Net loss	$(9,467)	$(9,158)	$(30,653)	$(23,008)

Other comprehensive loss
Marketable debt securities, available-for-sale
Change in net unrealized loss, net of tax of $0, for the three and six months ended June 30, 2022 and 2021	(150)	—	(976)	—
Total comprehensive loss	$(9,617)	$(9,158)	$(31,629)	$(23,008)

Net loss per share
Basic	$(0.06)	$(0.13)	$(0.19)	$(0.32)
Diluted	$(0.06)	$(0.13)	$(0.19)	$(0.32)
Weighted average shares outstanding
Basic	164,041	72,389	163,606	72,372
Diluted	164,041	72,389	163,606	72,372

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Xos, Inc. and Subsidiaries
Condensed Consolidated Statements of Legacy Xos Preferred Stock and Stockholders’ Equity (Deficit)
Unaudited
(in thousands)

	Legacy Xos Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Par Value
Balance at December 31, 2020	2,762	$7,862	72,277	$7	$290	$(27,494)	$—	$(27,197)
Payment of subscription receivable	—	2,430	—	—	380	—	—	380
Issuance of Legacy Xos Preferred Stock, including note conversion	49,518	66,701	—	—	—	—	—	—
Stock options exercised	—	—	206	—	3	—	—	3
Stock repurchased and retired	—	—	(94)	—	(1)	—	—	(1)
Stock based compensation expense	—	—	—	—	2	—	—	2
Net loss	—	—	—	—	—	(13,850)	—	(13,850)
Balance at March 31, 2021	52,280	$76,993	72,389	$7	$674	$(41,344)	$—	$(40,663)
Stock based compensation expense	—	—	—	—	1	—	—	1
Stock options exercised	—	—	2	—	—	—	—	—
Net loss	—	—	—	—	—	(9,158)	—	(9,158)
Balance at June 30, 2021	52,280	$76,993	72,391	$7	$675	$(50,502)	$—	$(49,820)

Balance at December 31, 2021	—	$—	163,137	$16	$178,851	$(4,093)	$(381)	$174,393
Stock based compensation expense	—	—	—	—	1,068	—	—	1,068
Issuance of common stock for vesting of restricted stock units	—	—	133	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(36)	—	(97)	—	—	(97)
Issuance of common stock for commitment shares under the Standby Equity Purchase Agreement	—	—	19	—	62	—	—	62
Net and comprehensive loss	—	—	—	—	—	(21,186)	(826)	(22,012)
Balance at March 31, 2022	—	$—	163,253	$16	$179,884	$(25,279)	$(1,207)	$153,414
Stock options exercised	—	—	385	—	1	—	—	1
Stock based compensation expense	—	—	—	—	1,407	—	—	1,407
Issuance of common stock for vesting of restricted stock units	—	—	89	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(33)	—	(86)	—	—	(86)
Issuance of common stock under the Standby Equity Purchase Agreement	—	—	1,810	1	4,310	—	—	4,311
Net and comprehensive loss	—	—	—	—	—	(9,467)	(150)	(9,617)
Balance at June 30, 2022	—	$—	165,504	$17	$185,516	$(34,746)	$(1,357)	$149,430

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Xos, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Unaudited
(in thousands, unaudited)

	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(30,653)	$(23,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	562	380
Amortization of right-of-use assets	815	—
Inventory reserve	2,212	—
Write off of subscription receivable	—	379
Realized loss on debt extinguishment	—	14,104
Change in fair value of derivative instruments	(3,268)	(4,964)
Change in fair value of earn-out shares liability	(17,494)	—
Net realized losses on marketable debt securities, available-for-sale	69	—
Stock-based compensation expense	2,469	3
Other non-cash items	1,191	—
Changes in operating assets and liabilities:
Accounts receivable	(9,578)	(392)
Inventories	(33,058)	(4,941)
Prepaid expenses and other current assets	(3,121)	(1,697)
Other assets	(998)	—
Accounts payable	(2,102)	(581)
Other liabilities	17,126	564
Net cash used in operating activities	(75,828)	(20,153)

INVESTING ACTIVITIES:
Purchase of property and equipment	(9,462)	(702)
Proceeds from sales and maturities of marketable debt securities, available-for-sale	69,561	—
Net cash provided by (used in) investing activities	60,099	(702)

FINANCING ACTIVITIES:
Proceeds from issuance of shares of Legacy Xos Preferred Stock	—	31,757
Proceeds from subscription receivable – preferred	—	2,430
Principal payment of equipment leases	(289)	(77)
Taxes paid related to net share settlement of stock-based awards	(183)	—
Proceeds from stock option exercises	—	3
Proceeds from issuance of common stock under Standby Equity Purchase Agreement	4,310	—
Net cash provided by financing activities	3,838	34,113

Net (decrease) increase in cash, cash equivalents and restricted cash	(11,891)	13,258
Cash, cash equivalents and restricted cash, beginning of period	19,176	10,359
Cash, cash equivalents and restricted cash, end of period	$7,285	$23,617

Reconciliation of Cash, Cash Equivalents and Restricted Cash to Unaudited Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$4,251	$23,617
Restricted cash	3,034	—

Total cash, cash equivalents and restricted cash	$7,285	$23,617

Supplemental disclosure of non-cash investing and financing activities
Purchase of property and equipment in accounts payable	$741	$—
Recognition of right-of-use asset and lease liabilities upon ASC 842 adoption	$7,682	$—
Right-of-use asset obtained in exchange for operating lease obligations	$437	$—
Conversion of notes payable to Legacy Xos Preferred Stock:
Issuance of redeemable convertible preferred stock	$—	$34,918
Conversion of interest payable on convertible notes	$—	$2,453
Conversion of notes payable into preferred stock	$—	$21,540
Fair value adjustment of related party debt at conversion	$—	$3,763

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited

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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
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

Inflation and Other Risks

The Company is exposed to a variety of market and other risks, including the effects of changes in interest rates and inflation, as well as risks to the availability of funding sources, hazard events, and specific asset risks. The U.S. economy is experiencing broad and rapid inflation. The Company monitors inflation and the effects of changing prices. Inflation increases the cost of goods and services used. If the Company’s costs were to become subject to significant inflationary pressures, the Company may not be able to fully offset these higher costs through price increases or mitigate the impact through alternative solutions.

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

In the opinion of management, all adjustments (primarily consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2021 and 2020 presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 30, 2022.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenues and expenses during the reporting periods. The areas with significant estimates and judgments include, among others, inventory valuation, incremental borrowing rates for assessing operating and financing lease liabilities, useful lives of property and equipment, earn-out shares liability, stock-based compensation, common stock warrant liability and product warranty liability. Management bases its estimates on historical

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to the Company’s condensed consolidated financial statements.

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

Inventory and Inventory Valuation

The Company’s inventory, which includes raw materials, work in-process, and finished goods, is carried at the lower of cost or net realizable value (“NRV”). Inventory is valued using average costing, as that method accurately reflects the frequency of the Company’s inventory purchases. In the case of manufactured inventories and work in progress, cost includes an appropriate share of production overheads based on operating capacity.

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

The Company also reviews its inventory to determine whether its carrying value exceeds the net amount realizable upon the ultimate sale of the inventory. NRV is the estimated selling price of inventory in the ordinary course of business, less estimated costs of completion, disposal, and transportation. At the end of each reporting period, the Company determines the estimated selling price of its inventory based on market conditions. Once inventory is written-down, a new, lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Warranty Liability

Since 2021, the Company provides customers with a product warranty that assures that the products meet standard specifications and are free for periods typically between 2 to 5 years. The Company accrues warranty reserve for the products sold, which includes its best estimate of the projected costs to repair or replace items under warranties and recalls if identified. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain given the Company’s relatively short history of sales, and changes to its historical or projected warranty experience may cause material changes to the warranty reserve in the future. Claims incurred under the Company’s standard product warranty programs are recorded based on open claims. Claims incurred in each of the three and six months ended June 30, 2022 were $6,000, respectively; no claims were incurred for the year ended December 31, 2021. The Company recorded warranty liability within other current liabilities in the consolidated balance sheets as of June 30, 2022 and December 31, 2021. The Company did not record warranty liability for the three or six months ended June 30, 2021 as the product warranty had not been established.

The reconciliation of the change in the Company’s product liability balances during the three months and six months ended June 30, 2022 consisted of the following (in thousands):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Warranty liability, beginning of period	$475	$177
Reduction in liability (payments)	(6)	(6)
Increase in liability (new warranties)	363	661
Warranty liability, end of period	$832	$832

Leases

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited

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

When the Company cannot determine the actual implicit rate in a lease, it uses its estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments. The Company gives consideration to its recent debt issuances, if any, as well as publicly available data for instruments with similar characteristics when calculating its incremental borrowing rate. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. The Company's lease term includes any option to extend the lease when it is reasonably certain to be exercised based on considering all relevant economic factors. Operating expense charges from the lessor are accounted for on an accrual basis. The Company has elected not to separate the lease and non-lease components.

The leases have remaining initial terms ranging from less than 1 year to 5 years.

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
Recent Accounting Pronouncements Issued and not yet Adopted:

ASU 2016-13, Financial Instruments — Credit Losses (“ASU 2016-13”): In June 2016, the FASB issued ASU 2016-13, which states the Company will be required to use an expected-loss model for its marketable debt securities, available-for sale, which requires that credit losses be presented as an allowance rather than as an impairment write-down. Reversals of credit losses (in situations in which the estimate of credit losses declines) is permitted in the reporting period that the change occurs. Current

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
U.S. GAAP prohibits reflecting reversals of credit losses in current period earnings. At June 30, 2022, the Company had $77.9 million in marketable debt securities, available for sale which would be subject to this new standard. As of December 31, 2021, these marketable debt securities, available for sale have an average credit rating of A and no impairment write-downs have been recorded. The Company is currently evaluating the impact of this new standard on its investment policy and investments and does not expect the standard to have a material impact on its financial statements at adoption or in subsequent periods. The Company expects to adopt the new standard effective January 1, 2023.

Note 3— Revenue Recognition
Disaggregated revenues by major source during the three and six months ended June 30, 2022 and 2021 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Product and service revenue
Stepvans & vehicle incentives	$8,561	$—	$15,424	$715
Powertrains	656	596	670	674
Fleet-as-a-Service	38	—	133	—
Total product revenue	9,255	596	16,227	1,389
Ancillary revenue	511	—	570	—
Total revenues	$9,766	$596	$16,797	$1,389

Note 4 — Inventories
Inventory amounted to $62.2 million and $30.9 million, respectively, as of June 30, 2022 and December 31, 2021 and consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$40,138	$20,382
Work in process	25,330	10,659
Finished goods	—	901
Inventories, gross of reserves	65,468	31,942
Less: inventory reserve	(3,271)	(1,059)
Inventories, net	$62,197	$30,883

Note 5 — Selected Balance Sheet Data
Prepaid expenses and other current assets as of June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited

	June 30, 2022	December 31, 2021
Prepaid inventories	$15,735	$7,303
Prepaid insurance	1,102	4,996
Deposits (primarily relating to deposits on equipment purchases)	805	2,783
Assets held for sale	1,848	1,848
Prepaid licenses and subscriptions	741	801
Others	740	119
Total	$20,971	$17,850
Other current liabilities as of June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued expenses and other(1)	$16,346	$4,303
Lease liabilities, current	3,520	482
Customer deposits	1,068	899
Warranty liability	833	177
Total	$21,767	$5,861
____________
(1) Primarily relates to personnel costs — wages, health benefits, vacation and other accruals.
Note 6 — Leases
A summary of the balances relating to the Company’s lease assets and liabilities as of June 30, 2022 consisted of the following (in thousands):

	Balance Sheet Location	June 30, 2022
Assets
Operating leases	Operating lease right-of-use assets, net	$7,306
Equipment finance leases	Property and equipment, net	7,734
Total Lease Assets		$15,040

Liabilities
Current
Operating leases	Other current liabilities	$1,484
Equipment finance leases	Other current liabilities	2,036
Sub-total		$3,520
Non-current
Operating leases	Other non-current liabilities	$5,950
Equipment finance leases	Other non-current liabilities	4,788
Sub-total		$10,738
Total Lease Liabilities		$14,258
Operating Leases

The Company has a 5-year office lease on its headquarter facility in Los Angeles, which commenced in January 2022, as well as certain other leases (both short-term and long-term) within the United States.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
The Company records lease expense on a straight-line basis over the lease term in general and administrative expense and cost of goods sold, depending on the nature and use of the leased asset. Total lease expense for the three months ended June 30, 2022 and 2021 was $0.4 million and $0.1 million, respectively. Total lease expense recorded was $0.9 million and $0.3 million, for the six months ended June 30, 2022 and 2021,respectively.

Lease terms include renewal or termination options that the Company is reasonably certain to exercise. For leases with a term of 12 months or less, the Company has made an accounting policy election to not record a ROU asset and associated lease liability on its unaudited condensed consolidated balance sheet. Total lease expense recorded for these short-term leases was $0.3 million and $0.4 million for the three and six months ended June 30, 2022, respectively.
Equipment Finance Leases

The Company leases certain equipment facilities under finance leases that expire on various dates through 2027. The finance lease cost during the three and six months ended June 30, 2022 and 2021 consisted of the following (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Income Statement Location	2022	2021	2022	2021
Amortization	General and administrative expense	$78	$19	$238	$48
Interest accretion on finance lease liabilities	Other income (expense), net	65	4	92	10
Total		$143	$23	$330	$58

Supplemental Cash Flow Information, Weighted-Average Remaining Lease Term and Discount Rate
The weighted-average remaining lease term and discount rates, as well as supplemental cash flow information as of and for the six months ended June 30, 2022 consisted of the following (in thousands for the supplemental cashflow information):

Supplemental cashflow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$808
ROU assets obtained in exchange for operating lease obligations	$437
Weighted average remaining lease term:
Operating leases	4.4 years
Equipment finance leases	3.1 years
Weighted average discount rate:
Operating lease - IBR	5.5%
Equipment finance leases - rate implicit in the lease	7.8%
Maturity Analysis
A summary of the undiscounted cash flows and a reconciliation to the Company’s lease liabilities as of June 30, 2022 consisted of the following (in thousands):

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited

	June 30, 2022
	Operating Leases	Equipment Finance Leases	Total
2022 (remaining six months)	$926	$1,311	$2,237
2023	1,860	2,408	4,268
2024	1,907	2,329	4,236
2025	1,963	1,224	3,187
2026	1,631	360	1,991
Thereafter	114	29	143
Total future minimum lease payments	$8,401	$7,661	$16,062
Less: imputed interest	967	837	1,804
Present value of Lease Liabilities	$7,434	$6,824	$14,258
Schedule of future minimum lease payments for operating and finance leases as of December 31, 2021 consisted of the following (in thousands):

	December 31, 2021
	Operating Leases	Equipment Finance Leases	Total
2022	$1,167	$482	$1,649
2023	1,158	442	1,600
2024	1,192	386	1,578
2025	1,228	401	1,629
2026	1,265	339	1,604
Thereafter	106	27	133
Total future minimum lease payments	$6,116	$2,077	$8,193

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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
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

The Company recognized a gain on the fair value change in Earn-out Shares liability of $14.9 million and $17.5 million in its unaudited condensed consolidated statements of operations during the three and six months ended June 30, 2022, respectively.
Note 8 — Investments
Amortized cost, gross unrealized gains/losses in accumulated other comprehensive loss and fair value of marketable debt securities, available-for-sale, by type of security as of June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Corporate debt security	$42,945	$—	$(695)	$42,250
U.S. treasuries	5,608	—	(74)	5,534
Asset-backed security and other	5,868	—	(77)	5,791
Non-U.S. government and supranational bonds	9,179	—	(107)	9,072
Certificate of deposit	2,004	—	—	2,004
	$65,604	$—	$(953)	$64,651
Long-term investments:
Corporate debt security	$11,580	$—	$(349)	$11,231
Asset-backed security and other	2,042	—	(55)	1,987
	$13,622	$—	$(404)	$13,218

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited

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

The Company’s investments in marketable debt securities, available-for-sale that have been in a continuous unrealized loss position by type of security as of June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	June 30, 2022
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt security	$53,481	$(1,044)	$—	$—	$53,481	$(1,044)
US treasuries	5,534	(74)	—	—	5,534	(74)
Asset-backed security and other	7,778	(132)	—	—	7,778	(132)
Non-U.S. government and supranational bonds	9,072	(107)	—	—	9,072	(107)
Certificates of deposit	2,004	—	—	—	2,004	—
	$77,869	$(1,357)	$—	$—	$77,869	$(1,357)

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited

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

Gross realized gains and gross realized losses from the sales of the Company’s marketable debt securities, available-for-sale for the three and six months ended June 30, 2022 and 2021 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gross realized gains	$—	$—	$—	$—
Gross realized losses	$(63)	$—	$(69)	$—

Amortized cost and fair value of marketable debt securities, available-for-sale by contractual maturity as of June 30, 2022 consisted of the following (in thousands, except weighted average data):

	Amortized Cost	Fair Value
Due in one year or less	$65,604	$64,651
Due after one year through five years	13,622	13,218
	$79,226	$77,869
Weighted average contractual maturity		0.7 years

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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
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
Preferred Stock: The Preferred Stock may be issued from time to time in one or more series. The Board of Directors of the Company (the “Board of Directors”) is hereby expressly authorized to provide for the issue of all or any number of the shares of the Preferred Stock in one or more series, and to fix the number of shares and to determine or alter for each such series, such voting powers, full or limited, or no voting powers, and such designation, preferences, and relative, participating, optional, or other rights and such qualifications, limitations, or restrictions thereof, as shall be stated and expressed in the resolution or resolutions adopted by the Board of Directors providing for the issuance of such shares and as may be permitted by the Delaware General Corporation Law (the “DGCL”). The Board of Directors is also expressly authorized to increase (but not above the total number of authorized shares of the class) or decrease (but not below the number of shares of such series then outstanding) the number of shares of any series subsequent to the issuance of shares of that series. In case the number of shares of any series shall be decreased in accordance with the foregoing sentence, the shares constituting such decrease shall resume the status that they had prior to the adoption of the resolution originally fixing the number of shares of such series.
Legacy Xos’ Preferred Stock
During the fourth quarter of 2020, Legacy Xos executed a financing round and issued shares of preferred stock (the “Series A Financing’’). The Series A Financing included the authorization of 25,794,475 shares of Legacy Xos Preferred Stock in classes A through A-10. The shares of Class A Legacy Xos Preferred Stock were allocated to investors who contributed new money to Legacy Xos, while the shares of Class A-1 through A-10 Legacy Xos Preferred Stock were issued in exchange to convertible note holders. As part of this raise, 1,411,764 shares of Class A Legacy Xos Preferred Stock and one warrant exercisable for 319,411 shares of Class A Legacy Xos Preferred Stock were issued for aggregate cash proceeds of $9.6 million and a subscription receivable for $2.4 million. During the quarter ended March 31, 2021, the Legacy Xos issued an additional 3,739,846 shares of Class A Legacy Xos Preferred Stock raising $31.8 million in cash proceeds, and the conversion of the SAFE agreement (Simple Agreement for Future Equity) issued to Elemental Excelerator (the “SAFE Note”).
As part of this transaction, Legacy Xos converted $21.5 million of convertible notes and $2.5 million in accrued interest into 21,570,308 shares of Class A-1 through A-10 Legacy Xos Preferred Stock. These exchanges from convertible notes into shares of Legacy Xos Preferred Stock included transactions with both related and unrelated parties (refer to Note 14). The differences between the total carrying value of the converted notes held by third parties, and the fair value of the issued shares of Legacy Xos Preferred stock, was recorded as realized loss on debt extinguishment in the consolidated statement of operations.
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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
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

During the three months ended June 30, 2022, the Company issued 1,809,515 shares of Common Stock under the SEPA for proceeds of $4.3 million. As of June 30, 2022, the remaining commitment available under the agreement was $120.7 million.
Note 10 — Derivative Instruments

Public and Private Placement Warrants

As of June 30, 2022, the Company had 18,613,299 Public Warrants and 219,999 Private Placement Warrants outstanding, with fair values of $4.2 million and $49,000, respectively.

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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
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

Options

As of June 30, 2022, there were 1,786,679 Options outstanding under the 2018 Stock Plan. The amount and terms of Option grants were determined by the board of directors of Legacy Xos. The Options granted under the 2018 Stock Plan generally expire within 10 years from the date of grant and generally vest over 4 years, at the rate of 25% on the first anniversary of the date of grant and ratably on a monthly basis over the remaining 36-month period thereafter based on continued service.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Stock option activity during the six months ended June 30, 2022 consisted of the following:

	Options	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Years	Intrinsic Value
December 31, 2021 — Options outstanding	1,838,759	$0.02	$0.02	8.22	$5,756,797
Granted	—	—	—
Exercised	400	0.02	0.02
Forfeited	3,678	0.03	0.02
March 31, 2022 — Options outstanding	1,834,681	$0.02	$0.02	7.98	$5,450,514
Granted	—	—	—
Exercised	38,693	0.02	0.04
Forfeited	9,309	0.02	0.03
June 30, 2022 — Options outstanding	1,786,679	$0.02	$0.02	7.69	$3,253,977
June 30, 2022 — Options vested and exercisable	767,020	$0.02	$0.02	7.48	$1,396,965

Aggregate intrinsic value represents the difference between the exercise price of the options and the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised during the three months ended June 30, 2022 and 2021 were approximately $114,000 and $0, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2022 and 2021 were approximately $115,000 and $6,000, respectively.

The Company estimates the fair value of options utilizing the Black-Scholes option pricing model, which is dependent upon several variables, including expected option term, expected volatility of the Company's share price over the expected term, expected risk-free rate and expected dividend yield rate. There were no option grants during the three and six months ended June 30, 2022 and 2021.

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

As of June 30, 2022, there were 20,431,516 shares of Common Stock available for issuance under the 2021 Equity Plan.

RSU activity during the six months ended June 30, 2022 consisted of the following:

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Fair Value
December 31, 2021 — RSU outstanding	1,844,820	$3.60	$5,811,183
Granted	1,618,442	2.67	3,960,984
Vested	133,349	3.21	347,382
Forfeited	117,532	3.38	279,746
March 31, 2022 — RSU outstanding	3,212,381	$3.27	$9,605,019
Granted	724,299	2.51	1,818,247
Vested	88,730	3.48	228,923
Forfeited	208,375	3.14	530,965
June 30, 2022 — RSU outstanding	3,639,575	$3.12	$6,696,818

The Company’s recognized stock-based compensation expense (including earn-out RSUs) in the condensed consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2022, and 2021 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of goods sold	$198	$—	$227	$—
Research and development	93	—	354	—
Sales and marketing	36	—	94	—
General and administrative	751	1	1,794	3
Total	$1,078	$1	$2,469	$3

The unamortized stock-based compensation expense was $9.3 million as of June 30, 2022, and weighted average remaining amortization period as of June 30, 2022 was 3.12 years.

The aggregate fair value of RSUs that vested was $0.2 and $0.6 during the three and six months ended June 30, 2022, respectively.
Note 12 — Property and Equipment, net
Property and equipment, net consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Equipment	$8,985	$5,244
Furniture & fixtures	168	141
Company vehicles	629	153
Leasehold improvements	626	626
Computers, software and related equipment	1,762	1,289
Construction in progress	6,930	1,444
Property and Equipment, gross	19,100	8,897
Accumulated depreciation	(2,346)	(1,471)
Property and Equipment, net	$16,754	$7,426

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Depreciation expense during each of the three months ended June 30, 2022 and 2021 totaled $0.3 million, respectively. Depreciation expense during the six months ended June 30, 2022 and 2021 totaled $0.6 million and $0.4 million, respectively.
Note 13 — Commitments and Contingencies
Operating and Finance Leases
Refer to Note 6, Leases for future minimum lease commitments.
Legal Contingencies

Legal claims may arise from time to time in the normal course of business, the results of which may have a material effect on the Company’s accompanying consolidated financial statements. As of June 30, 2022 and December 31, 2021, the Company was not a party to any legal proceedings, that individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
Note 14 — Related Party Transactions

The Company leases property in North Hollywood, California from Valley Industrial Properties which is owned by the Sunseeker Trust. The Sunseeker Trust is an irrevocable trust with the beneficiary being the mother of the CEO, Dakota Semler. Rent expense during each of the three months ended June 30, 2022 and 2021 totaled $35,000, respectively. Rent expense during each of the six months ended June 30, 2022 and 2021 totaled $70,000, respectively.

The Company has contract manufacturing agreements with Metalsa S.A. de C.V. and Fitzgerald Manufacturing Partners. We utilize Metalsa, a Mexico-based automotive supplier, to provide parts and manufacturing services. Metalsa had an investment in the Company in the form of a convertible note payable which was converted as part of the Series A Financing (see Note 9 above). Similarly, we utilize Fitzgerald Manufacturing Partners to provide parts and manufacturing services; the owner is a stockholder of the Company. We also have lease agreements with Fitzgerald Manufacturing Partners, for which we recorded rent expense of $189,000 and $361,000 during the three and six months ended June 30, 2022. No rent expense was recorded for these lease agreements during the three and six months ended June 30, 2021.

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

The Company converted 34 notes payable with outstanding carrying value of $18.9 million from related parties into 19,664,000 preferred shares of Legacy Xos Preferred Stock as described above in Note 9 - Equity. These related parties consisted of the CEO, COO, board members, board advisors, and various trusts whose beneficiaries are relatives of the CEO.

The Company utilized employees from an entity owned by the CEO in conducting repairs and maintenance at their headquarters. Amounts charged for these services were at the employees’ current salary rates including benefits and totaled $0 and $37,000 during the three months ended June 30, 2022 and 2021, respectively. Amounts charged totaled $0 and $74,000 during the six months ended June 30, 2022 and 2021, respectively.
Note 15 — Income Taxes

The effective tax rate during the three months ended June 30, 2022 and 2021 was (0.01)% and 0%, respectively. The effective tax rate during the six months ended June 30, 2022 and 2021 was (0.01)% and 0%, respectively. State taxes coupled with losses not benefited resulted in an effective tax rate, below the statutory tax rate of 21% for the six months ended June 30, 2022.
The Company recognizes tax benefits related to positions taken, or expected to be taken, on its tax returns, only if the positions are "more-likely-than-not" sustainable. Once this threshold has been met, the Company's measurement of its expected tax benefits is recognized in its financial statements. The Company does not have any uncertain tax positions that meet this threshold as of June 30, 2022 and December 31, 2021.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
The Company files income tax returns with the Internal Revenue Service and the taxing authorities of various states. The tax periods 2018 through 2021 remain open in most jurisdictions. The Company is not currently under examination by income tax authorities in any federal or state jurisdiction.

At June 30, 2022, the Company's deferred income taxes were in a net asset position mainly due to deferred tax assets generated by net operating losses. The Company assesses the likelihood that its deferred tax assets will be realized. A full review of all positive and negative evidence needs to be considered, including the Company's current and past performance, the market environments in which the Company operates, the utilization of past tax credits, length of carryback and carryforward periods, as well as tax planning strategies that might be implemented. Management believes that, based on a number of factors, it is more likely than not, that all or some portion of the deferred tax assets may not be realized; and accordingly, for the periods ended June 30, 2022 and 2021, the Company has provided a valuation allowance against net US deferred tax assets.

Note 16 — Net Loss per Share

Basic and diluted net loss per share during the three and six months ended June 30, 2022 and 2021 consisted of the following (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$(9,467)	$(9,158)	$(30,653)	$(23,008)
Denominator:
Basic
Weighted average common shares outstanding — basic	164,041	72,389	163,606	72,372
Basic net loss per share	$(0.06)	$(0.13)	$(0.19)	$(0.32)
Diluted
Weighted average common shares outstanding from above	164,041	72,389	163,606	72,372
Add: dilutive effect of options	—	—	—	—
Add: dilutive effect of RSUs	—	—	—	—
Weighted average common shares outstanding	164,041	72,389	163,606	72,372
Diluted net loss per share	$(0.06)	$(0.13)	$(0.19)	$(0.32)

Potential weighted average shares that were excluded from the computation of diluted net income (loss) per share because their effect was anti-dilutive as of June 30, 2022 and 2021 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Contingent earn-out shares	16,422	—	16,422	—
Common stock public and private warrants	18,833	—	18,833	—
Restricted stock units	708	—	717	—
Stock options	1,783	2,339	1,798	2,390

Note 17 — Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures, clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such,

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
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

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments in marketable debt securities, available-for-sale, accounts payable, other current liabilities, public and private placement warrants, and the contingent earn-out shares liability. The fair value of cash and accounts receivable approximates carrying value due to their short-term maturity.

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

Assets and liabilities carried at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited

	June 30, 2022
	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and Cash Equivalents(1):
Money market funds	$2,207	$2,207	$—	$—
	$2,207	$2,207	$—	$—
Short-Term Investments:
U.S. treasuries	$5,534	$5,534	$—	$—
Corporate debt security	42,250	—	42,250	—
Asset-backed security and other	5,791	—	5,791	—
Non-U.S. government and supranational bonds	9,072	—	9,072	—
Certificate of Deposit	2,004	—	2,004	—
	$64,651	$5,534	$59,117	$—
Long-Term Investments:
Corporate debt security	$11,231	$—	$11,231	$—
Asset-backed security and other	1,987	—	1,987	—
	$13,218	$—	$13,218	$—
Total Financial Assets	$80,076	$7,741	$72,335	$—

Financial Liabilities:
Private Placement Warrants	$49	$—	$49	$—
Public Warrants	4,178	4,178	—	—
Contingent Earn-out Shares liability	11,894	—	—	11,894
Total Financial Liabilities	$16,121	$4,178	$49	$11,894

____________
(1) Included in total cash and cash equivalents in the condensed consolidated balance sheets.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited

	December 31, 2021
	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and Cash Equivalents(1):
Money market funds	$5,868	$5,868	$—	$—
Non-U.S. government and supranational bonds	647	—	647	—
Corporate debt security	1,805	—	1,805	—
	$8,320	$5,868	$2,452	$—
Short-Term Investments:
U.S. treasuries	$3,408	$3,408	$—	$—
Corporate debt security	71,349	—	71,349	—
Asset-backed security and other	2,551	—	2,551	—
Non-U.S. government and supranational bonds	16,387	—	16,387	—
Certificate of Deposit	1,001	—	1,001	—
	$94,696	$3,408	$91,288	$—
Long-Term Investments:
U.S. treasuries	$2,196	$2,196	$—	$—
Corporate debt security	42,457	—	42,457	—
Asset-backed security and other	5,410	—	5,410	—
Non-U.S. government and supranational bonds	3,753	—	3,753	—
Certificate of Deposit	1,000	—	1,000	—
	$54,816	$2,196	$52,620	$—
Total Financial Assets	$157,832	$11,472	$146,360	$—

Financial Liabilities:
Private Placement Warrants	$140	$—	$140	$—
Public Warrants	7,356	7,356	—	—
Contingent Earn-out Shares liability	29,240	—	—	29,240
Total Financial Liabilities	$36,736	$7,356	$140	$29,240

____________
(1) Included in total cash and cash equivalents in the condensed consolidated balance sheets.

The changes in the fair value of Level 3 financial liabilities during the three six months ended June 30, 2022 consisted of the following (in thousands):

	Three months ended June 30, 2022	Six months ended June 30, 2022
Fair value, beginning of period	$26,938	$29,240
Recognition of earn-out RSUs	(174)	148
Change in fair value during the period	(14,870)	(17,494)
Fair value, end of period	$11,894	$11,894

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Significant unobservable inputs related to Level 3 earn-out shares liability consisted of the following as of June 30, 2022:

June 30, 2022
Stock price	$1.84
Stock price volatility	80.0%
Expected term	4.14 years
Risk-free interest rate	3.0%

Note 18 — Subsequent Events
The Company evaluated all events or transactions that occurred through August 11, 2022, the date the condensed consolidated financial statements were issued.
Convertible Debentures

On August 9, 2022, the Company entered into a securities purchase agreement with Yorkville for the issuance of convertible debentures in the principal amount of up to $35.0 million (the “Convertible Debentures”). $20.0 million in principal amount of Convertible Debentures was issued on August 11, 2022, and an additional $15.0 million in principal amount will be issued to Yorkville upon the effectiveness of the registration statement registering the resale of Common Stock resulting from the conversion of the Convertible Debentures. The maturity date of the Convertible Debentures shall be November 11, 2023, which may be extended by an additional three months in certain instances. The Convertible Debentures bear interest at an annual rate of 6.0%, payable at maturity, which will increase to an annual rate of (i) 10.0% upon the occurrence and during the continuance of an event of default, and (ii) 7.5% for so long as “Registration Event” (as defined in the Convertible Debenture) remains in effect in accordance with the registration rights agreement. The Convertible Debentures provide a conversion right, in which Yorkville may, at any time after the issuance date, convert any portion of the principal amount of the Convertible Debenture, together with any accrued but unpaid interest, into shares of Common Stock at the lower of (i) $2.4733 per share or (ii) 97% of the lowest daily volume weighted average price of the Common Stock during the three trading days immediately preceding the date of conversion (but not lower than a floor price of $0.50 per share, subject to adjustment in accordance with the terms of the Convertible Debentures).

Convertible Notes

On August 9, 2022, the Company entered into an agreement with Aljomaih Automotive Co. (“Aljomaih”) for the issuance of convertible note with a principal amount of $20.0 million and a maturity date of August 11, 2025 (the “Note”). The Note includes an option to issue and sell additional convertible notes in a principal amount of up to an additional $20.0 million, upon the mutual consent of both parties by November 30, 2022, on terms and conditions to be negotiated in good faith. The Note bears interest at a rate of 10.0% per annum, payable at maturity in validly issued, fully paid and non-assessable shares of Common Stock, calculated based on the 10-day volume weighted average price ending on the trading day immediately prior to the applicable payment date, unless earlier converted or paid. The conversion price for the Note will initially be equal to $2.3817 per share, subject to adjustment in some events pursuant to the terms of the Note.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
XOS’ MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which Xos’ management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read together with the unaudited condensed consolidated financial statements and related notes that are included in this Report. You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim condensed consolidated financial statements and the related notes included elsewhere in this Report and our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 30, 2022. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section entitled “Risk Factors”. Unless the context otherwise requires, references in this “Xos Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of Xos and its consolidated subsidiaries.
Overview

We are a leading technology company which provides fleet services, software solutions, and manufactures 100% battery-electric Class 5 to Class 8 commercial vehicles. We facilitate the transition of fleets from internal combustion engine vehicles to zero-emission vehicles with proprietary technology suited to the commercial use case. We also provide a range of services to facilitate the transition of fleets to electric vehicles, including charging infrastructure, vehicle maintenance, financing and service.

Our X-Platform (our proprietary, purpose-built vehicle chassis platform) and X-Pack (our proprietary battery system) provide modular features that allow us to accommodate a wide range of last-mile applications and enable us to offer clients at a lower total cost of ownership compared to traditional diesel fleets. The X-Platform and X-Pack are available for purchase as part of the Xos vehicle. The X-Platform and X-Pack were both engineered to be modular in nature to allow fleet operators to customize their vehicles to fit their commercial applications (e.g., upfitting with a specific vehicle body and/or tailoring battery range). In addition to a competitive vehicle purchase price, our technology can also drive savings throughout ownership through increased vehicle uptime, greater payload capacity and reduced service and maintenance expense. Ninety percent of vehicles in our targeted segments operate on routes under 200 miles per shift (referred to as “last-mile” routes). Vehicles that fulfill these predictable last-mile routes generally return to base hubs on a daily basis. Such vehicles are ideal candidates for electrification as operators are able to connect the vehicles to dedicated charging infrastructure at return-to-base hubs. Our modular and cost-effective vehicles have been on the road and in customers’ hands since 2018, further validating the durability of satisfaction with our vehicles. During the six months ended June 30, 2022, we sold 127 vehicles and 2 powertrains. During the six months ended June 30, 2021, we sold 3 vehicles and 6 powertrains.

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

Our Fleet-as-a-Service product facilitates the transition from traditional internal combustion engine vehicles to battery electric vehicles and provides fleet operators with a comprehensive set of solutions and products (including, but not limited to, Energy Services, service and maintenance, vehicle telematics, OTA updates and financing) to transition to and to operate an electric fleet. This product offering will combine traditionally disaggregated services into a bundled service package, thus reducing the cost and friction associated with electrifying commercial fleets. Services to be offered in our Fleet-as-a-Service offerings include our proprietary technologies and in-house services and offerings from our industry partners. Our Fleet-as-a-Service offering includes (i) Energy Services (on-site vehicle charging infrastructure as well as our proprietary mobile charging unit Xos HubTM); (ii) service and maintenance (provided by our internal maintenance team and industry partners); (iii) replacement parts; (iv) financing via our external partners; (v) risk mitigation products (e.g., GAP insurance and warranties); and (vi) our telematics unit, the Xosphere Intelligence Platform. Fleet-as-a-Service is expected to increase the lifetime revenue of each vehicle sold by us. During the six months ended June 30, 2022, we have generated $16.2 million in revenue (or 97% of revenue) from vehicle sales and Fleet-as-a-Service and $0.6 million from ancillary revenue (or 3% of revenue). During the six months ended June 30, 2021, we generated $1.4 million (or 100% of revenue) from vehicle sales.

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

•continue to build out our supply chain team as well as additional battery and vehicle Flex assembly lines to bolster manufacturing capacity and meet demand targets, and to adjust to macroeconomic changes, including supply chain shortages;

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

Business Combination

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

Recent Developments

On August 9, 2022, we entered into a securities purchase agreement with YA II PN, Ltd. (“Yorkville”) for the issuance of convertible debentures in the principal amount of up to $35.0 million. Also on August 9, 2022, we entered into a note purchase agreement with Aljomaih Automotive Co. (“Aljomaih”) for the issuance of a convertible promissory note with a principal amount of $20.0 million. For more information related to these agreements, refer to Note 18 - Subsequent Events in the accompanying unaudited condensed consolidated financial statements.
Key Factors Affecting Operating Results
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed in this Report.
Successful Commercialization of our Products and Services

We expect to derive future revenue from sales of our vehicles, battery systems and Fleet-as-a-Service offering. As many of these products are in development, we will require substantial additional capital to continue developing our products and services and bring them to full commercialization as well as fund our operations for the foreseeable future. Until we can generate sufficient revenue from product sales, we expect to finance our operations through commercialization and production with proceeds from the Business Combination as well as additional subsequent financing transactions. The amount and timing of our future funding requirements, if any, will depend on many factors, including the pace and results of our commercialization efforts.

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

Global economic conditions, which the COVID-19 pandemic has contributed to, has impacted our ability to source certain of our critical inventory items. The series of restrictions imposed and the speed and nature of the recovery in response to the pandemic has placed a burden on our supply chain management, including but not limited to the following areas:

•Semiconductor chip shortage: The global silicon semiconductor industry has experienced a shortage in supply and difficulties in its ability to meet customer demand. This shortage has led to an increase in lead-times of production of semiconductor chips and components since the beginning of 2020.

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

Impact of COVID-19

As the COVID-19 pandemic continues to evolve, the ultimate extent of the impact on our businesses, operating results, cash flows, liquidity and financial condition will be primarily driven by the severity and duration of the pandemic as well as the pandemic’s impact on the U.S. and global economies. During the six months ended June 30, 2022, despite the continued COVID-19 pandemic, we continued to operate our business at full capacity, including all of our manufacturing and research and development operations, with the adoption of enhanced health and safety practices. Although we have made our best estimates based upon current information, actual results could materially differ from the estimates and assumptions developed by management. Accordingly, it is reasonably possible that the estimates made in the financial statements have been, or will be, impacted in the near term as a result of these conditions.
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Xos and its wholly owned subsidiaries, Legacy Xos and Xos Services. All significant intercompany accounts and transactions have been eliminated in consolidation. All long-lived assets are maintained in, and all losses are attributable to, the United States.
Currently, we conduct business through one operating segment. We are an early-stage growth company with minimal commercial operations and our activities to date have been conducted primarily within North America. For more information about our basis of operations, refer to Note 1 - Description of Business in the accompanying unaudited condensed consolidated financial statements.
Components of Results of Operations

Revenues

To date, we have primarily generated revenues from the sale of electric stepvan and stripped chassis vehicles and battery systems and the licensing of our software systems. Our stripped chassis is our vehicle offering that comprises our X-Platform electric vehicle base and X-Pack battery systems, which customers can upfit with their preferred vehicle body. As we continue to expand our commercialization, we expect our revenue to come from these products and other vehicle offerings including chassis cabs, which will feature our chassis and powertrain with the inclusion of a proprietary designed cab, and tractors, a shortened version of the chassis cab designed to haul trailers (also known as “day cabs”), that travel in last-mile use cases. In addition, we will offer a full suite of service offerings including Energy Services, service and maintenance, telematics and financing.

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

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of costs incurred for the design and development of our vehicles and battery systems, which include:

•Expenses related to materials and supplies consumed in the development and modifications to existing vehicle designs, new vehicle designs contemplated for additional customer offerings, and our battery pack design;

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

Other Income (Expense), Net

Other income (expense), net primarily includes interest income from our investments in marketable debt securities, available-for-sale and interest paid on our equipment leases.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2022 and 2021
The following table sets forth our historical operating results for the periods indicated:

	For the Three Months Ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Revenues	$9,766	$596	$9,170	nm(1)
Cost of goods sold	14,891	585	14,306	nm
Gross margin	(5,125)	11	(5,136)	nm
Operating expenses
General and administrative	12,093	4,599	7,494	163%
Research and development	7,635	2,742	4,893	178%
Sales and marketing	2,960	524	2,436	nm
Total operating expenses	22,688	7,865	14,823	188%
Loss from operations	(27,813)	(7,854)	(19,959)	254%
Other income (expense), net	(226)	126	(352)	(279)%
Change in fair value of derivative instruments	3,703	(1,430)	5,133	(359)%
Change in fair value of earn-out interests liability	14,870	—	14,870	100%
Loss before provision for income taxes	(9,466)	(9,158)	(308)	3%
Provision for income taxes	1	—	1	100%
Net Loss	$(9,467)	$(9,158)	$(309)	3%

	For the Six Months Ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Revenues	$16,797	$1,389	$15,408	nm(1)
Cost of goods sold	25,077	1,257	23,820	nm
Gross margin	(8,280)	132	(8,412)	nm
Operating expenses
General and administrative	23,415	6,953	16,462	237%
Research and development	14,584	5,741	8,843	154%
Sales and marketing	4,988	836	4,152	nm
Total operating expenses	42,987	13,530	29,457	218%
Loss from operations	(51,267)	(13,398)	(37,869)	283%
Other income (expense), net	(145)	(91)	(54)	59%
Change in fair value of derivative instruments	3,268	4,964	(1,696)	(34)%
Change in fair value of earn-out interests liability	17,494	—	17,494	100%
Write-off of subscription receivable	—	(379)	379	(100)%
Realized loss on debt extinguishment	—	(14,104)	14,104	(100)%
Loss before provision for income taxes	(30,650)	(23,008)	(7,642)	33%
Provision for income taxes	3	—	3	100%
Net Loss	$(30,653)	$(23,008)	$(7,645)	33%
___________
(1) Percentage changes greater than or equal to 400% are not meaningful and noted as “nm” in the table above.
Revenues
Our total revenues increased by $9.2 million, from $0.6 million in the three months ended June 30, 2021 to $9.8 million in the three months ended June 30, 2022 primarily driven by an increase in unit sales. During the three months ended June 30, 2022, we sold 71 stepvans and 2 powertrains, compared to 5 powertrains during the three months ended June 30, 2021.
Our total revenues increased by $15.4 million, from $1.4 million in the six months ended June 30, 2021 to $16.8 million in the six months ended June 30, 2022 primarily driven by increase in unit sales. During the six months ended June 30, 2022, we sold 127 stepvans and 2 powertrains, compared to 3 stepvans and 6 powertrain during the six months ended June 30, 2021.
Cost of Goods Sold
Cost of goods sold increased by $14.3 million, from $0.6 million in the three months ended June 30, 2021 to $14.9 million in the three months ended June 30, 2022. The increase in cost of goods sold is directly attributable to the increase in our product revenues and increases of (i) $1.0 million in the inventory reserve with no such comparable reserve during the three months ended June 30, 2021 and (ii) $13.3 million in direct materials, direct labor, and manufacturing overhead.
Cost of goods sold increased by $23.8 million, from $1.3 million in the six months ended June 30, 2021 to $25.1 million in the six months ended June 30, 2022. The increase in cost of goods sold is directly attributable to the increase in our product revenues and increases of (i) $2.2 million in the inventory reserve with no such comparable reserve during the six months ended June 30, 2021 and (ii) $21.6 million in direct materials, direct labor, and manufacturing overhead.

The increase in direct labor encompasses both employee and subcontractor labor costs. The direct labor costs are primarily attributable to an increased headcount and the temporary labor used to manufacture and fulfill current and future orders. Additionally, the use of our contract manufacturing partners to assist in our chassis production line has increased direct labor costs. The increase in direct material costs, is due to limited supplier contract agreements necessary to get competitive pricing for raw materials. As production increases and we order materials in larger quantities, we expect to have supply contract agreements that decrease the costs of raw materials. A significant portion of the overhead costs incurred include indirect salaries, facility rent, utilities, and depreciation of production equipment, which are primarily fixed in nature and allocated based on production levels. Accordingly, these costs are still incurred when we experience a reduction in production volume. In the near term, we plan to increase production activities, expecting fixed and semi-fixed overhead costs to be absorbed through the production of our batteries and chassis.
General and Administrative
General and administrative expenses increased by $7.5 million, or 163%, from $4.6 million in the three months ended June 30, 2021 to $12.1 million in the three months ended June 30, 2022, attributable to increases of (i) $3.8 million in headcount and personnel cost for supply chain, sales, legal, accounting, information technology and general and administrative functions necessary to support our business growth, (ii) $2.0 million in insurance costs driven by overall coverage increase and the amortization expense of Directors & Officers (“D&O”) insurance, (iii) $0.5 million in consulting and professional service expenses related to the implementation of our new ERP system and financial processes, (iv) $0.3 million in investment for equipment and technology driven by an increase in our headcount and (v) $1.1 million in other operating expenses, including, travel, recruiting, freight and sales tax. These increases were offset by a $0.2 million decrease in depreciation expense due to the allocation of overhead costs to cost of goods sold.
General and administrative expenses increased by $16.5 million, or 237%, from $7.0 million in the six months ended June 30, 2021 to $23.4 million in the six months ended June 30, 2022, attributable to increases of (i) $8.7 million in headcount and personnel cost for supply chain, sales, legal, accounting, information technology and general and administrative functions necessary to support our business growth, (ii) $3.9 million in insurance costs driven by overall coverage increase and the amortization expense of D&O insurance, (iii) $1.7 million in consulting and professional services expenses related to the implementation of our new ERP system and financial processes, (iv) $0.6 million in investment for equipment and technology driven by an increase in our headcount and (v) $1.7 million in other operating expenses, including depreciation, travel, recruiting, freight and sales tax. These increases were offset by a $0.1 million decrease in depreciation expense due to the allocation of overhead costs to cost of goods sold.
Research and Development
Research and development expenses increased by $4.9 million, or 178%, from $2.7 million in the three months ended June 30, 2021 to $7.6 million in the three months ended June 30, 2022. The growth was primarily due to increases of (i) $2.4 million in allocation of personnel costs driven by higher headcount in engineering, including the allocation of stock-based compensation expense, and (iii) $2.5 million in net other costs, driven by equipment and material purchases used solely for R&D purposes.
Research and development expenses increased by $8.8 million, or 154%, from $5.7 million in the six months ended June 30, 2021 to $14.6 million in the six months ended June 30, 2022. The growth was primarily due to increases of (i) $4.9 million in allocation of personnel costs driven by higher headcount in engineering, including the allocation of stock-based compensation expense, and (iii) $3.9 million in net other costs, driven by equipment and material purchases used solely for R&D purposes.
Sales and Marketing
Sales and marketing expense increased by $2.4 million, from $0.5 million in the three months ended June 30, 2021 to $3.0 million in the three months ended June 30, 2022. The growth was primarily due to increases of (i) $1.4 million in allocation of personnel costs driven by higher headcount, including the allocation of stock-based compensation expense and (ii) $1.0 million related to consulting fees, public relations costs, participation in tradeshows and general marketing efforts to enhance brand recognition.
Sales and marketing expense increased by $4.2 million, from $0.8 million in the six months ended June 30, 2021 to $5.0 million in the six months ended June 30, 2022. The growth was primarily due to increases of (i) $3.0 million in allocation of personnel costs driven by higher headcount, including the allocation of stock-based compensation expense and (ii) $1.2 million related to consulting fees, public relations costs, participation in tradeshows and general marketing efforts to enhance brand recognition.
Other Income (Expense), net
Other income (expense), net increased by $0.4 million, or 279%, from $0.1 million of income in the three months ended June 30, 2021 to $(0.2) million of expense in the three months ended June 30, 2022.
Other income (expense), net increased by an immaterial amount from the six months ended June 30, 2021 as compared to the six months ended June 30, 2022.

Change in Fair Value of Derivatives
The gain on the change in fair value of derivative instruments increased by $5.1 million, or 359%, from $(1.4) million in the three months ended June 30, 2021 to $3.7 million in the three months ended June 30, 2022. This represents changes in the fair value of the derivatives, including the common stock warrant liability assumed as part of the Business Combination and the conversion feature on the convertible notes issued in prior years.
The gain on change in fair value of derivative instruments decreased by $1.7 million, or 34%, from $5.0 million in the six months ended June 30, 2021 to $3.3 million in the six months ended June 30, 2022. This represents changes in the fair value of the derivatives, including the common stock warrant liability assumed as part of the Business Combination and the conversion feature on the convertible notes issued in prior years and released in the prior year.
Change in Fair Value of Contingent Earn-out Interests Liability
The gain on the change in fair value of contingent earn-out interests liability was $14.9 million and $17.5 million for the three and six months ended June 30, 2022, respectively. The contingent earn-out interest liability was established as part of the Business Combination and therefore, no balances were recorded for the three and six months ended June 30, 2021. The change in fair value for the three and six months ended June 30, 2022 is mainly attributable to the change in our stock price and the resulting valuation at the respective reporting period.
Write-off of Subscription Receivable
In 2020, the Company had a promissory note receivable in the amount of $364,000 due from the Company’s COO, Giordano Sordoni. The note was utilized to exercise options granted to him by the Company. The principal balance of the note and the associated accrued interest was subsequently forgiven during the six months ended June 30, 2021. No similar transaction occurred during the six months ended June 30, 2022.
Realized Loss on Debt Extinguishment
This represents the loss on the conversion of convertible debt into preferred shares during the six months ended June 30, 2021. No similar transaction occurred during the six months ended June 30, 2022.
Provision for income taxes
The Company recorded income tax provision of $1,000 and $0 during the during the three months ended June 30, 2022 and 2021, respectively. The Company recorded income tax provision of $3,000 and $0 during the during the six months ended June 30, 2022 and 2021, respectively.

Liquidity and Capital Resources

We consummated the Business Combination, which resulted in net cash proceeds of approximately $216.7 million. As of June 30, 2022, our principal sources of liquidity were our cash and cash equivalents (excluding restricted cash) and investments in marketable debt securities, available-for-sale aggregating $82.1 million. In December 2020, we had the initial closing of our Series A Financing, and in the first quarter of 2021, we completed the Series A Financing, including the conversion of all our convertible notes into shares of Legacy Xos preferred stock. Prior to our Series A Financing in December 2020 and the Business Combination, we had financed our operations primarily from the sales of convertible notes.

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

We believe that our existing cash resources, including capital raised in the Series A Financing and Business Combination, are sufficient to support planned operations for the next 12 months. Additionally, on March 23, 2022, the Company entered into a Standby Equity Purchase Agreement (the "SEPA") with Yorkville, whereby the Company shall have the right, but not the obligation, to sell to Yorkville up to $125.0 million of its shares of common stock at the Company's request during the 36 months following the execution of the SEPA, subject to certain conditions. As of June 30, 2022, remaining commitment of

$120.7 million was available under the SEPA, provided that, pursuant to the issuance of convertible debentures to Yorkville described below, the Company shall not effect any advance under the SEPA without the prior mutual consent of Yorkville and the Company until the earliest of the date (i) all such convertible debentures have been repaid or converted into common stock or (ii) Yorkville no longer has any right or ability to convert any portion of the convertible debentures into common stock. In connection with the foregoing, the term set forth in the SEPA will be extended for a corresponding number of days. The Company has used the net proceeds received from sales of common stock pursuant to the SEPA to date for working capital and general corporate purposes and expects similar use of proceeds going forward. Further, on August 9, 2022, the Company entered into an agreement with Yorkville for the issuance of convertible debentures in the principal amount of up to $35.0 million, subject to certain conditions, with a maturity date of November 11, 2023. Also on August 9, 2022, we entered into a note purchase agreement with Aljomaih for the issuance of convertible notes with a principal amount of $20.0 million (with an option for Aljomaih to purchase additional convertible notes, on terms and conditions to be negotiated in good faith, in a principal amount of up to an additional $20.0 million) and a maturity date of August 11, 2025, subject to certain conditions.

As a result, our management believes that our current financial resources are sufficient to continue operating activities for at least 12 months past the issuance date of the financial statements. For more information related to these agreements, refer to Note 18 - Subsequent Events in the accompanying unaudited condensed consolidated financial statements.
Cash Flows Summary
Summary of cash flow data consisted of the following (in thousands):

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(75,828)	$(20,153)
Net cash provided by (used in) investing activities	60,099	(702)
Net cash provided by financing activities	3,838	34,113
Net increase (decrease) in cash and cash equivalents	$(11,891)	$13,258
Cash Flows from Operating Activities
Our cash flows from operating activities are significantly affected by the growth of our business primarily related to research and development and selling, general, and administrative activities and working capital needs to support growth in inventory reserves and fluctuations in accounts payable and other current assets and liabilities.
Net cash used in operating activities was $75.8 million for the six months ended June 30, 2022, primarily consisting of a net loss excluding non-cash expenses and gains of $44.1 million, and net changes in operating assets and liabilities of $31.7 million, including $33.1 million in inventory cost build-up as production ramps up.
Net cash used in operating activities was $20.2 million for the six months ended June 30, 2021, primarily consisting of a net loss excluding non-cash expenses and gains of $13.1 million, and net changes in operating assets and liabilities of $7.0 million, including $4.9 million in inventory cost build-up in anticipation of production ramp-up.
Cash Flows from Investing Activities
Cash flows from investing activities primarily relate to the sales and maturities of marketable securities, offset by capital expenditures to support our growth. Net cash used in capital expenditures is expected to continue to expand.
Net cash provided by investing activities was $60.1 million for the six months ended June 30, 2022, due to net proceeds from sale of investments in marketable debt securities of $69.6 million, offset by property and equipment additions of $9.5 million.
Net cash used in investing activities was $0.7 million for the six months ended June 30, 2021, due to property and equipment additions.
Cash Flows from Financing Activities
Net cash provided by financing activities was $3.8 million for the six months ended June 30, 2022, primarily related to proceeds from the issuance of common stock under the SEPA of $4.3 million, offset by taxes paid relating to net-settlement of stock-based awards of $0.2 million and equipment lease principal payments of $0.3 million.

Net cash provided by financing activities was $34.1 million for the six months ended June 30, 2021, which primarily related to the Series A Financing in December 2020, resulting in the receipt of $34.1 million in cash and subscription receivables. As part of this financing, we also converted all of our convertible debt and accrued interest to additional shares of Legacy Xos Preferred Stock in January 2021.
Contractual Obligations and Commitments
We did not have any material contractual obligations or other commitments as of June 30, 2022, other than what’s disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined under the applicable rules and regulations of the SEC.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) which requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenues and expenses during the reporting periods. Our most significant estimates and judgments involve inventory valuation, incremental borrowing rates for assessing operating and financing lease liabilities, useful lives of property and equipment, earn-out shares liability, stock-based compensation, common stock warrant liability and product warranty liability. We base our estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to our financial statements.

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
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. We maintain a portfolio of investments in a variety of fixed and variable debt rate securities, including, U.S. treasuries, corporate debt, asset-backed securities, non-U.S. government and supranational bonds and certificate of deposit. As of June 30, 2022, the fair value of investments in marketable debt securities, available-for-sale was $77.9 million. The primary objective of our investment activity is to maintain the safety of principal, and to provide for future liquidity requirements while maximizing yields without significantly increasing risk. While some investments may be securities of companies in foreign countries, all investments are denominated and payable in U.S. Dollars. We do not enter into investments for trading or speculative purposes. While our intent is not to sell these investment securities prior to their stated maturities, we may choose to sell any of the securities for strategic reasons including, but not limited to, anticipated capital requirements, anticipation of credit deterioration, duration management and because a security no longer meets the criteria of our investment policy. We do not use derivatives or similar instruments to manage our interest rate risk. We seek to invest in high quality investments. The weighted average rating (exclusive of cash and cash equivalents) was A as of June 30, 2022. Maturities are maintained consistent with our short-, medium- and long-term liquidity objectives.

The following table sets forth the impact on the fair value of our investments as of June 30, 2022 from changes in interest rates based on the weighted average duration of the debt securities in our portfolio (dollars in thousands):

Approximate Change in Fair Value of Investments
Change in Interest Rate	Increase (Decrease)
2% Decrease	$945
1% Decrease	$472
1% Increase	$(467)
2% Increase	$(931)
Foreign Currency Risk
There was no material foreign currency risk for the three and six months ended June 30, 2022 and 2021.
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

As required by Rules 13(a)-15(e) and 15(d)-15(e) under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out evaluations of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon each of their evaluations, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Exchange Act) were effective as of the end of the quarter ended June 30, 2022.

Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2022, we continue to be engaged in the process of design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations subsequent to the business combination, including the enhancement of our internal and external technical accounting resources.

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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
On March 23, 2022, we entered into the SEPA with Yorkville, whereby we shall have the right, but not the obligation, to sell to Yorkville up to $125.0 million of shares of our Common Stock at our request during the 36 months following the execution of the SEPA, subject to certain conditions.
In consideration for Yorkville’s commitments under the SEPA, we issued 18,582 shares of our Common Stock to Yorkville on March 23, 2022. We did not receive any cash proceeds in connection with this issuance.
During the three months ended June 30, 2022, we received cash proceeds of $4.3 million in connection with the issuance of 1,809,515 shares of common stock under the SEPA. We expect to use any net proceeds for working capital and general corporate purposes.

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
4.1
Convertible Promissory Note, dated as of August 11, 2022, by and between Xos, Inc. and Aljomaih Automotive Co. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on August 11, 2022).

4.2	Form of Convertible Debenture, by and between Xos, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on August 11, 2022).
10.1	Third Amended and Restated Non-Employee Director Compensation Policy.
10.2
Note Purchase Agreement, dated as of August 9, 2022, by and between Xos, Inc. and Aljomaih Automotive Co. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 11, 2022).

10.3
Securities Purchase Agreement, dated as of August 9, 2022, by and between Xos, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 11, 2022).

10.4
Registration Rights Agreement, dated as of August 9, 2022, by and between Xos, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 11, 2022).

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

XOS, INC.
Date: August 11, 2022	By:	/s/ Dakota Semler
	Name:	Dakota Semler
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Kingsley E. Afemikhe
	Name:	Kingsley E. Afemikhe
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)