Form 10-Q
period 2022-09-30
Xos, Inc.
filed 2022-11-10
CIK 1819493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No  ☒
The registrant had outstanding 168,034,218 shares of Common Stock, $0.0001 par value as of November 7, 2022.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. All statements, other than statements of present or historical fact included in this Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of such terms or other similar expressions. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control.

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

•our future capital requirements and our ability to access sources of capital, including debt financing and other sources of capital to finance operations and growth;

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

•our future capital requirements and sources and uses of cash;

•the outcome of, and costs associated with, any known and unknown legal, litigation and regulatory proceedings; and

•any other risks and uncertainties set forth in this Report in the section entitled “Risk Factors”.

A discussion of these and other factors affecting our business and prospects is set forth in Part II, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2022 (the “2021 Form 10-K”), as amended and supplemented by other SEC filings, including this Report and future SEC filings. We encourage investors to review these risk factors.

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

•“NextGen Sponsor” means NextGen Sponsor LLC.

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

Item 1.    Financial Statements
Index to Unaudited Condensed Consolidated Financial Statements

Page
Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 (Unaudited)	7
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)	8
Condensed Consolidated Statements of Legacy Xos Preferred Stock and Stockholders' Equity (Deficit) for the Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)	9
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021 (Unaudited)	11
Notes to Condensed Consolidated Financial Statements (Unaudited)	13

Xos, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
Unaudited
(in thousands, except par value)

	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$46,433	$16,142
Restricted cash	3,037	3,034
Accounts receivable	4,150	3,353
Marketable debt securities, available-for-sale — short-term	59,700	94,696
Inventories, net	66,306	30,883
Prepaid expenses and other current assets	20,054	17,850
Total current assets	199,680	165,958
Marketable debt securities, available-for-sale — long-term	—	54,816
Property and equipment, net	18,023	7,426
Operating lease right-of-use assets, net	6,933	—
Other non-current assets	1,600	506
Total assets	$226,236	$228,706

Liabilities and Stockholders’ Equity
Accounts payable	$5,239	$10,122
Other current liabilities	20,760	5,861
Total current liabilities	25,999	15,983
Convertible debt, net	53,722	—
Earn-out shares liability	5,150	29,240
Common stock warrant liability	2,337	7,496
Other non-current liabilities	11,214	1,594
Total liabilities	98,422	54,313
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Common Stock $0.0001 par value, authorized 1,000,000 shares, 166,432 and 163,137 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	17	16
Preferred Stock $0.0001 par value, authorized 10,000 shares, 0 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	187,014	178,851
Accumulated deficit	(58,001)	(4,093)
Accumulated other comprehensive loss	(1,216)	(381)
Total stockholders’ equity	127,814	174,393
Total liabilities and stockholders’ equity	$226,236	$228,706

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Xos, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
Unaudited
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$11,008	$357	$27,805	$1,746
Cost of goods sold	21,777	418	46,854	1,675
Gross (loss) margin	(10,769)	(61)	(19,049)	71

Operating expenses
General and administrative	9,470	7,606	30,991	15,756
Research and development	8,573	5,302	24,493	9,846
Sales and marketing	2,345	1,337	7,891	2,173
Total operating expenses	20,388	14,245	63,375	27,775

Loss from operations	(31,157)	(14,306)	(82,424)	(27,704)

Other expense, net	(642)	(66)	(787)	(83)
Change in fair value of derivative instruments	1,890	1,066	5,158	6,030
Change in fair value of earn-out shares liability	6,654	48,202	24,148	48,202
Write off of subscription receivable	—	—	—	(379)
Realized loss on debt extinguishment	—	—	—	(14,104)
(Loss) income before provision for income taxes	(23,255)	34,896	(53,905)	11,962
Provision for income taxes	—	—	3	—
Net (loss) income	$(23,255)	$34,896	$(53,908)	$11,962

Other comprehensive (loss) income
Marketable debt securities, available-for-sale
Change in net unrealized gain (loss), net of tax of $0, for the three and nine months ended September 30, 2022 and 2021	141	—	(835)	—
Total comprehensive (loss) income	$(23,114)	$34,896	$(54,743)	$11,962

Net (loss) income per share
Basic	$(0.14)	$0.31	$(0.33)	$0.14
Diluted	$(0.14)	$0.30	$(0.33)	$0.14
Weighted average shares outstanding
Basic	165,901	113,797	164,379	86,192
Diluted	165,901	115,932	164,379	88,487

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Xos, Inc. and Subsidiaries
Condensed Consolidated Statements of Legacy Xos Preferred Stock and Stockholders’ Equity (Deficit)
Unaudited
(in thousands)

	Legacy Xos Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Par Value
Balance at December 31, 2020	2,762	$7,862	72,277	$7	$290	$(27,494)	$—	$(27,197)
Payment of subscription receivable	—	2,430	—	—	380	(74)	—	306
Issuance of Legacy Xos Preferred Stock, including note conversion	49,518	66,701	—	—	—	—	—	—
Stock options exercised	—	—	206	—	3	—	—	3
Stock repurchased and retired	—	—	(94)	—	(1)	—	—	(1)
Stock based compensation expense	—	—	—	—	2	—	—	2
Net loss	—	—	—	—	—	(13,776)	—	(13,776)
Balance at March 31, 2021	52,280	76,993	72,389	7	674	(41,344)	—	(40,663)
Stock based compensation expense	—	—	—	—	2	—	—	2
Stock options exercised	—	—	2	—	—	—	—	—
Net loss	—	—	—	—	—	(9,158)	—	(9,158)
Balance at June 30, 2021	52,280	76,993	72,391	7	676	(50,502)	—	(49,819)
Stock based compensation expense	—	—	—	—	1	—	—	1
Stock options exercised	—	—	315	—	7	—	—	7
Preferred stock warrant exercise	625	2,715	—	—	—	—	—	—
Conversion of preferred into common shares	(52,905)	(79,708)	52,905	5	79,767	—	—	79,772
Issuance of common stock upon merger, net of transaction costs of $55,424	—	—	17,694	2	20,719	—	—	20,721
Issuance of PIPE common stock	—	—	19,600	2	195,998	—	—	196,000
Recognition of common stock public and private warrants as liability	—	—	—	—	(17,891)	—	—	(17,891)
Recognition of earn-out interests liability	—	—	—	—	(101,744)	—	—	(101,744)
Net income	—	—	—	—	—	34,896	—	34,896
Balance at September 30, 2021	—	$—	162,905	$16	$177,533	$(15,606)	$—	$161,943

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Xos, Inc. and Subsidiaries
Condensed Consolidated Statements of Legacy Xos Preferred Stock and Stockholders’ Equity (Deficit)
Unaudited
(in thousands)

	Legacy Xos Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Par Value
Balance at December 31, 2021	—	$—	163,137	$16	$178,851	$(4,093)	$(381)	$174,393
Stock based compensation expense	—	—	—	—	1,068	—	—	1,068
Issuance of common stock for vesting of restricted stock units	—	—	133	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(36)	—	(97)	—	—	(97)
Issuance of common stock for commitment shares under the Standby Equity Purchase Agreement	—	—	19	—	62	—	—	62
Net and comprehensive loss	—	—	—	—	—	(21,186)	(826)	(22,012)
Balance at March 31, 2022	—	—	163,253	16	179,884	(25,279)	(1,207)	153,414
Stock options exercised	—	—	385	—	1	—	—	1
Stock based compensation expense	—	—	—	—	1,407	—	—	1,407
Issuance of common stock for vesting of restricted stock units	—	—	89	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(33)	—	(86)	—	—	(86)
Issuance of common stock under the Standby Equity Purchase Agreement	—	—	1,810	1	4,310	—	—	4,311
Net and comprehensive loss	—	—	—	—	—	(9,467)	(150)	(9,617)
Balance at June 30, 2022	—	—	165,504	17	185,516	(34,746)	(1,357)	149,430
Stock options exercised	—	—	4	—	1	—	—	1
Stock based compensation expense	—	—	—	—	1,343	—	—	1,343
Issuance of common stock for vesting of restricted stock units	—	—	441	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(69)	—	(111)	—	—	(111)
Conversion of convertible notes	—	—	202	—	265	—	—	265
Issuance of restricted stock	—	—	350	—	—	—	—	—
Net and comprehensive income (loss)	—	—	—	—	—	(23,255)	141	(23,114)
Balance at September 30, 2022	—	$—	166,432	$17	$187,014	$(58,001)	$(1,216)	$127,814

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Xos, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Unaudited
(in thousands, unaudited)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES:
Net income (loss)	$(53,908)	$11,962
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,193	628
Amortization of right-of-use assets	1,188	—
Amortization of debt discounts and issuance costs	76	—
Amortization of insurance premiums	362	—
Inventory write-downs	5,538	—
Write off of subscription receivable	—	379
Realized loss on debt extinguishment	—	14,104
Change in fair value of derivative instruments	(5,158)	(6,030)
Change in fair value of earn-out shares liability	(24,148)	(48,202)
Net realized losses on marketable debt securities, available-for-sale	147	—
Stock-based compensation expense	3,751	5
Other non-cash items	1,496	—
Changes in operating assets and liabilities:
Accounts receivable	(812)	(175)
Inventories	(40,150)	(18,967)
Prepaid expenses and other current assets	(5,831)	(17,784)
Other assets	(1,094)	(505)
Accounts payable	(5,399)	11,300
Other liabilities	17,152	150
Net cash used in operating activities	(105,597)	(53,135)

INVESTING ACTIVITIES:
Purchase of property and equipment	(11,898)	(3,343)
Proceeds from sales and maturities of marketable debt securities, available-for-sale	87,413	—
Net cash provided by (used in) investing activities	75,515	(3,343)

FINANCING ACTIVITIES:
Proceeds from reverse merger, net	—	20,721
Proceeds from PIPE investment	—	196,000
Proceeds from issuance of shares of Legacy Xos Preferred Stock	—	31,757
Proceeds from subscription receivable – preferred	—	2,430
Proceeds from exercise of Legacy Xos Preferred Stock warrant	—	2,715
Proceeds from short-term insurance financing note	3,627	—
Payment for short-term insurance financing note	(567)	—
Proceeds from issuance of convertible notes	54,300	—
Debt issuance costs	(167)	—
Principal payment of equipment loans	(835)	(126)
Taxes paid related to net share settlement of stock-based awards	(294)	—
Proceeds from stock option exercises	2	10
Proceeds from issuance of common stock under Standby Equity Purchase Agreement	4,310	—
Net cash provided by financing activities	60,376	253,507

Net increase in cash, cash equivalents and restricted cash	30,294	197,029
Cash, cash equivalents and restricted cash, beginning of period	19,176	10,359
Cash, cash equivalents and restricted cash, end of period	$49,470	$207,388

Reconciliation of Cash, Cash Equivalents and Restricted Cash to Unaudited Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$46,433	$207,388
Restricted cash	3,037	—
Total cash, cash equivalents and restricted cash	$49,470	$207,388

Supplemental disclosure of non-cash investing and financing activities
Purchase of property and equipment in accounts payable	$577	$—
Recognition of ROU asset and lease liabilities upon ASC 842 adoption at 1/1/2022	$7,682	$—
ROU asset obtained in exchange for operating lease obligations	$437	$—
Accrued debt issuance costs	$237	$—
Conversion of notes payable and accrued interest to Common Stock	$(265)	$—
Conversion of notes payable to redeemable convertible preferred stock:
Issuance of Legacy Xos Preferred Stock	$—	$34,918
Conversion of interest payable on convertible notes	$—	$2,453
Conversion of notes payable into Legacy Xos Preferred Stock	$—	$21,540
Fair value adjustment of related party debt at conversion	$—	$3,763
Non-cash activities relating to the reverse merger:
Conversion of Legacy Xos Preferred Stock into Common Stock	$—	$79,708
Assumption of Public and Private Warrants	$—	$17,891
Recognition of earn-out shares liability	$—	$101,744
Transaction costs relating to the reverse merger offset against additional paid-in capital	$—	$55,424

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

Negative global economic conditions, which the COVID-19 pandemic and the military conflict between Russia and Ukraine have contributed to, have impacted the Company’s ability to source certain critical inventory items. The series of restrictions imposed and the speed and nature of the recovery in response to the pandemic have placed burdens on the Company’s supply chain management.

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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
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

In the opinion of management, all adjustments (primarily consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2021 and 2020 presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 30, 2022.

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

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation in the unaudited condensed consolidated financial statements and the accompanying notes, including (i) classification of operating expenses in the unaudited condensed consolidated statements of operations and comprehensive loss, (ii) presenting equipment leases as part of other current and non-current liabilities and (iii) classification of amounts comprising prepaid expenses and other current assets as well as other current liabilities as included in Note 5 - Selected Balance Sheet Data. The Company reclassified a portion of its payroll related expenses in general and administrative to sales and marketing and research and development. Additionally, the Company reclassified depreciation expense to general and administrative expense. These reclassifications have no effect on previously reported net loss.

Revision of Previously Issued Financial Statements

The Company has identified an immaterial prior period revision with respect to the calculation of diluted net loss per share for the three and nine months ended September 30, 2021. The Company identified that they incorrectly adjusted both the numerator for the change in fair value included in earnings and the incremental shares in the denominator when calculating diluted earnings per share for the three months ended September 30, 2021. Adjustments related to public and private placement

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
warrants should have been excluded as they were out-of-the-money and adjustments related to earn-out shares should have been excluded because the earn-out triggering event had not been met. This resulted in a misstatement of dilutive earnings per share on the condensed consolidated statement of operations for the three and nine months ended September 30, 2021. The Company evaluated the effects of this error on our previously-issued condensed consolidated financial statements in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 250, “Accounting Changes and Error Corrections,” ASC Topic 250-10-S99-1, “Assessing Materiality,” and ASC Topic 250-10-S99-2, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” and concluded that no prior period is materially misstated. Accordingly, we have revised our condensed consolidated financial statements for the impacted prior periods herein.

The total identified misstatement to net (loss) income per share – diluted for the three and nine months ended September 30, 2021 was $0.38 per share and $0.42 per share, increasing diluted EPS from the reported diluted EPS for the three and nine months ended September 30, 2021 from $(0.08) and $(0.28) per share to the corrected amounts of $0.30 and $0.14 per share, respectively. The misstatement to weighted average shares outstanding (“WASO”) – diluted for the three and nine months ended September 30, 2021 was (32,858,513) shares and (32,698,874) shares, respectively, decreasing WASO – diluted for the three and nine months ended September 30, 2021 from 148,790,656 and 121,186,219 to the corrected amounts of 115,932,143 and 88,487,345, respectively. Refer to Note 17 — Net (Loss) Income per Share in the condensed consolidated financial statements for further details.

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

Warranty Liability

Since 2021, the Company provides customers with a product warranty that assures that the products meet standard specifications and are free for periods typically between 2 to 5 years. The Company accrues a warranty reserve for the products sold, which includes its best estimate of the projected costs to repair or replace items under warranties and recalls if identified. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain given the Company’s relatively short history of sales, and changes to its historical or projected warranty experience may cause material changes to the warranty reserve in the future. Claims incurred under the Company’s standard product warranty programs are recorded based on open claims. Claims incurred in each of the three and nine months ended September 30, 2022 were $32,000 and $38,000, respectively; no claims were incurred for the year ended December 31, 2021. The Company recorded warranty liability within other current liabilities in the consolidated balance sheets as of September 30, 2022 and December 31, 2021. The Company did not record warranty liability for the three or nine months ended September 30, 2021 as the product warranty had not been established.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
The reconciliation of the change in the Company’s warranty liability balances during the three months and nine months ended September 30, 2022 consisted of the following (in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Warranty liability, beginning of period	$832	$177
Reduction in liability (payments)	(32)	(38)
Increase in liability (new warranties)	195	856
Change in estimate(1)	$(411)	(411)
Warranty liability, end of period	$584	$584
____________
(1) Relates to new information not previously known at the time of determination of estimated reserve balance.

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

The leases have remaining initial terms ranging from less than 1 year to 4 years.

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

Convertible Debt

The Company accounts for convertible debt pursuant to ASC 815, Derivatives and Hedging. The Company evaluates convertible debt instruments to determine whether any embedded features require bifurcation and separate periodic valuation. Convertible debt is recorded net of stated discounts as well as debt issuance costs. Debt discounts and issuance costs are amortized over the contractual term of the debt using the effective interest rate method. The Company elected to early adopt Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”).

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Recent Accounting Pronouncements Issued and Adopted:

ASC 842, Leases: In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), as subsequently amended, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors), and replaces the existing guidance in ASC 840, Leases. The new standard also requires lessees to recognize operating and finance lease liabilities and corresponding ROU assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements.

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

ASU 2020-06: In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies (i) the accounting for convertible financing instruments issued, including preferred stock, (ii) the derivatives scope exception for contracts in an entity’s own equity, and (iii) the calculation of earnings per share. Early adoption is permissible, and the Company elected to early adopt the provisions of the ASU on January 1, 2022 using the modified retrospective method. At the date of adoption, the ASU did not have a material impact on the Company’s consolidated financial statements.
Recent Accounting Pronouncements Issued and not yet Adopted:

ASU 2016-13, Financial Instruments — Credit Losses (“ASU 2016-13”): In June 2016, the FASB issued ASU 2016-13, which states the Company will be required to use an expected-loss model for its marketable debt securities, available-for sale, which requires that credit losses be presented as an allowance rather than as an impairment write-down. Reversals of credit losses (in situations in which the estimate of credit losses declines) is permitted in the reporting period that the change occurs. Current U.S. GAAP prohibits reflecting reversals of credit losses in current period earnings. At September 30, 2022, the Company had $59.7 million in marketable debt securities, available for sale which would be subject to this new standard. As of September 30, 2022, these marketable debt securities, available for sale have an average credit rating of A and no impairment write-downs have been recorded. The Company is currently evaluating the impact of this new standard on its investment policy and investments and does not expect the standard to have a material impact on its financial statements at adoption or in subsequent periods. The Company expects to adopt the new standard effective January 1, 2023.

Note 3— Revenue Recognition
Disaggregated revenues by major source during the three and nine months ended September 30, 2022 and 2021 consisted of the following (in thousands):

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Product and service revenue
Stepvans & vehicle incentives	$9,952	$—	$25,376	$673
Powertrains	382	357	1,052	1,073
Fleet-as-a-Service	285	—	418	—
Total product revenue	10,619	357	26,846	1,746
Ancillary revenue	389	—	959	—
Total revenues	$11,008	$357	$27,805	$1,746

Note 4— Inventories
Inventory amounted to $66.3 million and $30.9 million, respectively, as of September 30, 2022 and December 31, 2021 and consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$47,841	$20,382
Work in process	15,440	10,659
Finished goods	9,622	901
Inventories, gross of reserves	72,903	31,942
Less: inventory reserves	(6,597)	(1,059)
Inventories, net	$66,306	$30,883
Inventory as of September 30, 2022 and December 31, 2021 was comprised of raw materials, work in progress related to the production of vehicles for sale and finished goods inventory including vehicles in transit to fulfill customer orders, new vehicles available for sale, and new vehicles awaiting final pre-delivery quality review inspection.
Note 5— Selected Balance Sheet Data
Prepaid expenses and other current assets as of September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid inventories	$11,098	$7,303
Prepaid expenses and other(1)	2,779	5,916
Financed insurance premiums	3,265	—
Deposits(2)	240	2,783
Assets held for sale	2,672	1,848
Total	$20,054	$17,850
____________
(1) Primarily relates to prepaid insurance, licenses, subscriptions and other receivables
(2) Primarily relates to deposits on equipment purchases

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Other current liabilities as of September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued expenses and other(1)	$12,307	$4,303
Customer deposits	1,197	899
Warranty liability	584	177
Short-term insurance financing notes	3,060	—
Operating lease liabilities, current	1,507	—
Finance lease liabilities, current	2,105	482
Total	$20,760	$5,861
____________
(1) Primarily relates to personnel costs, wages, health benefits, vacation and other accruals

Other non-current liabilities as of September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued interest expense, non-current	$448	$—
Equipment notes payable, non-current	573	—
Operating lease liabilities, non-current	5,565	—
Finance lease liabilities, non-current	4,628	1,594
Total	$11,214	$1,594
Note 6 — Leases
A summary of the balances relating to the Company’s lease assets and liabilities as of September 30, 2022 consisted of the following (in thousands):

	Balance Sheet Location	September 30, 2022
Assets
Operating leases	Operating lease right-of-use assets, net	$6,933
Equipment finance leases	Property and equipment, net	8,379
Total Lease Assets		$15,312

Liabilities
Current
Operating leases	Other current liabilities	$1,507
Equipment finance leases	Other current liabilities	2,105
Sub-total		$3,612
Non-current
Operating leases	Other non-current liabilities	$5,565
Equipment finance leases	Other non-current liabilities	4,628
Sub-total		$10,193
Total Lease Liabilities		$13,805
Operating Leases

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited

The Company has a 5-year office lease on its headquarter facility in Los Angeles, which commenced in January 2022, as well as certain other leases (both short-term and long-term) within the United States.

The Company records lease expense on a straight-line basis over the lease term in general and administrative expense and cost of goods sold, depending on the nature and use of the leased asset. Total lease expense for the three months ended September 30, 2022 and 2021 was $0.4 million and $0.2 million, respectively. Total lease expense recorded was $1.3 million and $0.4 million, for the nine months ended September 30, 2022 and 2021, respectively.

Lease terms include renewal or termination options that the Company is reasonably certain to exercise. For leases with a term of 12 months or less, the Company has made an accounting policy election to not record a ROU asset and associated lease liability on its unaudited condensed consolidated balance sheet. Total lease expense recorded for these short-term leases for the three and nine months ended September 30, 2022 was not material to the unaudited condensed consolidated balance sheet.
Equipment Finance Leases

The Company leases certain equipment facilities under finance leases that expire on various dates through 2027. The finance lease cost during the three and nine months ended September 30, 2022 and 2021 consisted of the following (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Income Statement Location	2022	2021	2022	2021
Amortization	General and administrative expense	$223	$40	$461	$88
Interest accretion on finance lease liabilities	Other income (expense), net	199	7	291	17
Total		$422	$47	$752	$105

Supplemental Cash Flow Information, Weighted-Average Remaining Lease Term and Discount Rate
The weighted-average remaining lease term and discount rates, as well as supplemental cash flow information for the nine months ended September 30, 2022 consisted of the following (in thousands for the supplemental cash flow information):

Supplemental cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$1,271
ROU assets obtained in exchange for operating lease obligations	$437
Weighted average remaining lease term:
Operating leases	4.1 years
Equipment finance leases	2.7 years
Weighted average discount rate:
Operating lease - IBR	5.5%
Equipment finance leases - rate implicit in the lease	7.3%
Maturity Analysis
A summary of the undiscounted cash flows and a reconciliation to the Company’s lease liabilities as of September 30, 2022 consisted of the following (in thousands):

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited

	September 30, 2022
	Operating Leases	Equipment Finance Leases	Total
2022 (remaining three months)	$463	$654	$1,117
2023	1,860	2,552	4,412
2024	1,907	2,467	4,374
2025	1,962	1,362	3,324
2026	1,631	498	2,129
Thereafter	116	157	273
Total future minimum lease payments	$7,939	$7,690	$15,629
Less: imputed interest	867	957	1,824
Present value of Lease Liabilities	$7,072	$6,733	$13,805
Schedule of future minimum lease payments for operating and finance leases as of December 31, 2021 consisted of the following (in thousands):

	December 31, 2021
	Operating Leases	Equipment Finance Leases	Total
2022	$1,167	$482	$1,649
2023	1,158	442	1,600
2024	1,192	386	1,578
2025	1,228	401	1,629
2026	1,265	339	1,604
Thereafter	106	27	133
Total future minimum lease payments	$6,116	$2,077	$8,193
Note 7— Recapitalization and Earn-out Shares Liability

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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited

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

The Company recognized a gain on the fair value change in earn-out share liability of $6.7 million and $24.1 million in its unaudited condensed consolidated statements of operations during the three and nine months ended September 30, 2022, respectively. The Company recognized a gain on the fair value change in earn-out shares liability of $48.2 million in its condensed consolidated statements of operations for the three and nine months ended September 30, 2021.
Note 8— Convertible Debt
Convertible Debentures
On August 9, 2022, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with YA II PN, Ltd. (“Yorkville”) for the issuance of convertible debentures, convertible into shares of Common Stock subject to certain conditions and limitations, in the principal amount of up to $35.0 million (the “Convertible Debentures”). On August 11, 2022, pursuant to the Securities Purchase Agreement, the Company sold and issued to Yorkville a Convertible Debenture in the principal amount of $20.0 million. On September 21, 2022, pursuant to the Securities Purchase Agreement, the Company sold and issued to Yorkville an additional Convertible Debenture in the principal amount of $15.0 million. Yorkville will use commercially reasonable efforts to convert $2.0 million during each 30-day period beginning on September 9, 2022, provided that certain conditions are satisfied as of each such period.

The Convertible Debentures bear interest at an annual rate of 6.0%, payable at maturity, and have a maturity date of November 11, 2023, which the Company may extend by an additional three months in certain instances. The interest rate will increase to an annual rate of (i) 10.0% upon the occurrence and during the continuance of an event of default, and (ii) 7.5% for so long as “Registration Event” (as defined in the Convertible Debentures) remains in effect in accordance with the Registration Rights Agreement (described below). The Convertible Debentures provide a conversion right, in which any portion of the principal amount of the debt, together with any accrued but unpaid interest, may be converted into the Common Stock at a conversion price equal to the lower of (i) $2.4733 or (ii) 97% of the lowest daily volume weighted average price (“VWAP”) of the Common Stock during the three consecutive trading days immediately preceding the conversion (but not lower than a certain floor price, currently set at $0.96, that is subject to further adjustment in accordance with the terms of the Convertible Debentures).

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
The Convertible Debentures may not be converted into shares of Common Stock to the extent such conversion would result in Yorkville and its affiliates having beneficial ownership of more than 9.99% of the then outstanding shares of Common Stock; provided that this limitation may be waived by the investor upon not less than 65 days’ prior notice to the Company.

The Convertible Debentures provide the Company, subject to certain conditions, with a redemption right pursuant to which the Company, upon 10 business days’ prior notice to Yorkville, may redeem, in whole or in part, any of the outstanding principal and interest thereon at a redemption price equal to (i) the principal amount being redeemed, (ii) all accrued and unpaid interest under the applicable Convertible Debenture, and (iii) a redemption premium of 5% of the principal amount being redeemed.

The Convertible Debentures include a monthly prepayment provision that is triggered if (i) the daily VWAP of the Company’s Common Stock is less than the floor price, currently set at $0.96, for 5 consecutive trading days or (ii) the Company has issued pursuant to the Convertible Debentures in excess of 95% of the Common Stock available under the Exchange Cap, as defined in the Convertible Debentures. If this provision is triggered, the Company is required to make monthly payments, beginning on the 10th calendar day after the triggering date, of up to $4.0 million of principal (subject to a redemption premium of 5%) plus accrued and unpaid interest, subject to certain conditions. The monthly prepayment requirement will cease if (i) the Company provides Yorkville a reset notice reducing the floor price, limited to no more than 85% of closing price on the trading day immediately prior to the notice and not less than $0.50 or (ii) the daily VWAP is greater than the floor price for 3 consecutive trading days. In the event the monthly prepayment provision was triggered by the issuance in excess of 95% of the Common Stock available under the Exchange Cap, the monthly prepayment requirement will cease on the date the Company has obtained stockholder approval to increase the number of shares of Common Stock available under the Exchange Cap and/or the Exchange Cap no longer applies. The monthly prepayment requirement will cease upon the payment in full of all obligations under the Note.

The Company and Yorkville entered into a registration rights agreement (the “Registration Rights Agreement”) pursuant to which the Company is required to file a registration statement registering the resale by Yorkville of any shares of the Company’s Common Stock issuable upon conversion of the Convertible Debentures. The Company filed the registration statement on September 8, 2022 and received notice of effectiveness on September 19, 2022.

The Company accounts for the convertible debt in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, under which the Convertible Debentures were analyzed for the identification of material embedded features that meet the criteria for equity treatment and/or bifurcation and must be recorded as a liability. The Company classified the Convertible Debentures as a non-current liability given a maturity date of greater than one year.

The Company received proceeds, net of a 2% original issuance discount, of $34.3 million from Yorkville. Debt issuance costs of $(0.3) million were recorded at inception of the debentures. Debt discount and issuance costs are amortized through the maturity date of the debenture using the effective interest rate method.

The Convertible Debentures will not be included in the computation of either basic or diluted EPS for the three and nine months ended September 30, 2022 in Note 17 - Net (Loss) Income per Share. This financial instrument is not included in basic EPS because it does not represent participating securities. Further, the Convertible Debentures are not included in diluted EPS because the Company reported a net loss from continuing operations for the three and nine month periods ended September 30, 2022; thus, including these financial instruments would have an antidilutive effect on EPS.

As of September 30, 2022, the Company had a principal balance of $34.8 million outstanding, net of unamortized debt discount and issuance costs of $0.6 million and $0.2 million, respectively. Amortization of debt discounts and issuance costs, recorded in other income (expense), net, for the three months ended September 30, 2022 totaled $0.1 million. The Company recorded accrued interest expense of $0.2 million in other income (expense), net related to the Convertible Debentures as of September 30, 2022. As of September 30, 2022,Yorkville converted $0.3 million of principal and $15,000 of accrued and unpaid interest into 201,671 shares of Common Stock.
Convertible Promissory Note
On August 9, 2022, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) with Aljomaih Automotive Co. (“Aljomaih”) under which the Company agreed to sell and issue to Aljomaih a convertible promissory note

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
with a principal amount of $20.0 million. On August 11, 2022, pursuant to the Note Purchase Agreement, the Company sold and issued to Aljomaih $20.0 million in principal amount of a convertible promissory note (the “Original Note”). On September 28, 2022, the Company and Aljomaih agreed to amend and restate the Original Note (as amended and restated, the “Note”) to, among other things, adjust the calculation of the shares of the Company’s common stock issuable as interest, as described further below. The Note Purchase Agreement includes an option to issue and sell additional convertible notes in a principal amount of up to an additional $20.0 million, upon the mutual consent of both parties by November 30, 2022, on terms and conditions to be negotiated in good faith.

The Note bears interest at a rate of 10.0% per annum, payable at maturity in validly issued, fully paid and non-assessable shares of Common Stock (“Interest Shares”), unless earlier converted or paid. If the 10-day VWAP ending on the trading day immediately prior to the applicable payment date is greater than or equal to the Nasdaq Minimum Price (as defined in the Note) or the Company has received the requisite approval from its stockholders, the number of Interest Shares to be issued will be calculated based on the 10-day; otherwise, the number of Interest Shares to be issued will be based on the Nasdaq Minimum Price. The conversion price for the Note will initially be equal to $2.3817 per share, subject to adjustment in some events pursuant to the terms of the Note. The Company will have the right, in its sole discretion and exercisable at its election by sending notice of such exercise to Aljomaih, to irrevocably fix the method of settlement that will apply to all conversions of Notes. Methods of settlement include (i) physical settlement in shares of Common Stock, (ii) cash settlement determined by multiplying the principal being converted by the 10-day VWAP ending on the trading day immediately prior to the conversion date and dividing by the conversion price, or (iii) a combination of Common Stock and cash.

The Note may not be converted into shares of Common Stock and Interest Shares may not be issued to the extent (i) such conversion or issuance would result in the investor having beneficial ownership of more than 19.99% of the then outstanding shares of the Company’s Common Stock or (ii) the aggregate number of shares issued would exceed the Authorized Share Cap (as defined in the Note).

The Note also includes an optional prepayment feature that provides the Company, on or after August 11, 2024, or as otherwise agreed to between the Company and Aljomaih in writing, the right to prepay the outstanding principal and accrued and unpaid interest, upon written notice not less than 5 trading days prior to exercise of the option, in full or in part and without penalty.

The Company accounts for the Note in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, under which the Note was analyzed for the identification of material embedded features that meet the criteria for equity treatment and/or bifurcation and must be recorded as a liability. The Company classified the Note as a non-current liability given a maturity date of greater than one year.

The Company received proceeds of $20.0 million from Aljomaih. Debt issuance costs of $0.1 million were recorded at inception of the Note. Debt issuance costs are amortized through the maturity date of the Note using the effective interest rate method.

The Note will not be included in the computation of either basic or diluted EPS for the three and nine months ended September 30, 2022 in Note 17 - Net (Loss) Income per Share. This financial instrument is not included in basic EPS because it does not represent participating securities. Further, the Note is not included in diluted EPS because the Company reported a net loss from continuing operations for the three and nine month periods ended September 30, 2022; thus, including these financial instruments would have an antidilutive effect on EPS.

As of September 30, 2022, the Company had a principal balance of $20.0 million outstanding, net of unamortized debt and issuance costs of $0.1 million. Amortization of debt issuance costs, recorded in other income (expense), net, for the three months ended September 30, 2022 totaled $7,000. The Company recorded accrued interest expense of $0.3 million in other income (expense), net related to the Note as of September 30, 2022.
Note 9— Investments
Amortized cost, gross unrealized gains/losses in accumulated other comprehensive loss and fair value of marketable debt securities, available-for-sale, by type of security as of September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Corporate debt security	$43,759	$—	$(974)	$42,785
U.S. treasuries	5,609	—	(59)	5,550
Asset-backed security and other	7,865	—	(122)	7,743
Non-U.S. government and supranational bonds	3,683	—	(61)	3,622
	$60,916	$—	$(1,216)	$59,700

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Corporate debt security	$71,406	$—	$(57)	$71,349
U.S. treasuries	3,415	—	(7)	3,408
Asset-backed security and other	2,555	—	(4)	2,551
Non-U.S. government and supranational bonds	16,405	1	(19)	16,387
Certificate of deposit	1,001	—	—	1,001
	$94,782	$1	$(87)	$94,696
Long-term investments:
Corporate debt security	$42,703	$—	$(246)	$42,457
U.S. treasuries	2,201	—	(5)	2,196
Asset-backed security and other	5,438	—	(28)	5,410
Non-U.S. government and supranational bonds	3,769	—	(16)	3,753
Certificate of deposit	1,000	—	—	1,000
	$55,111	$—	$(295)	$54,816

The Company’s investments in marketable debt securities, available-for-sale that have been in a continuous unrealized loss position by type of security as of September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30, 2022
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt security	$42,785	$(974)	$—	$—	$42,785	$(974)
US treasuries	5,550	(59)	—	—	5,550	(59)
Asset-backed security and other	7,743	(122)	—	—	7,743	(122)
Non-U.S. government and supranational bonds	3,622	(61)	—	—	3,622	(61)
	$59,700	$(1,216)	$—	$—	$59,700	$(1,216)

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

Gross realized gains and gross realized losses from the sales of the Company’s marketable debt securities, available-for-sale for the three and nine months ended September 30, 2022 and 2021 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gross realized gains	$—	$—	$—	$—
Gross realized losses	$(78)	$—	$(147)	$—

Amortized cost and fair value of marketable debt securities, available-for-sale by contractual maturity as of September 30, 2022 consisted of the following (in thousands, except weighted average data):

	Amortized Cost	Fair Value
Due in one year or less	$60,916	$59,700
Weighted average contractual maturity		0.5 years

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
Note 10— Equity
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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
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

Standby Equity Purchase Agreement

On March 23, 2022, the Company entered into a Standby Equity Purchase Agreement (the "SEPA") with Yorkville, whereby the Company has the right, but not the obligation, to sell to Yorkville up to $125.0 million of shares of its Common Stock at its request any time during the 36 months following the execution of the SEPA, subject to certain conditions. The Company expects to use any net proceeds for working capital and general corporate purposes.

As consideration for Yorkville’s commitment to purchase shares of Common Stock at the Company’s direction upon the terms and subject to the conditions set forth in the purchase agreement, upon execution of the purchase agreement, the Company issued 18,582 shares of Common Stock to Yorkville.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited

Under the Securities Purchase Agreement, the Company agreed not to effect an advance under the SEPA, without the advance mutual consent of both the Company and Yorkville, until the earliest of the date (i) all Convertible Debentures have been repaid or converted into Common Stock or (ii) Yorkville no longer has any right or ability to convert any portion of the Convertible Debentures into Common Stock (collectively, the “Consent Termination Date”). Yorkville agreed to extend the term set forth in the SEPA for a number of days equal to the number of days between the date of the Securities Purchase Agreement and the Consent Termination Date.

During the nine months ended September 30, 2022, the Company issued 1,809,515 shares of Common Stock under the SEPA for proceeds of $4.3 million. As of September 30, 2022, the remaining commitment available under the agreement was $120.7 million.
Note 11— Derivative Instruments

Public and Private Placement Warrants

As of September 30, 2022, the Company had 18,613,299 Public Warrants and 219,999 Private Placement Warrants outstanding, with fair values of $2.3 million and $27,000, respectively.

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
Note 12— Share-Based Compensation

2018 Stock Plan

On November 27, 2018, the Legacy Xos’ board of directors and stockholders adopted the 2018 Stock Plan. There are no shares available for issuance under the 2018 Stock Plan; however, the 2018 Stock Plan continues to govern the terms and conditions of the outstanding awards granted under the 2018 Stock Plan.

Options

As of September 30, 2022, there were 1,680,182 options outstanding under the 2018 Stock Plan. The amount and terms of Option grants were determined by the board of directors of Legacy Xos. The Options granted under the 2018 Stock Plan generally expire within 10 years from the date of grant and generally vest over 4 years, at the rate of 25% on the first anniversary of the date of grant and ratably on a monthly basis over the remaining 36-month period thereafter based on continued service.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Stock option activity during the nine months ended September 30, 2022 consisted of the following:

	Options	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Years	Intrinsic Value
December 31, 2021 — Options outstanding	1,838,759	$0.02	$0.02	8.22	$5,756,797
Granted	—	—	—
Exercised	400	0.02	0.02
Forfeited	3,678	0.03	0.02
March 31, 2022 — Options outstanding	1,834,681	$0.02	$0.02	7.98	$5,450,514
Granted	—	—	—
Exercised	38,693	0.02	0.04
Forfeited	9,309	0.02	0.03
June 30, 2022 — Options outstanding	1,786,679	$0.02	$0.02	7.69	$3,253,977
Granted	—	—	—
Exercised	3,594	0.03	0.02
Forfeited	102,903	0.03	0.03
September 30, 2022 — Options outstanding	1,680,182	$0.02	$0.02	6.97	$1,986,420
September 30, 2022 — Options vested and exercisable	922,555	$0.02	$0.02	6.45	$1,089,950

Aggregate intrinsic value represents the difference between the exercise price of the options and the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised during the three months ended September 30, 2022 and 2021 were approximately $5,000 and $0, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2022 and 2021 were approximately $120,000 and $6,000, respectively.

The Company estimates the fair value of options utilizing the Black-Scholes option pricing model, which is dependent upon several variables, including expected option term, expected volatility of the Company's share price over the expected term, expected risk-free rate and expected dividend yield rate. There were no option grants during the three and nine months ended September 30, 2022 and 2021.

2021 Equity Plan

On August 19, 2021 the Company’s stockholders approved the 2021 Equity Plan, which was ratified by the Company’s board of directors on August 20, 2021. The 2021 Equity Plan provides for the grant of incentive stock options (“ISOs”), within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), to employees, including employees of any parent or subsidiary, and for the grant of non statutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, RSUs, performance awards and other forms of awards to employees, directors and consultants, including employees and consultants of Xos’ affiliates.

As of September 30, 2022, there were 17,809,461 shares of Common Stock available for issuance under the 2021 Equity Plan.

RSU activity during the nine months ended September 30, 2022 consisted of the following:

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Fair Value
December 31, 2021 — RSU outstanding	1,844,820	$3.79	$5,811,183
Granted	1,618,442	2.67	3,960,984
Vested	133,349	3.21	347,382
Forfeited	117,532	3.38	279,746
March 31, 2022 — RSU outstanding	3,212,381	$3.27	$9,605,019
Granted	724,299	2.51	1,818,247
Vested	88,730	3.48	228,923
Forfeited	208,375	3.14	530,965
June 30, 2022 — RSU outstanding	3,639,575	$3.12	$6,696,818
Granted	3,408,613	1.83	6,360,099
Vested	450,931	3.52	812,933
Forfeited	785,258	2.59	1,412,500
September 30, 2022 — RSU outstanding	5,811,999	$2.41	$6,974,399

The Company’s recognized stock-based compensation expense (including earn-out RSUs) in the condensed consolidated statements of operations and comprehensive loss during the three and nine months ended September 30, 2022, and 2021 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of goods sold	$106	$—	$333	$—
Research and development	171	—	525	—
Sales and marketing	211	—	306	—
General and administrative	793	1	2,587	5
Total	$1,281	$1	$3,751	$5

The unamortized stock-based compensation expense was $12.6 million as of September 30, 2022, and weighted average remaining amortization period as of September 30, 2022 was 2.90 years.

The aggregate fair value of RSUs that vested was $0.8 and $1.4 during the three and nine months ended September 30, 2022, respectively.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Note 13— Property and Equipment, net
Property and equipment, net consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Equipment	$13,554	$5,244
Furniture and fixtures	175	141
Company vehicles	1,155	153
Leasehold improvements	1,393	626
Computers, software and related equipment	1,816	1,289
Construction in progress	3,278	1,444
Property and Equipment, gross	21,371	8,897
Accumulated depreciation	(3,348)	(1,471)
Property and Equipment, net	$18,023	$7,426

Depreciation expense during each of the three months ended September 30, 2022 and 2021 totaled $0.5 million and $0.2 million, respectively. Depreciation expense during the nine months ended September 30, 2022 and 2021 totaled $1.2 million and $0.6 million, respectively.
Note 14— Commitments and Contingencies
Operating and Finance Leases
Refer to Note 6, Leases for future minimum lease commitments.
Legal Contingencies

Legal claims may arise from time to time in the normal course of business, the results of which may have a material effect on the Company’s accompanying consolidated financial statements. As of September 30, 2022 and December 31, 2021, the Company was not a party to any legal proceedings, that individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
Note 15— Related Party Transactions

The Company leases property in North Hollywood, California from Valley Industrial Properties which is owned by the Sunseeker Trust. The Sunseeker Trust is an irrevocable trust with the beneficiary being the mother of the CEO, Dakota Semler. Rent expense during each of the three months ended September 30, 2022 and 2021 totaled $35,000, respectively. Rent expense during each of the nine months ended September 30, 2022 and 2021 totaled $106,000, respectively.

The Company maintains a contract manufacturing relationship with Metalsa S.A. de C.V. and has a contract manufacturing agreement with Fitzgerald Manufacturing Partners. We utilize Metalsa, a Mexico-based automotive supplier, to provide parts and manufacturing services. Metalsa had an investment in the Company in the form of a convertible note payable which was converted as part of the Series A Financing (see Note 10 - Equity above). Similarly, we utilize Fitzgerald Manufacturing Partners to provide parts and manufacturing services; the owner is a stockholder of the Company. We also have lease agreements with Fitzgerald Manufacturing Partners, for which we recorded rent expense of $0.2 million and $0.5 million during the three and nine months ended September 30, 2022. No rent expense was recorded for these lease agreements during the three and nine months ended September 30, 2021.

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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
The Company converted 34 notes payable with outstanding carrying value of $18.9 million from related parties into 19,664,000 preferred shares of Legacy Xos Preferred Stock as described above in Note 10 - Equity. These related parties consisted of the CEO, COO, board members, board advisors, and various trusts whose beneficiaries are relatives of the CEO.

The Company utilized employees from an entity owned by the CEO in conducting repairs and maintenance at its headquarters. Amounts charged for these services were at the employees’ current salary rates including benefits. No expenses were incurred related to these services during the three months ended September 30, 2022 and 2021. Amounts charged totaled $0 and $57,000 during the nine months ended September 30, 2022 and 2021, respectively.
Note 16— Income Taxes

The effective tax rate during each of the three months ended September 30, 2022 and 2021 was 0%, respectively. The effective tax rate during the nine months ended September 30, 2022 and 2021 was (0.01)% and 0%, respectively. State taxes coupled with losses not benefited resulted in an effective tax rate, below the statutory tax rate of 21% for the nine months ended September 30, 2022.
The Company recognizes tax benefits related to positions taken, or expected to be taken, on its tax returns, only if the positions are "more-likely-than-not" sustainable. Once this threshold has been met, the Company's measurement of its expected tax benefits is recognized in its financial statements. The Company does not have any uncertain tax positions that meet this threshold as of September 30, 2022 and December 31, 2021.

The Company files income tax returns with the Internal Revenue Service and the taxing authorities of various states. The tax periods 2018 through 2021 remain open in most jurisdictions. The Company is not currently under examination by income tax authorities in any federal or state jurisdiction.

At September 30, 2022, the Company's deferred income taxes were in a net asset position mainly due to deferred tax assets generated by net operating losses. The Company assesses the likelihood that its deferred tax assets will be realized. A full review of all positive and negative evidence needs to be considered, including the Company's current and past performance, the market environments in which the Company operates, the utilization of past tax credits, length of carryback and carryforward periods, as well as tax planning strategies that might be implemented. Management believes that, based on a number of factors, it is more likely than not, that all or some portion of the deferred tax assets may not be realized; and accordingly, for the periods ended September 30, 2022 and 2021, the Company has provided a valuation allowance against net US deferred tax assets.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Note 17— Net (Loss) Income per Share

Basic and diluted net (loss) income per share during the three and nine months ended September 30, 2022 and 2021 consisted of the following (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$(23,255)	$34,896	$(53,908)	$11,962
Denominator:
Basic
Weighted average common shares outstanding — basic	165,901	113,797	164,379	86,192
Basic net (loss) income per share	$(0.14)	$0.31	$(0.33)	$0.14
Diluted
Weighted average common shares outstanding from above	165,901	113,797	164,379	86,192
Add: dilutive effect of options	—	2,135	—	2,295
Add: dilutive effect of RSUs	—	—	—	—
Weighted average common shares outstanding	165,901	115,932	164,379	88,487
Diluted net (loss) income per share	$(0.14)	$0.30	$(0.33)	$0.14

Potential outstanding shares that were excluded from the computation of diluted net (loss) income per share because their effect was anti-dilutive as of September 30, 2022 and 2021 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Contingent earn-out shares	16,422	16,422	16,422	16,422
Common stock public and private warrants	18,833	18,833	18,833	18,833
Restricted stock units	5,812	—	5,812	—
Stock options	1,680	—	1,680	—
If-converted common stock from convertible debt	29,519	—	29,519	—

As described in Note 2 — Basis of Presentation and Summary of Significant Accounting Policies, the following tables set forth the impact of the revisions of the previously filed unaudited Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2021.

	Net Income (Loss) - Diluted
	If Corrected	As Reported	Variance
Three Months Ended September 30, 2021	$0.30	$(0.08)	$0.38
Nine Months Ended September 30, 2021	$0.14	$(0.28)	$0.42

	Weighted Average Shares Outstanding - Diluted
	If Corrected	As Reported	Variance
Three Months Ended September 30, 2021	115,932	148,791	(32,859)
Nine Months Ended September 30, 2021	88,487	121,186	(32,699)

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Note 18— Fair Value Measurements

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

Assets and liabilities carried at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited

	September 30, 2022
	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and Cash Equivalents(1):
Money market funds	$31,585	$31,585	$—	$—
Corporate debt security	9,247	—	9,247	—
	$40,832	$31,585	$9,247	$—
Short-Term Investments:
U.S. treasuries	$5,550	$5,550	$—	$—
Corporate debt security	42,785	—	42,785	—
Asset-backed security and other	7,743	—	7,743	—
Non-U.S. government and supranational bonds	3,622	—	3,622	—
	$59,700	$5,550	$54,150	$—
Total Financial Assets	$100,532	$37,135	$63,397	$—

Financial Liabilities:
Private Placement Warrants	$27	$—	$27	$—
Public Warrants	2,310	2,310	—	—
Contingent Earn-out Shares liability	5,150	—	—	5,150
Total Financial Liabilities	$7,487	$2,310	$27	$5,150

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

The changes in the fair value of Level 3 financial liabilities during the three nine months ended September 30, 2022 consisted of the following (in thousands):

	Three months ended September 30, 2022	Nine months ended September 30, 2022
Fair value, beginning of period	$11,894	$29,240
Recognition of earn-out RSUs	(90)	58
Change in fair value during the period	(6,654)	(24,148)
Fair value, end of period	$5,150	$5,150

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Significant unobservable inputs related to Level 3 earn-out shares liability consisted of the following as of September 30, 2022:

September 30, 2022
Stock price	$1.20
Stock price volatility	80.0%
Expected term	3.89 years
Risk-free interest rate	4.2%

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
XOS’ MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which Xos’ management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read together with the unaudited condensed consolidated financial statements and related notes that are included in this Report. You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim condensed consolidated financial statements and the related notes included elsewhere in this Report and our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 30, 2022, as amended and supplemented by other SEC filings, including this Report and future SEC filings. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section entitled “Risk Factors”. Unless the context otherwise requires, references in this “Xos Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of Xos and its consolidated subsidiaries.
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

Our X-Platform (our proprietary, purpose-built vehicle chassis platform) and X-Pack (our proprietary battery system) provide modular features that allow us to accommodate a wide range of last-mile applications and enable us to offer clients a lower total cost of ownership compared to many of our peers. The X-Platform and X-Pack are available for purchase as part of the Xos vehicle. The X-Platform and X-Pack were both engineered to be modular in nature to allow fleet operators to customize their vehicles to fit their commercial applications (e.g., upfitting with a specific vehicle body and/or tailoring battery range). In addition to a competitive vehicle purchase price, our technology can also drive savings throughout ownership through increased vehicle uptime, greater payload capacity and reduced service and maintenance expense. Ninety percent of vehicles in our targeted segments operate on routes under 200 miles per shift (referred to as “last-mile” routes). Vehicles that fulfill these predictable last-mile routes generally return to base hubs on a daily basis. We believe that such vehicles are ideal candidates for electrification as operators are able to connect the vehicles to dedicated charging infrastructure at return-to-base hubs. Our modular and cost-effective vehicles have been on the road and in customers’ hands since 2018, further validating the durability of satisfaction with our vehicles. During the nine months ended September 30, 2022, we sold 211 vehicles and 6 powertrains. During the nine months ended September 30, 2021, we sold 3 vehicles and 9 powertrains.

Our Fleet-as-a-Service product facilitates the transition from traditional internal combustion engine vehicles to battery electric vehicles and provides fleet operators with a comprehensive set of solutions and products (including, but not limited to, Energy Services, service and maintenance, vehicle telematics, OTA updates and financing) to transition to and to operate an electric fleet. This product offering will combine traditionally disaggregated services into a bundled service package, thus reducing the cost and friction associated with electrifying commercial fleets. Services to be offered in our Fleet-as-a-Service offerings include our proprietary technologies and in-house services and offerings from our industry partners. Our Fleet-as-a-Service offering includes (i) Energy Services (on-site vehicle charging infrastructure as well as our proprietary mobile charging unit Xos HubTM); (ii) service and maintenance (provided by our internal maintenance team and industry partners); (iii) replacement parts; (iv) financing via our external partners; (v) risk mitigation products (e.g., GAP insurance and warranties); and (vi) our telematics unit, the Xosphere Intelligence Platform. Fleet-as-a-Service is expected to increase the lifetime revenue of each vehicle sold by us. During the nine months ended September 30, 2022, we have generated $26.8 million in revenue (or 97% of revenue) from vehicle sales and Fleet-as-a-Service and $1.0 million from ancillary revenue (or 3% of revenue). During the nine months ended September 30, 2021, we generated $1.7 million (or 100% of revenue) from vehicle sales.

We believe our growth in the coming years is supported by the strong secular tailwinds of an increased focus on the impact of climate change and the growth of e-commerce and last-mile delivery. Commercial trucks are the largest emitters of greenhouse gases per capita in the transportation industry. The U.S. federal, state and foreign governments, along with corporations such as FedEx, UPS and Amazon, have set ambitious goals to reduce greenhouse gas emissions. Simultaneously, e-commerce continues to grow rapidly and has been accelerated by changes in consumer purchasing behavior during the COVID-19 pandemic. We believe the increased regulation relating to commercial vehicles, the launch of sustainability initiatives from leading financial and corporate institutions and the rapid growth of last-mile logistics will fuel accelerated adoption of our products worldwide. In addition, the Inflation Reduction Act passed this year expands significantly federal support for green energy initiatives.

We expect our operating expenditures will increase in connection with our ongoing activities, as we:

•continue to invest in servicing our growing portfolio of vehicles on the road including account management, maintenance and service technicians and the Xosphere Intelligence Platform;

•continue to invest in research and development and further develop and commercialize our core proprietary technologies, including our Xos Hub (charging solution) and Xosphere Intelligence Platform (fleet-as-a-service platform);

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

•obtain, maintain, expand and protect our intellectual property portfolio including patents, trade secrets, trademarks and copyrights; and

•further invest in infrastructure to operate in accordance with public company standards and guidelines.

Recent Developments

During the nine months ended September 30, 2022, we conducted a reduction in force to reduce costs, streamline our organizational structure and drive operational efficiencies. The plan included total workforce reductions of approximately 16% of our employees, reorganizing certain functions and reallocating resources to continue to focus on key strategic initiatives and unit deliveries.

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
Successful Commercialization of our Products and Services

We expect to derive future revenue from sales of our vehicles, battery systems and Fleet-as-a-Service offering. As many of these products are in development, we will require substantial additional capital to continue developing our products and services and bring them to full commercialization as well as fund our operations for the foreseeable future. Until we can generate sufficient revenue from product sales, we expect to finance our operations through commercialization and production with proceeds from the Business Combination as well as additional subsequent financing transactions, including potentially asset-based lending and/or receivable financing. The amount and timing of our future funding requirements, if any, will depend on many factors, including the pace and results of our commercialization efforts. Global economic conditions have been worsening, with disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the effects of COVID-19, military conflict between Russia and Ukraine, inflation and otherwise. If these conditions persist and deepen, we could experience an inability to access additional capital or our liquidity could otherwise be impacted. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our commercialization, research and development programs and/or other efforts.

Customer Demand and Deployment

While we have sold hundreds of our vehicles to our existing customers, have agreements with future customers and have received interest from other potential customers, our ability to deploy more of our units and services will remain a key indicator of our success. This includes the ability of our customers to receive and deploy their trucks in active use, which is affected by charging infrastructure deployment. We expect that the sales of our vehicles and services to our existing and future customers will be an important indicator of our performance. Our operational focus is to increase delivery volume and begin delivering gross margin positive units by the end of the second half of 2023, which includes taking action to increase prices.

Supply Chain Management

As described more fully below, there are certain areas in our supply chain management that have been disrupted due to global economic conditions and the prolonged effect of the COVID-19 pandemic. Our ability to find alternative solutions to meet customer demands will affect our financial performance.

Global economic conditions, which the COVID-19 pandemic and the military conflict between Russia and Ukraine have contributed to, have impacted our ability to source certain of our critical inventory items. The series of restrictions imposed and the speed and nature of the recovery in response to the pandemic has placed a burden on our supply chain management, including but not limited to the following areas:

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
Components of Results of Operations

Revenues

To date, we have primarily generated revenues from the sale of electric stepvan and stripped chassis vehicles and battery systems and our fleet-as-a service product offerings. Our stripped chassis is our vehicle offering that comprises our X-Platform electric vehicle base and X-Pack battery systems, which customers can upfit with their preferred vehicle body. As we continue to expand our commercialization, we expect our revenue to come from these products and other vehicle offerings including chassis cabs, which will feature our chassis and powertrain with the inclusion of a proprietary designed cab, and tractors, a shortened version of the chassis cab designed to haul trailers (also known as “day cabs”), that travel in last-mile use cases. In addition, we offer a full suite of service offerings including Energy Services, service and maintenance, telematics and financing.

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

We are continuing to undertake efforts to find more cost-effective vendors and sources of parts, streamline our manufacturing operation by focusing on production in our Byrdstown, Tennessee facility, reducing the manufacturing time for our vehicles and optimizing our design and engineering to lower our overall cost of production. Direct labor and overhead costs relate primarily to expenses incurred through our third-party manufacturing partners. We expect these expenses to increase in future periods as production volume increases to meet expected growth in customer demand.

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

•Fees paid to third parties such as consultants and contractors for engineering and computer-aided design (“CAD”) work on vehicle designs and other third-party services; and

•Payroll expense for employees primarily engaged in R&D activities, including allocation of stock-based compensation expense.

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

Other Income (Expense), Net

Other income (expense), net primarily includes interest income from our investments in marketable debt securities, available-for-sale, interest paid on our equipment leases and interest expense related to our financing obligations, including the amortization for debt discount and issuance costs.

Change in Fair Value of Derivatives
Change in fair value of derivative instruments relates to common stock warrant liability assumed as part of the Business Combination and the conversion feature on the convertible notes issued in prior years. Changes in the fair value relate to remeasurement of our public and private placement warrants to fair value as of any respective exercise date and as of each subsequent balance sheet date.
Change in Fair Value of Contingent Earn-out Interests Liability
The contingent earn-out interest liability was established as part of the Business Combination. Changes in the fair value relate to remeasurement to fair value as of each subsequent balance sheet date.

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2022 and 2021
The following table sets forth our historical operating results for the periods indicated:

	For the Three Months Ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Revenues	$11,008	$357	$10,651	nm(1)
Cost of goods sold	21,777	418	21,359	nm(1)
Gross margin loss	(10,769)	(61)	(10,708)	nm(1)
Operating expenses
General and administrative	9,470	7,606	1,864	25%
Research and development	8,573	5,302	3,271	62%
Sales and marketing	2,345	1,337	1,008	75%
Total operating expenses	20,388	14,245	6,143	43%
Loss from operations	(31,157)	(14,306)	(16,851)	118%
Other income (expense), net	(642)	(66)	(576)	nm(1)
Change in fair value of derivative instruments	1,890	1,066	824	77%
Change in fair value of earn-out interests liability	6,654	48,202	(41,548)	(86)%
Loss before provision for income taxes	(23,255)	34,896	(58,151)	(167)%
Provision for income taxes	—	—	—	100%
Net (loss) income	$(23,255)	$34,896	$(58,151)	(167)%

	For the Nine Months Ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Revenues	$27,805	$1,746	$26,059	nm(1)
Cost of goods sold	46,854	1,675	45,179	nm(1)
Gross margin loss	(19,049)	71	(19,120)	nm(1)
Operating expenses
General and administrative	30,991	15,756	15,235	97%
Research and development	24,493	9,846	14,647	149%
Sales and marketing	7,891	2,173	5,718	263%
Total operating expenses	63,375	27,775	35,600	128%
Loss from operations	(82,424)	(27,704)	(54,720)	198%
Other income (expense), net	(787)	(83)	(704)	nm(1)
Change in fair value of derivative instruments	5,158	6,030	(872)	(14)%
Change in fair value of earn-out interests liability	24,148	48,202	(24,054)	(50)%
Write-off of subscription receivable	—	(379)	379	(100)%
Realized loss on debt extinguishment	—	(14,104)	14,104	(100)%
Loss before provision for income taxes	(53,905)	11,962	(65,867)	nm(1)
Provision for income taxes	3	—	3	100%
Net (loss) income	$(53,908)	$11,962	$(65,870)	nm(1)
___________
(1) Percentage changes greater than or equal to 400% are not meaningful and noted as “nm” in the table above.
Revenues
Our total revenues increased by $10.7 million, from $0.4 million in the three months ended September 30, 2021 to $11.0 million in the three months ended September 30, 2022 primarily driven by an increase in unit sales. During the three months ended September 30, 2022, we sold 84 stepvans and 4 powertrains, compared to 3 powertrains during the three months ended September 30, 2021.
Our total revenues increased by $26.1 million, from $1.7 million in the nine months ended September 30, 2021 to $27.8 million in the nine months ended September 30, 2022 primarily driven by an increase in unit sales. During the nine months ended September 30, 2022, we sold 211 stepvans and 6 powertrains, compared to 3 stepvans and 9 powertrain during the nine months ended September 30, 2021.
Cost of Goods Sold
Cost of goods sold increased by $21.4 million, from $0.4 million in the three months ended September 30, 2021 to $21.8 million in the three months ended September 30, 2022. The increase in cost of goods sold is directly attributable to the increase in our product revenues and increases of (i) $3.5 million in inventory reserves and associated write-downs of excess and obsolete inventories with no such comparable reserves or write-downs during the three months ended September 30, 2021, (ii) $1.9 million in unfavorable physical inventory count and other adjustments and (iii) $16.0 million in direct materials, direct labor, manufacturing overhead and other direct and indirect costs.
Cost of goods sold increased by $45.2 million, from $1.7 million in the nine months ended September 30, 2021 to $46.9 million in the nine months ended September 30, 2022. The increase in cost of goods sold is directly attributable to the increase in our product revenues and increases of (i) $5.8 million in inventory reserves and write-downs of excess and obsolete inventories with no such comparable reserves write-downs during the nine months ended September 30, 2021 and (ii) $39.4 million in direct materials, direct labor, manufacturing overhead and other direct and indirect costs.

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
General and Administrative
General and administrative expenses increased by $1.9 million, or 25%, from $7.6 million in the three months ended September 30, 2021 to $9.5 million in the three months ended September 30, 2022, attributable to increase of (i) $1.4 million in personnel costs driven general and administrative functions necessary to support our business growth, (ii) $0.9 million in insurance costs driven by overall coverage increase and the amortization expense of directors & officers (“D&O”) insurance, (iii) $0.2 million increase in depreciation expense due to growth in business activities and (iv) $0.1 million in net other expense categories. These increases were partially offset by a decrease of $0.7 million in facilities expenses due to the allocation of overhead costs to cost of goods sold.
General and administrative expenses increased by $15.2 million, or 97%, from $15.8 million in the nine months ended September 30, 2021 to $31.0 million in the nine months ended September 30, 2022, attributable to increases of (i) $7.0 million in headcount and personnel cost for supply chain, sales, legal, accounting, information technology and general and administrative functions necessary to support our business growth, (ii) $4.8 million in insurance costs driven by overall coverage increase and the amortization expense of D&O insurance, (iii) $2.0 million in consulting and professional services expenses related to the implementation of our new ERP system and financial processes, (iv) $0.5 million in investment for equipment and technology driven by an increase in our headcount and (v) $1.3 million in other operating expenses, including travel, depreciation and other costs. These increases were offset by a $0.4 million decrease in facilities expenses due to the allocation of overhead costs to cost of goods sold.
Research and Development
Research and development expenses increased by $3.3 million, from $5.3 million in the three months ended September 30, 2021 to $8.6 million in the three months ended September 30, 2022. The growth was primarily due to increases of (i) $3.0 million in allocation of personnel costs driven by higher headcount in engineering, including the allocation of stock-based compensation expense and (ii) $0.3 million in net other costs, driven by equipment and material purchases used solely for research and development purposes.
Research and development expenses increased by $14.6 million, or 149%, from $9.8 million in the nine months ended September 30, 2021 to $24.5 million in the nine months ended September 30, 2022. The growth was primarily due to increases of (i) $10.4 million in allocation of personnel costs driven by higher headcount in engineering, including the allocation of stock-based compensation expense and (ii) $4.2 million in net other costs, driven by equipment and material purchases used solely for research and development purposes.
Sales and Marketing
Sales and marketing expense increased by $1.0 million, from $1.3 million in the three months ended September 30, 2021 to $2.3 million in the three months ended September 30, 2022. The growth was primarily due to increases of $1.5 million in allocation of personnel costs driven by higher headcount, including the allocation of stock-based compensation expense. This increase was offset by a $0.5 million decrease in consulting fees, public relations costs, participation in tradeshows and general marketing efforts.
Sales and marketing expense increased by $5.7 million, from $2.2 million in the nine months ended September 30, 2021 to $7.9 million in the nine months ended September 30, 2022. The growth was primarily due to increases of (i) $5.0 million in allocation of personnel costs driven by higher headcount, including the allocation of stock-based compensation expense and (ii) $0.7 million related to consulting fees, public relations costs, participation in tradeshows and general marketing efforts to enhance brand recognition in the first two quarters of 2022.
Other Income (Expense), net
Other income (expense), net increased by $0.6 million, from $0.1 million of net expense in the three months ended September 30, 2021 to $0.6 million of net expense in the three months ended September 30, 2022. This increase is primarily driven by interest expense, as well as amortization of debt discounts and debt issuance costs on convertible debt of $0.5 million.

Additionally, interest income related to marketable securities, available for sale increased by $0.3 million, offset by accretion/amortization expense of $0.2 million.
Other income (expense), net increased by $0.7 million, from $0.1 million of expense in the nine months ended September 30, 2021 to $0.8 million of expense in the nine months ended September 30, 2022. This increase is driven by an increase in interest expense of $0.8 million primarily related to convertible debt, including amortization of debt discount and debt issuance costs on convertible debt. Additionally, interest income related to marketable securities, available for sale increased by $1.4 million, offset by accretion/amortization expense of $1.0 million and realized losses from sales of $0.2 million.
Change in Fair Value of Derivatives
The gain on the change in fair value of derivative instruments increased by $0.8 million, or 77%, from $1.1 million in the three months ended September 30, 2021 to $1.9 million in the three months ended September 30, 2022 and decreased by $0.9 million, or 14%, from $6.0 million in the nine months ended September 30, 2021 to $5.2 million in the nine months ended September 30, 2022. The change in fair value for the three and nine months ended September 30, 2022 is primarily attributable to the change in our stock price and the resulting valuation at the respective reporting period.
Change in Fair Value of Contingent Earn-out Interests Liability
The gain on the change in fair value of contingent earn-out interests liability was $6.7 million and $24.1 million for the three and nine months ended September 30, 2022, respectively compared to $48.2 million for the three and nine months ended September 30, 2021, respectively. The change in fair value for the three and nine months ended September 30, 2022 is primarily attributable to the change in our stock price and the resulting valuation at the respective reporting period.
Write-off of Subscription Receivable
In 2020, the Company had a promissory note receivable in the amount of $364,000 due from the Company’s COO, Giordano Sordoni. The note was utilized to exercise options granted to him by the Company. The principal balance of the note and the associated accrued interest was subsequently forgiven during the nine months ended September 30, 2021. No similar transaction occurred during the nine months ended September 30, 2022.
Realized Loss on Debt Extinguishment
This represents the loss on the conversion of convertible debt into preferred shares during the nine months ended September 30, 2021. No similar transaction occurred during the nine months ended September 30, 2022.
Provision for income taxes
The Company recorded income tax provision of $0 during each of the three months ended September 30, 2022 and 2021, respectively. The Company recorded income tax provision of $3,000 and $0 during the during the nine months ended September 30, 2022 and 2021, respectively.

Liquidity and Capital Resources

As an early stage growth company, the net losses and cash outflows we have incurred since inception are consistent with our strategy and budget. We will continue to incur net losses and cash outflows in accordance with our operating plan as we continue to expand our research and development activities with respect to our vehicles and battery systems, scale our operations to meet anticipated demand and establish our Fleet-as-a-Service product offering. Our ability to access capital when needed is not assured and, if capital is not available to us when and in the amounts needed, we could be required to delay, scale back or abandon some or all of our development programs and other operations, which could materially harm our business, prospects, financial condition and operating results. Global economic conditions have been worsening, with disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the effects of COVID-19, military conflict between Russia and Ukraine, inflation and otherwise. If these conditions persist and deepen, we could experience an inability to access additional capital or our liquidity could otherwise be impacted. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our commercialization, research and development programs and/or other efforts.

We consummated the Business Combination, which resulted in net cash proceeds of approximately $216.7 million. In December 2020, we had the initial closing of our Series A Financing, and in the first quarter of 2021, we completed the Series A Financing, including the conversion of all our convertible notes into shares of Legacy Xos preferred stock. Prior to our Series

A Financing in December 2020 and the Business Combination, we had financed our operations primarily from the sales of convertible notes. As of September 30, 2022, our principal sources of liquidity were our cash and cash equivalents (excluding restricted cash) and investments in marketable debt securities, available-for-sale aggregating $106.1 million. We expect additional debt financing through asset-based lending and/or receivable financing in the future. Our short-term uses of cash are for working capital and to pay interest on our debt and our long-term uses of cash are for working capital and to pay the principal of our indebtedness.

We believe that our existing cash resources, are sufficient to support planned operations for the next 12 months. Additionally, on March 23, 2022, we entered into a Standby Equity Purchase Agreement (the "SEPA") with Yorkville, whereby the Company shall have the right, but not the obligation, to sell to Yorkville up to $125.0 million of its shares of common stock at our request during the 36 months following the execution of the SEPA, subject to certain conditions. As of September 30, 2022, remaining commitment of $120.7 million was available under the SEPA, provided that, pursuant to the issuance of convertible debentures to Yorkville described below, we shall not effect any advance under the SEPA without the prior mutual consent of Yorkville and the Company until the earliest of the date (i) all such convertible debentures have been repaid or converted into common stock or (ii) Yorkville no longer has any right or ability to convert any portion of the convertible debentures into common stock. In connection with the foregoing, the term set forth in the SEPA will be extended for a corresponding number of days. We used the net proceeds received from sales of common stock pursuant to the SEPA to date for working capital and general corporate purposes and expects similar use of proceeds going forward.

Further, on August 11, 2022 and September 21, 2022, we issued to Yorkville convertible debentures in the aggregate principal amount of $35.0 million, with a maturity date of November 11, 2023. Also on August 11, 2022, we issued to Aljomaih a convertible promissory note (the “Original Note”) with a principal amount of $20.0 million and a maturity date of August 11, 2025, pursuant to a note purchase agreement dated August 9, 2022; the note purchase agreement includes an option for Aljomaih to purchase additional convertible notes, on terms and conditions to be negotiated in good faith, in a principal amount of up to an additional $20.0 million. On September 28, 2022, the Company and Aljomaih agreed to amend and restate the Original Note to, among other things, adjust the calculation of the shares of our common stock issuable as interest (as amended and restated, the “Note”). We will use the net proceeds from the Yorkville convertible debentures and the Note for operational liquidity, working capital and general and administrative expenses.

As a result, our management believes that our current financial resources are sufficient to continue operating activities for at least 12 months past the issuance date of the financial statements.
Cash Flows Summary
Summary of cash flow data consisted of the following (in thousands):

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(105,597)	$(53,135)
Net cash provided by (used in) investing activities	75,515	(3,343)
Net cash provided by financing activities	60,376	253,507
Net increase in cash and cash equivalents	$30,294	$197,029
Cash Flows from Operating Activities
Our cash flows from operating activities are significantly affected by the growth of our business primarily related to research and development and selling, general, and administrative activities and working capital needs to support growth in inventory reserves and fluctuations in accounts payable and other current assets and liabilities.
Net cash used in operating activities was $105.6 million for the nine months ended September 30, 2022, primarily consisting of a net loss excluding non-cash expenses and gains of $69.5 million, and net changes in operating assets and liabilities of $36.1 million, including $40.2 million in inventory cost build-up as production ramps up.
Net cash used in operating activities was $53.1 million for the nine months ended September 30, 2021, primarily consisting of a net loss excluding non-cash expenses and gains of $27.2 million, and net changes in operating assets and liabilities of $26.0 million, including $19.0 million in inventory cost build-up in anticipation of production ramp-up.

Cash Flows from Investing Activities
Cash flows from investing activities primarily relate to the sales and maturities of marketable securities, available for sale, offset by capital expenditures to support our growth. Net cash used in capital expenditures is expected to continue to expand.
Net cash provided by investing activities was $75.5 million for the nine months ended September 30, 2022, due to net proceeds from sale of investments in marketable debt securities, available for sale of $87.4 million, offset by property and equipment additions of $11.9 million.
Net cash used in investing activities was $3.3 million for the nine months ended September 30, 2021, due to property and equipment additions.
Cash Flows from Financing Activities
Net cash provided by financing activities was $60.4 million for the nine months ended September 30, 2022, primarily related to proceeds from the (i) issuance of convertible debentures and notes of $54.3 million, (ii) issuance of common stock under the SEPA of $4.3 million and (iii) insurance financing notes, net of payments of $3.1 million, partially offset by (i) taxes paid relating to net-settlement of stock-based awards of $0.3 million, (ii) equipment lease principal payments of $0.8 million and (iii) debt issuance payments of $0.2 million in connection with the convertible debentures and notes.
Net cash provided by financing activities was $253.5 million for the nine months ended September 30, 2021, primarily consisting of the (i) $20.7 million proceeds from the consummation of the Business Combination (net of transaction costs and redemptions), (ii) proceeds from PIPE investment of $196.0 million, (iii) $31.8 million proceeds from additional Series A financing in January and February 2021, (iv) $2.4 million collection of the outstanding subscription receivable and (v) $2.7 million proceeds from the exercise of Legacy Xos Preferred Stock Warrant.
Contractual Obligations and Commitments
We did not have any material contractual obligations or other commitments as of September 30, 2022, other than what’s disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. We maintain a portfolio of investments in a variety of fixed and variable debt rate securities, including, U.S. treasuries, corporate debt, asset-backed securities, non-U.S. government and supranational bonds and certificate of deposit. As of September 30, 2022, the fair value of investments in marketable debt securities, available-for-sale was $59.7 million. The primary objective of our investment activity is to maintain the safety of principal, and to provide for future liquidity requirements while maximizing yields without significantly increasing risk. While some investments may be securities of companies in foreign countries, all investments are denominated and payable in U.S. dollars. We do not enter into investments for trading or speculative purposes. While our intent is not to sell these investment securities prior to their stated maturities, we may choose to sell any of the securities for strategic reasons including, but not limited to, anticipated capital requirements, anticipation of credit deterioration, duration management and because a security no longer meets the criteria of our investment policy. We do not use derivatives or similar instruments to manage our interest rate risk. We seek to invest in high quality investments. The weighted average rating (exclusive of cash and cash equivalents) was A as of September 30, 2022. Maturities are maintained consistent with our short-, medium- and long-term liquidity objectives.

The following table sets forth the impact on the fair value of our investments as of September 30, 2022 from changes in interest rates based on the weighted average duration of the debt securities in our portfolio (dollars in thousands):

Approximate Change in Fair Value of Investments
Change in Interest Rate	Increase (Decrease)
2% Decrease	$576
1% Decrease	$288
1% Increase	$(288)
2% Increase	$(576)
Foreign Currency Risk
There was no material foreign currency risk for the three and nine months ended September 30, 2022 and 2021.
Inflation and Other Risks
We are exposed to a variety of market and other risks, including the effects of changes in inflation, as well as risks to the availability of funding sources, hazard events, and specific asset risks. The U.S. economy is experiencing broad and rapid inflation. We monitor inflation and the effects of changing prices. Inflation increases the cost of goods and services used. If the Company’s costs were to become subject to significant inflationary pressures, we may not be able to fully offset these higher costs through price increases or mitigate the impact through alternative solutions. Our inability to do so may harm our business, financial condition and results of operations.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
As required by Rules 13(a)-15(e) and 15(d)-15(e) under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out evaluations of the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based upon each of their evaluations, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Exchange Act) were effective as of the end of the quarter ended September 30, 2022.

Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2022, we continued to be engaged in the process of design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations subsequent to the business combination, including the enhancement of our internal and external technical accounting resources.

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
Item 1.    Legal Proceedings
From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not currently a party to any legal proceedings, the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations.
Item 1A.    Risk Factors
Our risk factors are described in the “Risk Factors” section of our 2021 Form 10-K. Except as stated below, there have been no material changes to our risk factors since the filing of the 2021 Form 10-K.
We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position, and our business would be adversely affected if we are unable to service our debt obligations and are subject to default.
As of September 30, 2022, we had total indebtedness of approximately $64.3 million. Our substantial indebtedness may:
•limit our ability to use our cash flow or borrow additional funds for working capital, capital expenditures, acquisitions, investments or other general business purposes;
•require us to use a substantial portion of our cash flow from operations to make debt service payments
•limit our flexibility to plan for, or react to, changes in our business and industry, or our ability to take specified actions to take advantage of certain business opportunities that may be presented to us;
•result in dilution to our existing shareholders in the event the Convertible Note or the Convertible Debentures (collectivelythe “Convertible Debt”) is settled in our shares of our common stock;
•place us at a competitive disadvantage compared to our less leveraged competitors; and
•increase our vulnerability to the impact of adverse economic and industry conditions.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, seek additional capital or restructure or refinance our debt. These alternative measures may not be successful and may not permit us to meet our debt service obligations. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. If we do not make the required payments when due, either at maturity, or at applicable installment payment dates, or if we breach the agreement or become insolvent, the lender could elect to declare all amounts outstanding, together with accrued and unpaid interest, and other payments, to be immediately due and payable. If our indebtedness is accelerated, we cannot assure you that we will have sufficient assets to repay the indebtedness. Any default under our indebtedness would have a material adverse effect on our financial condition and our ability to continue our operations.
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
Our ability to make payments of the principal of, to pay interest on or any potential prepayments for the Convertible Debt, to the extent applicable, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. If the assumptions underlying our cash flow guidance are incorrect, our business may not continue to generate cash flow from operations in the future sufficient to service the Convertible Debentures, and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or issuing additional equity, equity-linked or debt instruments on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. If we are unable to engage in any of these activities or engage in these activities on desirable terms, we may be unable to meet our debt obligations, which would materially and adversely impact our business, financial condition and operating results.
Conversion of the Convertible Debt may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.

The conversion of some or all of the Convertible Debt may dilute the ownership interests of our stockholders. Upon conversion of the Convertible Debentures, we must deliver shares of Common Stock, and upon conversion of the Convertible Note, we have the option to pay or deliver, as the case may be, cash, shares of Common Stock, or a combination of cash and shares of Common Stock. If we elect to settle our conversion obligation with respect to the Convertible Note in shares of Common Stock or a combination of cash and shares of Common Stock, any sales in the public market of Common Stock issuable upon such conversion could adversely affect prevailing market prices of Common Stock. In addition, the existence of the Convertible Debt may encourage short selling by market participants because the conversion of the Convertible Debt could be used to satisfy short positions, or anticipated conversion of the Convertible Debt into shares of Common Stock could depress the price of Common Stock.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
On July 1, 2022, we issued 350,000 restricted shares of our Common Stock to Fitzgerald Manufacturing Partners, LLC (“Fitzgerald”) pursuant to the terms of a prior contract manufacturing agreement by and among the Company, Xos Fleet, Inc. (a wholly owned subsidiary of the Company), and Fitzgerald (the “Manufacturing Agreement”). Pursuant to the Manufacturing Agreement, Fitzgerald assembles medium-commercial vehicles for the Company. The Company purchases completed vehicles from Fitzgerald at a price comprised of fixed and variable costs set forth in the Manufacturing Agreement. In addition to the cash compensation for completed vehicles, the 350,000 restricted shares of Common Stock were issued to Fitzgerald and vest pursuant to performance metrics set forth in the Manufacturing Agreement.
On August 9, 2022, we entered into a securities purchase agreement with Yorkville, under which we agreed to sell and issue to Yorkville up to $35.0 million in principal amount of convertible debentures, convertible into shares of our Common Stock, subject to certain conditions and limitations (the “Convertible Debentures”). On August 11, 2022 and September 21, 2022, we issued to Yorkville Convertible Debentures in the aggregate principal amount of $35.0 million, for cash proceeds of $34.3 million.
On August 9, 2022, we entered into a note purchase agreement with Aljomaih, for the issuance of convertible note with a principal amount of $20.0 million (the “Note”). The note purchase agreement includes an option for Aljomaih to purchase additional convertible notes, on terms and conditions to be negotiated in good faith, in a principal amount of up to an additional $20.0 million. On August 11, 2022, we issued the Note to Aljomaih for cash proceeds of $20.0 million.
The issuances of securities in the above transactions were made in reliance on the exemption from registration in Section 4(a)(2) under the Securities Act.

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
4.1
Amended and Restated Convertible Promissory Note, dated as of September 28, 2022, by and between Xos, Inc. and Aljomaih Automotive Co. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on September 30, 2022).

4.2	Form of Convertible Debenture, by and between Xos, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on August 11, 2022).
10.1	Third Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q filed on August 11, 2022).
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

XOS, INC.
Date: November 10, 2022	By:	/s/ Dakota Semler
	Name:	Dakota Semler
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Kingsley E. Afemikhe
	Name:	Kingsley E. Afemikhe
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)