Form 10-Q/A
period 2022-03-31
Xos, Inc.
filed 2023-03-09
CIK 1819493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q/A
(Amendment No. 1)
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

Explanatory Note

Xos, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to restate its unaudited condensed consolidated financial statements as of March 31, 2022, and for the three months ended March 31, 2022, previously included in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on May 9, 2022 (the “Original Report”). This Form 10-Q/A also amends certain other items in the Original Report, as listed in “Items Amended in this Form 10-Q/A” below.

Restatement Background

As disclosed in the Company’s Current Report on Form 8-K, as furnished or filed, as applicable, with the SEC on March 8, 2023, the Company is restating its previously issued unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2022 due to (1) errors in recording results of a physical inventory count, which caused inventories to be overstated and cost of goods sold to be understated for the three months ended March 31, 2022, and (2) errors in the improper recording of duplicate inventory receipts as well as improper and inaccurate recording of prepaid inventories, which caused inventories, prepaid inventories (included within Prepaid expenses and other current assets), accounts payable and accrued expenses (included within Other current liabilities) to be overstated for the three months ended March 31, 2022. On March 8, 2023, the Audit Committee of the Board of Directors of the Company, after discussion with the Company’s management, concluded that the Company’s unaudited condensed consolidated financial statements as of March 31, 2022 and for the three months ended March 31, 2022 included in the Original Report should be restated (the “Restatement”) to correct these errors. Accordingly, the Company’s previously furnished or filed reports, related earnings releases, investor presentations or similar communications of the Company describing the Company’s financial results contained in the Original Report should no longer be relied upon.

In connection with the misstatement, management identified a material weakness in internal control over financial reporting relating to the ineffective operation of controls related to inventory management that resulted in the error above and concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2022. For a discussion of management’s evaluation of our disclosure controls and procedures and the material weakness identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.

Items Amended in this Form 10-Q/A

This Form 10-Q/A presents the Original Report, amended, and restated with modifications as necessary to reflect the Restatement. The following items have been amended to reflect the Restatement:

•Part I, Item 1. Financial Information
•Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part I, Item 4, Controls and Procedures
•Part II, Item 1A. Risk Factors
•Part II, Item 6. Exhibits and Signatures

In addition, this Form 10-Q/A includes an updated signature page and new certifications of the Company’s Chief Executive Officer and Chief Financial Officer, dated as of the date of this filing (Exhibits 31.1, 31.2 and 32.1).

This Form 10-Q/A sets forth the Original Report in its entirety, as amended to reflect the restatement. Among other things, forward-looking statements made in the Original Report have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Report, and such forward-looking statements should be read in their historical context. Except as described above, this Form 10-Q/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-Q/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

Forward-Looking Statements

This Quarterly Report on Form 10-Q/A (the “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (“the Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. All statements, other than statements of present or historical fact included in this Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of such terms or other similar expressions. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control.

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

•the restatement of our financial statements as of and for the three months ended March 31, 2022 and our ability to maintain an effective system of internal controls over financial reporting, including our ability to remediate the existing material weakness in our internal controls;

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

A discussion of these and other factors affecting our business and prospects is set forth in Part II, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2022 (the “2021 Form 10-K”), as supplemented by other SEC filings, including this Report and future SEC filings. We encourage investors to review these risk factors.

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

Item 1.    Financial Statements
Index to Unaudited Condensed Consolidated Financial Statements

Page
Condensed Consolidated Balance Sheets as of March 31, 2022 (Unaudited) (As restated) and December 31, 2021	9
Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2022 (Unaudited) (As restated) and 2021 (Unaudited)	10
Condensed Consolidated Statements of Legacy Xos Preferred Stock and Stockholders' Equity (Deficit) for the Three Months Ended March 31, 2022 (Unaudited) (As restated) and 2021 (Unaudited)	11
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 (Unaudited) (As restated) and 2021 (Unaudited)	12
Notes to Unaudited Condensed Consolidated Financial Statements (As restated)	14

Xos, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
Unaudited
(in thousands, except par value)

	March 31, 2022 (As restated)(1)	December 31, 2021
Assets
Cash and cash equivalents	$11,810	$16,142
Restricted cash	3,034	3,034
Accounts receivable	6,848	3,353
Marketable debt securities, available-for-sale — short-term	89,823	94,696
Inventories	37,729	30,883
Prepaid expenses and other current assets	15,936	17,850
Total current assets	165,180	165,958
Marketable debt securities, available-for-sale — long-term	28,063	54,816
Property and equipment, net	10,253	7,426
Operating lease right-of-use assets, net	7,765	—
Other assets	506	506
Total assets	$211,767	$228,706

Liabilities and Stockholders’ Equity
Accounts payable	$7,599	$10,122
Other current liabilities	10,835	5,861
Total current liabilities	18,434	15,983
Earn-out shares liability	26,938	29,240
Common stock warrant liability	7,930	7,496
Other non-current liabilities	7,895	1,594
Total liabilities	61,197	54,313
Commitment and Contingencies
Stockholders’ Equity
Common Stock $0.0001 par value, authorized 1,000,000 shares, 163,253 and 163,137 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	16	16
Preferred Stock $0.0001 par value, authorized 10,000 shares, 0 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	179,884	178,851
Accumulated deficit	(28,123)	(4,093)
Accumulated other comprehensive loss	(1,207)	(381)
Total stockholders’ equity	150,570	174,393
Total liabilities and stockholders’ equity	$211,767	$228,706
____________
(1) For discussion on the restatement adjustments, see Note 2 – Basis of Presentation and Summary of Significant Accounting Policies – Restatement of Unaudited Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Xos, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
Unaudited
(in thousands, except per share amounts)

	Three Months Ended March 31
	2022 (As restated)(1)	2021
Revenues	$7,031	$793
Cost of goods sold	13,030	672
Gross (loss) margin	(5,999)	121

Operating expenses
General and administrative	11,322	2,354
Research and development	6,949	2,999
Sales and marketing	2,028	312
Total operating expenses	20,299	5,665

Loss from operations	(26,298)	(5,544)

Other income (expense), net	81	(217)
Change in fair value of derivative instruments	(435)	6,394
Change in fair value of earn-out shares liability	2,624	—
Write off of subscription receivable	—	(379)
Realized loss on debt extinguishment	—	(14,104)
Loss before provision for income taxes	(24,028)	(13,850)
Provision for income taxes	2	—
Net loss	(24,030)	(13,850)

Other comprehensive loss
Marketable debt securities, available-for-sale
Change in net unrealized loss, net of tax of $0.00, for the three months ended March 31, 2022 and 2021	(826)	—
Total comprehensive loss	$(24,856)	$(13,850)

Net loss per share
Basic	$(0.15)	$(0.19)
Diluted	$(0.15)	$(0.19)
Weighted average shares outstanding
Basic	163,165	72,354
Diluted	163,165	72,354
____________
(1) For discussion on the restatement adjustments, see Note 2 – Basis of Presentation and Summary of Significant Accounting Policies – Restatement of Unaudited Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Xos, Inc. and Subsidiaries
Condensed Consolidated Statements of Legacy Xos Preferred Stock and Stockholders’ Equity (Deficit)
Unaudited
(in thousands)

	Legacy Xos Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit (As restated)(1)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit) (As restated)(1)
	Shares	Amount	Shares	Par Value
Balance at December 31, 2020	2,762	$7,862	72,277	$7	$290	$(27,494)	$—	$(27,197)
Payment of subscription receivable	—	2,430	—	—	380	—	—	380
Issuance of Legacy Xos Preferred Stock, including note conversion	49,518	66,701	—	—	—	—	—	—
Options exercised	—	—	206	—	3	—	—	3
Stock repurchased and retired	—	—	(94)	—	(1)	—	—	(1)
Stock based compensation expense	—	—	—	—	2	—	—	2
Net loss	—	—	—	—	—	(13,850)	—	(13,850)
Balance at March 31, 2021	52,280	$76,993	72,389	$7	$674	$(41,344)	$—	$(40,663)

Balance at December 31, 2021	—	$—	163,137	$16	$178,851	$(4,093)	$(381)	$174,393
Stock options exercised	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	1,068	—	—	1,068
Issuance of common stock for vesting of restricted stock units	—	—	133	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(36)	—	(97)	—	—	(97)
Issuance of common stock for commitment shares under Standby Equity Purchase Agreement	—	—	19	—	62	—	—	62
Net and comprehensive loss (As restated)	—	—	—	—	—	(24,030)	(826)	(24,856)
Balance at March 31, 2022 (As restated)	—	$—	163,253	$16	$179,884	$(28,123)	$(1,207)	$150,570
____________
(1) For discussion on the restatement adjustments, see Note 2 – Basis of Presentation and Summary of Significant Accounting Policies – Restatement of Unaudited Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Xos, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Months Ended March 31
	2022 (As restated)(1)	2021
OPERATING ACTIVITIES:
Net loss	$(24,030)	$(13,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	268	89
Amortization of right-of-use assets	355	—
Inventory reserve	1,064	—
Write off of subscription receivable	—	379
Realized loss on debt extinguishment	—	14,104
Change in fair value of derivative instruments	435	(6,394)
Change in fair value of earn-out shares liability	(2,624)	—
Net realized losses on marketable debt securities, available-for-sale	6	—
Stock-based compensation expense	1,391	2
Other non-cash items	732	—
Changes in operating assets and liabilities:
Accounts receivable	(3,495)	94
Inventories	(7,910)	(1,432)
Prepaid expenses and other current assets	1,914	(862)
Other assets	—	(350)
Accounts payable	(2,620)	(113)
Other liabilities	3,210	(449)
Net cash used in operating activities	(31,304)	(8,782)

INVESTING ACTIVITIES:
Purchase of property and equipment	(2,998)	(202)
Proceeds from sales and maturities of marketable debt securities, available-for-sale	30,151	—
Net cash provided by (used in) investing activities	27,153	(202)

FINANCING ACTIVITIES:
Proceeds from issuance of shares of Legacy Xos Preferred Stock	—	31,759
Proceeds from subscription receivable – preferred	—	2,430
Principal payment of equipment leases	(83)	(38)
Taxes paid related to net share settlement of stock-based awards	(98)	—
Proceeds from stock option exercises	—	2
Net cash (used in) provided by financing activities	(181)	34,153

Net (decrease) increase in cash, cash equivalents and restricted cash	(4,332)	25,169
Cash, cash equivalents and restricted cash, beginning of period	19,176	10,359
Cash, cash equivalents and restricted cash, end of period	$14,844	$35,528

Reconciliation of Cash, Cash Equivalents and Restricted Cash to Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$11,810	$35,528
Restricted cash	3,034	—
Total cash, cash equivalents and restricted cash	$14,844	$35,528

Supplemental disclosure of non-cash investing and financing activities
Purchase of property and equipment in accounts payable	$97	$—
Recognition of right-of-use asset and lease liabilities upon ASC 842 adoption on 1/1/2022	$7,682	$—
Right-of-use asset obtained in exchange for operating lease obligations	$437	$—
Conversion of notes payable to Legacy Xos Preferred Stock:
Issuance of redeemable convertible preferred stock	$—	$34,918
Conversion of interest payable on convertible notes	$—	$2,453
Conversion of notes payable into preferred stock	$—	$21,540
____________
(1) For discussion on the restatement adjustments, see Note 2 – Basis of Presentation and Summary of Significant Accounting Policies – Restatement of Unaudited Condensed Consolidated Financial Statements.

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

Restatement of Unaudited Condensed Consolidated Financial Statements

Subsequent to the original issuance of the interim financial statements for the quarterly period ended March 31, 2022 on May 9, 2022, management determined, upon further analysis, that the Company’s previously issued unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2022 should be restated due to (1) errors in recording results of a physical inventory count, which caused inventories to be overstated and cost of goods sold to be understated for the three months ended March 31, 2022, and (2) errors in the improper recording of duplicate inventory receipts as well as improper and inaccurate recording of prepaid inventories, which caused inventories, prepaid inventories (included within Prepaid expenses and other current assets), accounts payable and accrued expenses (included within Other current liabilities) to be overstated for the three months ended March 31, 2022.

The following tables reflect the impact of the restatement adjustments to the specific line items presented in our previously issued unaudited financial statements for the periods indicated (in thousands, except per share amounts):

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

	March 31, 2022
Condensed Consolidated Balance Sheets	As Previously Reported	Adjustments	As Restated
Inventories	$40,303	$(2,574)	$37,729
Prepaid expenses and other current assets	17,570	(1,634)	15,936
Total current assets	169,388	(4,208)	165,180
Total assets	215,975	(4,208)	211,767
Accounts payable	7,941	(342)	7,599
Other current liabilities	11,857	(1,022)	10,835
Total current liabilities	19,798	(1,364)	18,434
Total liabilities	62,561	(1,364)	61,197
Accumulated deficit	(25,279)	(2,844)	(28,123)
Total stockholders' equity	153,414	(2,844)	150,570
Total liabilities and stockholders' equity	$215,975	$(4,208)	$211,767

	Three Months Ended March 31, 2022
Condensed Consolidated Statement of Operations and Comprehensive Loss	As Previously Reported	Adjustments	Restated
Cost of goods sold	$10,186	$2,844	$13,030
Gross loss	(3,155)	(2,844)	(5,999)
Loss from operations	(23,454)	(2,844)	(26,298)
Loss before provision from income taxes	(21,184)	(2,844)	(24,028)
Net loss	(21,186)	(2,844)	(24,030)
Total comprehensive loss	$(22,012)	$(2,844)	$(24,856)
Net loss per share
Basic	$(0.13)	$(0.02)	$(0.15)
Diluted	$(0.13)	$(0.02)	$(0.15)

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended March 31, 2022
Condensed Consolidated Statement of Legacy Xos Preferred Stock and Stockholders' Equity (Deficit)	As Previously Reported	Adjustments	As Restated
Net and comprehensive loss	$(21,186)	$(2,844)	$(24,030)
Accumulated deficit	(25,279)	(2,844)	(28,123)
Total stockholders' equity (deficit)	$153,414	$(2,844)	$150,570

	Three Months Ended March 31, 2022
Condensed Consolidated Statement of Cash Flows	As Previously Reported	Adjustments	Restated
Net loss	$(21,186)	$(2,844)	$(24,030)
Inventory reserve	1,248	(184)	1,064
Changes in operating assets and liabilities:
Inventories	(10,668)	2,758	(7,910)
Prepaid expenses and other current assets	280	1,634	1,914
Accounts payable	(2,278)	(342)	(2,620)
Other liabilities	$4,232	$(1,022)	$3,210

The remainder of the notes to the Company’s condensed consolidated financial statements have been updated and restated, as applicable, to reflect the impacts of the restatement described above.
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

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
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

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
Note 4— Inventories
Inventory amounted to $37.7 million and $30.9 million, respectively, as of March 31, 2022 and December 31, 2021 and consisted of the following (in thousands):

	March 31, 2022 (As restated)(1)	December 31, 2021
Raw materials	$20,669	$20,382
Work in process	19,183	10,659
Finished goods	—	901
Inventories, gross of reserves	39,852	31,942
Less: inventory reserve	(2,123)	(1,059)
Inventories	$37,729	$30,883
____________
(1) For discussion on the restatement adjustments, see Note 2 – Basis of Presentation and Summary of Significant Accounting Policies – Restatement of Unaudited Condensed Consolidated Financial Statements.
Note 5— Selected Balance Sheet Data
Prepaid expenses and other current assets as of March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31, 2022 (As restated)(1)	December 31, 2021
Prepaid inventories	$6,781	$7,303
Prepaid insurance	3,040	4,996
Deposits (primarily relating to deposits on equipment purchases)	3,203	2,783
Assets held for sale	1,848	1,848
Prepaid licenses and subscriptions	706	801
Others	358	119
Total	$15,936	$17,850
____________
(1) For discussion on the restatement adjustments, see Note 2 – Basis of Presentation and Summary of Significant Accounting Policies – Restatement of Unaudited Condensed Consolidated Financial Statements.
Other current liabilities as of March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31, 2022 (As restated)(1)	December 31, 2021
Accrued expenses(2)	$7,098	$3,997
Lease liabilities, current	1,958	482
Customer deposits	1,026	899
Warranty liability	475	177
Others	278	306
Total	$10,835	$5,861
____________

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(1) For discussion on the restatement adjustments, see Note 2 – Basis of Presentation and Summary of Significant Accounting Policies – Restatement of Unaudited Condensed Consolidated Financial Statements.
(2) Primarily relates to accrued inventory purchases, personnel costs — wages, health benefits, vacation and other accruals.
Note 6— Leases
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
Note 8— Investments
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
Legacy Xos’ Preferred Stock
During the fourth quarter of 2020, Legacy Xos executed a financing round and issued shares of preferred stock (the “2020 Series A Financing’’). The 2020 Series A Financing included the authorization of 25,794,475 shares of Legacy Xos Preferred Stock in classes A through A-10. The shares of Class A Legacy Xos Preferred Stock was allocated to investors who contributed new money to Legacy Xos, while the shares of Class A-1 through A-10 Legacy Xos Preferred Stock were issued in exchange to convertible note holders. As part of this raise, 1,411,764 shares of Class A Legacy Xos Preferred Stock and one warrant exercisable for 319,411 shares of Class A Legacy Xos Preferred Stock were issued for aggregate cash proceeds of $9.6 million and a subscription receivable for $2.4 million. During the quarter ended March 31, 2021, the Legacy Xos issued an additional 3,739,846 shares of Class A Legacy Xos Preferred Stock raising $31.8 million in cash proceeds, and the conversion of the SAFE Note (refer to Note 13).
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
Note 10— Common Stock Warrant Liability

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

Note 11— Share-Based Compensation

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

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
The Company recognized stock-based compensation expense (including earn-out RSUs) in the condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2022, and 2021 totaling approximately $1.4 million and $2,000, respectively, which consisted of the following (in thousands):

	March 31, 2022	March 31, 2021
Cost of goods sold	$29	$—
Research and development	261	—
Sales and marketing	58	—
General and administrative	1,043	2
Total	$1,391	$2

The unamortized stock-based compensation expense was $9.2 million as of March 31, 2022, and weighted average remaining amortization period as of March 31, 2022 was 3.08 years.

The aggregate fair value of RSUs that vested was $0.3 million during the three months ended March 31, 2022.
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
Note 13 — Commitments and Contingencies
Operating and Finance Leases
Refer to Note 7, Leases for future minimum lease commitments.
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
Note 14— Related Party Transactions

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

Note 15—— Income Taxes

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
Note 16— Net Loss per Share

Basic and diluted net loss per share for the three months ended March 31, 2022 and 2021 consisted of the following (in thousands, except for per share amounts):

	March 31, 2022 (As restated)(1)	March 31, 2021
Numerator:
Net loss (As restated)	$(24,030)	$(13,850)
Denominator:
Basic
Weighted average common shares outstanding — basic	163,165	72,354
Basic net loss per share	$(0.15)	$(0.19)
Diluted
Weighted average common shares outstanding from above	163,165	72,354
Add: dilutive effect of options	—	—
Add: dilutive effect of RSUs	—	—
Weighted average common shares outstanding	163,165	72,354
Diluted net loss per share	$(0.15)	$(0.19)
____________
(1) For discussion on the restatement adjustments, see Note 2 – Basis of Presentation and Summary of Significant Accounting Policies – Restatement of Unaudited Condensed Consolidated Financial Statements.

Potential weighted average shares that were excluded from the computation of diluted net income (loss) per share because their effect was anti-dilutive as of March 31, 2022 and 2021 consisted of the following (in thousands):

	March 31, 2022	March 31, 2021
Contingent earn-out shares	16,422	—
Common stock public and private warrants	18,833	—
Restricted stock units	731	—
Stock options	1,813	2,341

Note 17— Fair Value Measurements

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

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
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

____________
(1) Included in total cash and cash equivalents in the condensed consolidated balance sheets.

The changes in the fair value of Level 3 financial liabilities during the three months ended March 31, 2022 consisted of the following (in thousands):

Earn-out Shares Liability
Fair value at December 31, 2021	$29,240
Recognition of earn-out RSUs	322
Change in fair value during the period	(2,624)
Fair value at March 31, 2022	$26,938

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

The following information has been adjusted to reflect the Restatement of our condensed consolidated financial statements as described in the “Explanatory Note” at the beginning of this Form 10-Q/A and in Note 2 – Basis of Presentation and Summary of Significant Accounting Policies – Restatement of Unaudited Condensed Consolidated Financial Statements in the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q/A.
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
Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021
The following table sets forth our historical operating results for the periods indicated:

	For the Three Months Ended March 31,
(in thousands)	2022 (As restated)(1)	2021	$ Change	% Change
Revenues	$7,031	$793	$6,238	nm(2)
Cost of goods sold	13,030	672	12,358	nm
Gross margin	(5,999)	121	(6,120)	nm
Operating expenses
General and administrative	11,322	2,354	8,968	381%
Research and development	6,949	2,999	3,950	132%
Sales and marketing	2,028	312	1,716	nm
Total operating expenses	20,299	5,665	14,634	258%
Loss from operations	(26,298)	(5,544)	(20,754)	374%
Other income (expense), net	81	(217)	298	(137)%
Change in fair value of derivative instruments	(435)	6,394	(6,829)	(107)%
Change in fair value of earn-out interests liability	2,624	—	2,624	100%
Write-off of subscription receivable	—	(379)	379	(100)%
Realized loss on debt extinguishment	—	(14,104)	14,104	(100)%
Loss before provision for income taxes	(24,028)	(13,850)	(10,178)	73%
Provision for income taxes	2	—	2	100%
Net Loss	$(24,030)	$(13,850)	$(10,180)	74%
___________

(1) For discussion on the restatement adjustments, see Note 2 – Basis of Presentation and Summary of Significant Accounting Policies – Restatement of Unaudited Condensed Consolidated Financial Statements.
(2) Percentage changes greater than or equal to 400% are not meaningful and noted as nm in the table above.
Revenues
Our total revenue increased by $6.2 million from $0.8 million in the three months ended March 31, 2021 to $7.0 million in the three months ended March 31, 2022 primarily driven by increase in unit sales. During the three months ended March 31, 2022, we sold 56 stepvans, compared to 3 stepvans and 1 powertrain during the three months ended March 31, 2021.
Cost of Goods Sold
Cost of goods sold increased by $12.4 million, from $0.7 million in the three months ended March 31, 2021 to $13.0 million in the three months ended March 31, 2022. The increase in cost of goods sold is directly attributable to the increase in our product revenues and increases of (i) $1.2 million in the inventory reserve with no such comparable reserve during the three months ended March 31, 2021, (ii) $8.4 million in direct materials, direct labor, and manufacturing overhead, and (iii) $2.8 million related to the inventory errors discussed in Note 2 – Basis of Presentation and Summary of Significant Accounting Policies – Restatement of Unaudited Condensed Consolidated Financial Statements.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the three months ended March 31, 2022 and 2021, respectively:

(in thousands)	Three Months Ended March 31,
	2022 (As restated)(1)	2021
Net loss	$(24,030)	$(13,850)
Other (income) expense, net	(81)	217
Depreciation	268	89
Provision for income taxes	2	—
EBITDA	$(23,841)	$(13,544)
Change in fair value of derivative instruments	435	(6,394)
Change in fair value of earn-out shares liability	(2,624)	—
Stock based compensation	1,391	2
Adjusted EBITDA	$(24,639)	$(19,936)
____________
(1) For discussion on the restatement adjustments, see Note 2 – Basis of Presentation and Summary of Significant Accounting Policies – Restatement of Unaudited Condensed Consolidated Financial Statements.
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
Cash Flows Summary
Summary of cash flow data consisted of the following (in thousands):

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(31,304)	$(8,782)
Net cash provided by (used in) investing activities	27,153	(202)
Net cash provided by (used in) financing activities	(181)	34,153
Net increase (decrease) in cash, cash equivalents and restricted cash	$(4,332)	$25,169

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
Net cash used in operating activities was $31.3 million for the three months ended March 31, 2022, primarily consisting of a net loss excluding non-cash expenses and gains of $22.4 million, and net changes in operating assets and liabilities of $8.9 million, including $7.9 million in inventory cost build-up as production ramps up.
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
Internal Control Over Financial Reporting

As disclosed in our 2021 Form 10-K, we were not required to comply with the rules of the SEC implementing Section 404 of the Sarbanes-Oxley Act, based on our business combination date and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We excluded management’s report on internal controls over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations. We are required to disclose changes made in our internal controls and procedures on a quarterly basis, we are not required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the year following our first annual report required to be filed with the SEC post-merger, which is December 31, 2022. We have begun the process of establishing a system of internal control to support management’s evaluation of internal control subsequent to the completed Business Combination on August 20, 2021.

Effective internal controls over financial reporting are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. As part of our process to establish an effective system of internal controls, management has identified a material weakness in internal control over financial reporting related to the ineffective operation of controls related to inventory management that resulted in (1) errors in recording results of a physical inventory count, which caused inventories to be overstated and cost of goods sold to be understated for the three months ended March 31, 2022, and (2) errors in the improper recording of duplicate inventory receipts as well as improper and inaccurate recording of prepaid inventories, which caused inventories, prepaid inventories (included within Prepaid expenses and other current assets), accounts payable and accrued expenses (included within Other current liabilities) to be overstated for the three months ended March 31, 2022. Management has begun to execute the remediation plan under the oversight of the Audit Committee, including further documenting and implementing control procedures to address the identified risks of material misstatements, and implementing monitoring activities over such control procedures.

If we cannot conclude that we have effective internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, which could lead to a decline in our stock price. Failure to comply with reporting requirements could also subject us to sanctions and/or investigations by the SEC, Nasdaq or other regulatory authorities. If we fail to remedy any deficiencies or maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties or stockholder litigation. In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our operating results or financial condition.

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

As required by Rules 13(a)-15(e) and 15(d)-15(e) under the Exchange Act, at the time the Original Report was filed, our Chief Executive Officer and Chief Financial Officer carried out evaluations of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022 and concluded that our disclosure controls and procedures were effective. After filing the Original Report, the Company identified a material weakness in internal control over financial reporting as described below. As a result, our Chief Executive Officer and Chief Financial Officer have re-evaluated the disclosure controls and procedures and concluded that our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Exchange Act) were not effective as of the end of March 31, 2022 due to the material weakness in internal control over financial reporting as described below.
Material Weakness in Internal Controls Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Accordingly, a material weakness increases the risk that the financial information we report contains material errors. If we fail to remediate these material weaknesses, determine that our internal controls over financial reporting are not effective, discover areas that need improvement in the future or discover additional material weaknesses, these shortcomings could have an adverse effect on our business and financial results, and the price of our common stock could be negatively affected.

As of March 31, 2022, we have identified a material weakness in internal controls related to the ineffective operation of controls related to inventory management that resulted in (1) errors in recording results of a physical inventory count, which caused inventories to be overstated and cost of goods sold to be understated for the three months ended March 31, 2022, and (2)

errors in the improper recording of duplicate inventory receipts as well as improper and inaccurate recording of prepaid inventories, which caused inventories, prepaid inventories (included within Prepaid expenses and other current assets), accounts payable and accrued expenses (included within Other current liabilities) to be overstated for the three months ended March 31, 2022. As a result of this material weakness, management performed additional analysis as deemed necessary to ensure that our financial statements included in this Form 10-Q/A present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weakness in Internal Control Over Financial Reporting

In order to remediate the material weakness in internal control over financial reporting related to the ineffective operation of controls related to inventory management, management is implementing financial reporting control changes to address the material weakness. Management is implementing remediation steps to improve its disclosure controls and procedures and its internal controls over financial reporting, including further documenting and implementing control procedures to address the identified risks of material misstatements, and implementing monitoring activities over such control procedures.

To further remediate the material weakness, management, including the Chief Executive Officer and Chief Financial Officer, have reaffirmed and re-emphasized the importance of internal controls, control consciousness and a strong control environment. We also expect to continue to review, optimize and enhance our financial reporting controls and procedures. This material weakness will not be considered remediated until the applicable remediated control operates for a sufficient period of time and management has concluded, through testing, that this enhanced control is operating effectively.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A.    Risk Factors
Our risk factors are described in the “Risk Factors” section of our 2021 Form 10-K. There have been no material changes to our risk factors since the filing of the 2021 Form 10-K, other than as set forth below.

We identified a material weakness in our internal control over financial reporting, and we may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate any material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

Upon becoming a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which will require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on our internal control over financial reporting. Although we are required to disclose changes made in our internal controls and procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal controls over financial reporting pursuant to Section 404 until the annual report for our fiscal year ending December 31, 2022.

As disclosed in the Company’s Current Report on Form 8-K, as furnished or filed, as applicable, with the SEC on March 8, 2023, the Company is restating its previously issued unaudited condensed consolidated financial statements as of and for the quarters ended March 31, 2022, June 30, 2022 and September 30, 2022 due to (1) errors in recording results of a physical inventory count, which caused inventories to be overstated and cost of goods sold to be understated, and (2) errors in the improper recording of duplicate inventory receipts as well as improper and inaccurate recording of prepaid inventories, which caused inventories, prepaid inventories (included within Prepaid expenses and other current assets), accounts payable and accrued expenses (included within Other current liabilities) to be overstated. Accordingly, the Company’s previously furnished or filed reports, related earnings releases, investor presentations or similar communications of the Company describing the Company’s financial results contained in the Original Report should no longer be relied upon.

In connection with the misstatement, management identified a material weakness in internal control over financial reporting related to the ineffective operation of controls related to inventory management that resulted in the error as described above. For a discussion of management’s evaluation of our disclosure controls and procedures and the material weakness identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these measures will ultimately have the intended effects.

In order to remediate the material weakness in internal control over financial reporting related to the ineffective operation of controls related to inventory management, management is implementing financial reporting control changes to address the material weakness. Management is implementing remediation steps to improve its disclosure controls and procedures and its internal controls over financial reporting, including further documenting and implementing control procedures to address the identified risks of material misstatements, and implementing monitoring activities over such control procedures. To further remediate the material weakness, management, including the Chief Executive Officer and Chief Financial Officer, have reaffirmed and re-emphasized the importance of internal controls, control consciousness and a strong control environment. We also expect to continue to review, optimize and enhance our financial reporting controls and procedures. This material weakness will not be considered remediated until the applicable remediated control operates for a sufficient period of time and management has concluded, through testing, that this enhanced control is operating effectively.

If we are not able to remediate the material weakness, or if we identify any new material weaknesses in the future, we may be unable to maintain compliance with the requirements of securities laws, stock exchange listing rules, or debt instrument covenants regarding timely filing of information; we could lose access to sources of capital or liquidity; and investors may lose confidence in our financial reporting and our stock price may decline as a result. Though we are taking steps to remediate the material weakness, we cannot be assured that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weakness or avoid potential future material weaknesses.

As a result of the material weakness described above and other related matters raised or that may in the future be identified, we face potential for adverse regulatory consequences, including investigations, penalties or suspensions by the SEC or Nasdaq, litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weakness in our internal control over financial reporting and the preparation of our consolidated financial statements. As of the date of this filing, we have no knowledge of any such regulatory consequences, litigation, claim or dispute. However, we can provide no assurance that such regulatory consequences, litigation, claim or dispute will not arise in the future. Any such regulatory consequences, litigation, claim or dispute, whether successful or not, could subject us to additional costs, divert the attention of our management, or impair our reputation. Each of these consequences could have a material adverse effect on our business, results of operations and financial condition.

We may identify future material weaknesses in our internal controls over financial reporting or fail to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley, and we may be unable to accurately report our financial results, or report them within the timeframes required by law or stock exchange regulations. We cannot assure that our existing material weakness will be remediated or that additional material weaknesses will not exist or otherwise be discovered, any of which could adversely affect our reputation, financial condition, and results of operations.
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
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
(a)Exhibits.

Exhibit Number	Description
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 26, 2021).
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on August 26, 2021).
10.1	Equity Purchase Agreement, dated March 23, 2022 between Xos, Inc. and YA II PN, LTD (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 28, 2022).
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XOS, INC.
Date: March 9, 2023	By:	/s/ Dakota Semler
	Name:	Dakota Semler
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: March 9, 2023	By:	/s/ Kingsley E. Afemikhe
	Name:	Kingsley E. Afemikhe
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)