Form 10-Q/A
period 2022-06-30
Xos, Inc.
filed 2023-03-09
CIK 1819493

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

Explanatory Note

Xos, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to restate its unaudited condensed consolidated financial statements as of June 30, 2022, and for the three and six months ended June 30, 2022, previously included in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed with the Securities and Exchange Commission (the “SEC”) on August 11, 2022 (the “Original Report”). This Form 10-Q/A also amends certain other items in the Original Report, as listed in “Items Amended in this Form 10-Q/A” below.

Restatement Background

As disclosed in the Company’s Current Report on Form 8-K, as furnished or filed, as applicable, with the SEC on March 8, 2023, the Company is restating its previously issued unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2022 due to (1) errors in recording results of a physical inventory count, which caused inventories to be overstated and cost of goods sold to be understated for the six months ended June 30, 2022, and (2) errors in the improper recording of duplicate inventory receipts as well as improper and inaccurate recording of prepaid inventories, which caused inventories, prepaid inventories (included within Prepaid expenses and other current assets), accounts payable and accrued expenses (included within Other current liabilities) to be overstated for the three and six months ended June 30, 2022. On March 8, 2023, the Audit Committee of the Board of Directors of the Company, after discussion with the Company’s management, concluded that the Company’s unaudited condensed consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 included in the Original Report should be restated (the “Restatement”) to correct these errors. Accordingly, the Company’s previously furnished or filed reports, related earnings releases, investor presentations or similar communications of the Company describing the Company’s financial results contained in the Original Report should no longer be relied upon.

In connection with the misstatement, management identified a material weakness in internal control over financial reporting relating to the ineffective operation of controls related to inventory management that resulted in the error above and concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2022. For a discussion of management’s evaluation of our disclosure controls and procedures and the material weakness identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.

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

•the restatement of our financial statements as of and for the three and six months ended June 30, 2022 and our ability to maintain an effective system of internal controls over financial reporting, including our ability to remediate the existing material weakness in our internal controls;

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

Item 1.    Financial Statements
Index to Unaudited Condensed Consolidated Financial Statements

Page
Condensed Consolidated Balance Sheets as of June 30, 2022 (Unaudited) (As restated) and December 31, 2021	9
Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2022 (Unaudited) (As restated) and 2021 (Unaudited)	10
Condensed Consolidated Statements of Legacy Xos Preferred Stock and Stockholders' Equity (Deficit) for the Three and Six Months Ended June 30, 2022 (Unaudited) (As restated) and 2021 (Unaudited)	11
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 (Unaudited) (As restated) and 2021 (Unaudited)	12
Notes to Condensed Consolidated Financial Statements (Unaudited) (As restated)	14

Xos, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
Unaudited
(in thousands, except par value)

	June 30, 2022 (As restated)(1)	December 31, 2021
Assets
Cash and cash equivalents	$4,251	$16,142
Restricted cash	3,034	3,034
Accounts receivable	12,931	3,353
Marketable debt securities, available-for-sale — short-term	64,651	94,696
Inventories	58,242	30,883
Prepaid expenses and other current assets	17,798	17,850
Total current assets	160,907	165,958
Marketable debt securities, available-for-sale — long-term	13,218	54,816
Property and equipment, net	16,754	7,426
Operating lease right-of-use assets, net	7,306	—
Other non-current assets	1,504	506
Total assets	$199,689	$228,706

Liabilities and Stockholders’ Equity
Accounts payable	$8,419	$10,122
Other current liabilities	18,004	5,861
Total current liabilities	26,423	15,983
Earn-out shares liability	11,894	29,240
Common stock warrant liability	4,227	7,496
Other non-current liabilities	10,738	1,594
Total liabilities	53,282	54,313
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Common Stock $0.0001 par value, authorized 1,000,000 shares, 165,504 and 163,137 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	17	16
Preferred Stock $0.0001 par value, authorized 10,000 shares, 0 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	185,516	178,851
Accumulated deficit	(37,769)	(4,093)
Accumulated other comprehensive loss	(1,357)	(381)
Total stockholders’ equity	146,407	174,393
Total liabilities and stockholders’ equity	$199,689	$228,706
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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Xos, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
Unaudited
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022 (As restated)(1)	2021	2022 (As restated)(1)	2021
Revenues	$9,766	$596	$16,797	$1,389
Cost of goods sold	15,070	585	28,100	1,257
Gross (loss) margin	(5,304)	11	(11,303)	132

Operating expenses
General and administrative	12,093	4,599	23,415	6,953
Research and development	7,635	2,742	14,584	5,741
Sales and marketing	2,960	524	4,988	836
Total operating expenses	22,688	7,865	42,987	13,530

Loss from operations	(27,992)	(7,854)	(54,290)	(13,398)

Other income (expense), net	(226)	126	(145)	(91)
Change in fair value of derivative instruments	3,703	(1,430)	3,268	4,964
Change in fair value of earn-out shares liability	14,870	—	17,494	—
Write off of subscription receivable	—	—	—	(379)
Realized loss on debt extinguishment	—	—	—	(14,104)
Loss before provision for income taxes	(9,645)	(9,158)	(33,673)	(23,008)
Provision for income taxes	1	—	3	—
Net loss	$(9,646)	$(9,158)	$(33,676)	$(23,008)

Other comprehensive loss
Marketable debt securities, available-for-sale
Change in net unrealized loss, net of tax of $0, for the three and six months ended June 30, 2022 and 2021	(150)	—	(976)	—
Total comprehensive loss	$(9,796)	$(9,158)	$(34,652)	$(23,008)

Net loss per share
Basic	$(0.06)	$(0.13)	$(0.21)	$(0.32)
Diluted	$(0.06)	$(0.13)	$(0.21)	$(0.32)
Weighted average shares outstanding
Basic	164,041	72,389	163,606	72,372
Diluted	164,041	72,389	163,606	72,372
____________
(1) For discussion on the restatement adjustments, see Note 2 – Basis of Presentation and Summary of Significant Accounting Policies – Restatement of Unaudited Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Xos, Inc. and Subsidiaries
Condensed Consolidated Statements of Legacy Xos Preferred Stock and Stockholders’ Equity (Deficit)
Unaudited
(in thousands)

	Legacy Xos Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit (As restated)(1)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit) (As restated)(1)
	Shares	Amount	Shares	Par Value
Balance at December 31, 2020	2,762	$7,862	72,277	$7	$290	$(27,494)	$—	$(27,197)
Payment of subscription receivable	—	2,430	—	—	380	—	—	380
Issuance of Legacy Xos Preferred Stock, including note conversion	49,518	66,701	—	—	—	—	—	—
Stock options exercised	—	—	206	—	3	—	—	3
Stock repurchased and retired	—	—	(94)	—	(1)	—	—	(1)
Stock based compensation expense	—	—	—	—	2	—	—	2
Net loss	—	—	—	—	—	(13,850)	—	(13,850)
Balance at March 31, 2021	52,280	$76,993	72,389	$7	$674	$(41,344)	$—	$(40,663)
Stock based compensation expense	—	—	—	—	1	—	—	1
Stock options exercised	—	—	2	—	—	—	—	—
Net loss	—	—	—	—	—	(9,158)	—	(9,158)
Balance at June 30, 2021	52,280	$76,993	72,391	$7	$675	$(50,502)	$—	$(49,820)

Balance at December 31, 2021	—	$—	163,137	$16	$178,851	$(4,093)	$(381)	$174,393
Stock based compensation expense	—	—	—	—	1,068	—	—	1,068
Issuance of common stock for vesting of restricted stock units	—	—	133	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(36)	—	(97)	—	—	(97)
Issuance of common stock for commitment shares under the Standby Equity Purchase Agreement	—	—	19	—	62	—	—	62
Net and comprehensive loss	—	—	—	—	—	(24,030)	(826)	(24,856)
Balance at March 31, 2022 (As restated)	—	$—	163,253	$16	$179,884	$(28,123)	$(1,207)	$150,570
Stock options exercised	—	—	385	—	1	—	—	1
Stock based compensation expense	—	—	—	—	1,407	—	—	1,407
Issuance of common stock for vesting of restricted stock units	—	—	89	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(33)	—	(86)	—	—	(86)
Issuance of common stock under the Standby Equity Purchase Agreement	—	—	1,810	1	4,310	—	—	4,311
Net and comprehensive loss	—	—	—	—	—	(9,646)	(150)	(9,796)
Balance at June 30, 2022 (As restated)	—	$—	165,504	$17	$185,516	$(37,769)	$(1,357)	$146,407
____________________
(1) For discussion on the restatement adjustments, see Note 2 – Basis of Presentation and Summary of Significant Accounting Policies – Restatement of Unaudited Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Xos, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Unaudited
(in thousands, unaudited)

	Six Months Ended June 30,
	2022 (As restated)(1)	2021
OPERATING ACTIVITIES:
Net loss	$(33,676)	$(23,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	562	380
Amortization of right-of-use assets	815	—
Inventory reserve	1,991	—
Write off of subscription receivable	—	379
Realized loss on debt extinguishment	—	14,104
Change in fair value of derivative instruments	(3,268)	(4,964)
Change in fair value of earn-out shares liability	(17,494)	—
Net realized losses on marketable debt securities, available-for-sale	69	—
Stock-based compensation expense	2,469	3
Other non-cash items	1,191	—
Changes in operating assets and liabilities:
Accounts receivable	(9,578)	(392)
Inventories	(28,882)	(4,941)
Prepaid expenses and other current assets	52	(1,697)
Other assets	(998)	—
Accounts payable	(2,445)	(581)
Other liabilities	13,364	564
Net cash used in operating activities	(75,828)	(20,153)

INVESTING ACTIVITIES:
Purchase of property and equipment	(9,462)	(702)
Proceeds from sales and maturities of marketable debt securities, available-for-sale	69,561	—
Net cash provided by (used in) investing activities	60,099	(702)

FINANCING ACTIVITIES:
Proceeds from issuance of shares of Legacy Xos Preferred Stock	—	31,757
Proceeds from subscription receivable – preferred	—	2,430
Principal payment of equipment leases	(289)	(77)
Taxes paid related to net share settlement of stock-based awards	(183)	—
Proceeds from stock option exercises	—	3
Proceeds from issuance of common stock under Standby Equity Purchase Agreement	4,310	—
Net cash provided by financing activities	3,838	34,113

Net (decrease) increase in cash, cash equivalents and restricted cash	(11,891)	13,258
Cash, cash equivalents and restricted cash, beginning of period	19,176	10,359
Cash, cash equivalents and restricted cash, end of period	$7,285	$23,617

Reconciliation of Cash, Cash Equivalents and Restricted Cash to Unaudited Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$4,251	$23,617

Restricted cash	3,034	—
Total cash, cash equivalents and restricted cash	$7,285	$23,617

Supplemental disclosure of non-cash investing and financing activities
Purchase of property and equipment in accounts payable	$741	$—
Recognition of right-of-use asset and lease liabilities upon ASC 842 adoption	$7,682	$—
Right-of-use asset obtained in exchange for operating lease obligations	$437	$—
Conversion of notes payable to Legacy Xos Preferred Stock:
Issuance of redeemable convertible preferred stock	$—	$34,918
Conversion of interest payable on convertible notes	$—	$2,453
Conversion of notes payable into preferred stock	$—	$21,540
Fair value adjustment of related party debt at conversion	$—	$3,763
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

Restatement of Unaudited Condensed Consolidated Financial Statements

Subsequent to the original issuance of the interim financial statements for the quarterly period ended June 30, 2022 on August 11, 2022, management determined, upon further analysis, that the Company’s previously issued unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2022 should be restated due to (1) errors in recording results of a physical inventory count, which caused inventories to be overstated and cost of goods sold to be understated for the six months ended June 30, 2022, and (2) errors in the improper recording of duplicate inventory receipts as well as improper and inaccurate recording of prepaid inventories, which caused inventories, prepaid inventories (included

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
within Prepaid expenses and other current assets), accounts payable and accrued expenses (included within Other current liabilities) to be overstated for the three and six months ended June 30, 2022.

The following tables reflect the impact of the restatement adjustments to the specific line items presented in our previously issued unaudited financial statements for the periods indicated (in thousands, except per share amounts):

	June 30, 2022
Condensed Consolidated Balance Sheets	As Previously Reported	Adjustments	As Restated
Inventories	$62,197	$(3,955)	$58,242
Prepaid expenses and other current assets	20,971	(3,173)	17,798
Total current assets	168,035	(7,128)	160,907
Total assets	206,817	(7,128)	199,689
Accounts payable	8,761	(342)	8,419
Other current liabilities	21,767	(3,763)	18,004
Total current liabilities	30,528	(4,105)	26,423
Total liabilities	57,387	(4,105)	53,282
Accumulated deficit	(34,746)	(3,023)	(37,769)
Total stockholders' equity	149,430	(3,023)	146,407
Total liabilities and stockholders' equity	$206,817	$(7,128)	$199,689

	Three Months Ended June 30, 2022
Condensed Consolidated Statement of Operations and Comprehensive Loss	As Previously Reported	Adjustments	Restated
Cost of goods sold	$14,891	$179	$15,070
Gross loss	(5,125)	(179)	(5,304)
Loss from operations	(27,813)	(179)	(27,992)
Loss before provision from income taxes	(9,466)	(179)	(9,645)
Net loss	(9,467)	(179)	(9,646)
Total comprehensive loss	$(9,617)	$(179)	$(9,796)
Net loss per share
Basic	$(0.06)	$—	$(0.06)
Diluted	$(0.06)	$—	$(0.06)

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited

	Six Months Ended June 30, 2022
Condensed Consolidated Statement of Operations and Comprehensive Loss	As Previously Reported	Adjustments	Restated
Cost of goods sold	$25,077	$3,023	$28,100
Gross loss	(8,280)	(3,023)	(11,303)
Loss from operations	(51,267)	(3,023)	(54,290)
Loss before provision from income taxes	(30,650)	(3,023)	(33,673)
Net loss	(30,653)	(3,023)	(33,676)
Total comprehensive loss	$(31,629)	$(3,023)	$(34,652)
Net loss per share
Basic	$(0.19)	$(0.02)	$(0.21)
Diluted	$(0.19)	$(0.02)	$(0.21)

	Six Months Ended June 30, 2022
Condensed Consolidated Statement of Legacy Xos Preferred Stock and Stockholders' Equity (Deficit)	As Previously Reported	Adjustments	As Restated
Net and comprehensive loss	$(31,629)	$(3,023)	$(34,652)
Accumulated Deficit	$(34,746)	$(3,023)	$(37,769)
Total Stockholders' Equity (Deficit)	$149,430	$(3,023)	$146,407

	Six Months Ended June 30, 2022
Condensed Consolidated Statement of Cash Flows	As Previously Reported	Adjustments	Restated
Net loss	$(30,653)	$(3,023)	$(33,676)
Inventory reserves	$2,212	$(221)	$1,991
Changes in operating assets and liabilities:
Inventories	$(33,058)	$4,176	$(28,882)
Prepaid expenses and other current assets	$(3,121)	$3,173	$52
Accounts payable	$(2,102)	$(343)	$(2,445)
Other liabilities	$17,126	$(3,762)	$13,364

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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
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

Note 4 — Inventories
Inventory amounted to $58.2 million and $30.9 million, respectively, as of June 30, 2022 and December 31, 2021 and consisted of the following (in thousands):

	June 30, 2022 (As restated)(1)	December 31, 2021
Raw materials	$35,381	$20,382
Work in process	25,911	10,659
Finished goods	—	901
Inventories, gross of reserves	61,292	31,942
Less: inventory reserve	(3,050)	(1,059)
Inventories	$58,242	$30,883
____________
(1) For discussion on the restatement adjustments, see Note 2 – Basis of Presentation and Summary of Significant Accounting Policies – Restatement of Unaudited Condensed Consolidated Financial Statements.
Note 5 — Selected Balance Sheet Data
Prepaid expenses and other current assets as of June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited

	June 30, 2022 (As restated)(1)	December 31, 2021
Prepaid inventories	$12,562	$7,303
Prepaid insurance	1,102	4,996
Deposits (primarily relating to deposits on equipment purchases)	805	2,783
Assets held for sale	1,848	1,848
Prepaid licenses and subscriptions	741	801
Others	740	119
Total	$17,798	$17,850
____________
(1) For discussion on the restatement adjustments, see Note 2 – Basis of Presentation and Summary of Significant Accounting Policies – Restatement of Unaudited Condensed Consolidated Financial Statements.

Other current liabilities as of June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	June 30, 2022 (As restated)(1)	December 31, 2021
Accrued expenses and other(2)	$12,583	$4,303
Lease liabilities, current	3,520	482
Customer deposits	1,068	899
Warranty liability	833	177
Total	$18,004	$5,861
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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
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
Note 10 — Common Stock Warrant Liability

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

The aggregate fair value of RSUs that vested was $0.2 and $0.6 during the three and six months ended June 30, 2022, respectively.
Note 12 — Property and Equipment, net
Property and equipment, net consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022 (As restated)(1)	December 31, 2021
Equipment	$8,985	$5,244
Furniture & fixtures	168	141
Company vehicles	629	153
Leasehold improvements	626	626
Computers, software and related equipment	1,762	1,289
Construction in progress	6,930	1,444
Property and Equipment, gross	19,100	8,897
Accumulated depreciation	(2,346)	(1,471)
Property and Equipment, net	$16,754	$7,426
____________

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
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

The Company has contract manufacturing agreements with Metalsa S.A. de C.V. and Fitzgerald Manufacturing Partners. We utilize Metalsa, a Mexico-based automotive supplier, to provide parts and manufacturing services. Metalsa had an investment in the Company in the form of a convertible note payable which was converted as part of the Series A Financing (see Note 10 above). Similarly, we utilize Fitzgerald Manufacturing Partners to provide parts and manufacturing services; the owner is a stockholder of the Company. We also have lease agreements with Fitzgerald Manufacturing Partners, for which we recorded rent expense of $189,000 and $361,000 during the three and six months ended June 30, 2022. No rent expense was recorded for these lease agreements during the three and six months ended June 30, 2021.

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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
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

Note 16 — Net Loss per Share

Basic and diluted net loss per share during the three and six months ended June 30, 2022 and 2021 consisted of the following (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022 (As restated)(1)	2021	2022 (As restated)(1)	2021
Numerator:
Net income (loss)	$(9,646)	$(9,158)	$(33,676)	$(23,008)
Denominator:
Basic
Weighted average common shares outstanding — basic	164,041	72,389	163,606	72,372
Basic net loss per share	$(0.06)	$(0.13)	$(0.21)	$(0.32)
Diluted
Weighted average common shares outstanding from above	164,041	72,389	163,606	72,372
Add: dilutive effect of options	—	—	—	—
Add: dilutive effect of RSUs	—	—	—	—
Weighted average common shares outstanding	164,041	72,389	163,606	72,372
Diluted net loss per share	$(0.06)	$(0.13)	$(0.21)	$(0.32)
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
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2022 and 2021
The following table sets forth our historical operating results for the periods indicated:

	For the Three Months Ended June 30,
(in thousands)	2022 (As restated)(1)	2021	$ Change	% Change
Revenues	$9,766	$596	$9,170	nm(1)
Cost of goods sold	15,070	585	14,485	nm
Gross (loss) margin	(5,304)	11	(5,315)	nm
Operating expenses
General and administrative	12,093	4,599	7,494	163%
Research and development	7,635	2,742	4,893	178%
Sales and marketing	2,960	524	2,436	nm
Total operating expenses	22,688	7,865	14,823	188%
Loss from operations	(27,992)	(7,854)	(20,138)	256%
Other income (expense), net	(226)	126	(352)	(279)%
Change in fair value of derivative instruments	3,703	(1,430)	5,133	(359)%
Change in fair value of earn-out interests liability	14,870	—	14,870	100%
Loss before provision for income taxes	(9,645)	(9,158)	(487)	5%
Provision for income taxes	1	—	1	100%
Net Loss	$(9,646)	$(9,158)	$(488)	5%
____________
(1) For discussion on the restatement adjustments, see Note 2 – Basis of Presentation and Summary of Significant Accounting Policies – Restatement of Unaudited Condensed Consolidated Financial Statements.

	For the Six Months Ended June 30,
(in thousands)	2022 (As restated)(1)	2021	$ Change	% Change
Revenues	$16,797	$1,389	$15,408	nm(2)
Cost of goods sold	28,100	1,257	26,843	nm
Gross (loss) margin	(11,303)	132	(11,435)	nm
Operating expenses
General and administrative	23,415	6,953	16,462	237%
Research and development	14,584	5,741	8,843	154%
Sales and marketing	4,988	836	4,152	nm
Total operating expenses	42,987	13,530	29,457	218%
Loss from operations	(54,290)	(13,398)	(40,892)	305%
Other income (expense), net	(145)	(91)	(54)	59%
Change in fair value of derivative instruments	3,268	4,964	(1,696)	(34)%
Change in fair value of earn-out interests liability	17,494	—	17,494	100%
Write-off of subscription receivable	—	(379)	379	(100)%
Realized loss on debt extinguishment	—	(14,104)	14,104	(100)%
Loss before provision for income taxes	(33,673)	(23,008)	(10,665)	46%
Provision for income taxes	3	—	3	100%
Net Loss	$(33,676)	$(23,008)	$(10,668)	46%
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
Cost of Goods Sold
Cost of goods sold increased by $14.5 million, from $0.6 million in the three months ended June 30, 2021 to $15.1 million in the three months ended June 30, 2022. The increase in cost of goods sold is directly attributable to the increase in our product revenues and increases of (i) $1.0 million in the inventory reserve with no such comparable reserve during the three months ended June 30, 2021, (ii) $13.3 million in direct materials, direct labor, and manufacturing overhead and (iii) $0.2 million related to the inventory errors discussed in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies - Restatement of Unaudited Condensed Consolidated Financial Statements .
Cost of goods sold increased by $26.8 million, from $1.3 million in the six months ended June 30, 2021 to $28.1 million in the six months ended June 30, 2022. The increase in cost of goods sold is directly attributable to the increase in our product revenues and increases of (i) $2.0 million in the inventory reserve with no such comparable reserve during the six months ended June 30, 2021, (ii) $21.6 million in direct materials, direct labor, and manufacturing overhead and (iii) $3.2 million (which excludes ($0.2) million inventory reserve adjustment included in (i) above) related to the inventory errors discussed in Note 2 – Basis of Presentation and Summary of Significant Accounting Policies – Restatement of Unaudited Condensed Consolidated Financial Statements.

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
Cash Flows Summary
Summary of cash flow data consisted of the following (in thousands):

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(75,828)	$(20,153)
Net cash provided by (used in) investing activities	60,099	(702)
Net cash provided by financing activities	3,838	34,113
Net increase (decrease) in cash, cash equivalents and restricted cash	$(11,891)	$13,258
Cash Flows from Operating Activities
Our cash flows from operating activities are significantly affected by the growth of our business primarily related to research and development and selling, general, and administrative activities and working capital needs to support growth in inventory reserves and fluctuations in accounts payable and other current assets and liabilities.
Net cash used in operating activities was $75.8 million for the six months ended June 30, 2022, primarily consisting of a net loss excluding non-cash expenses and gains of $47.3 million, and net changes in operating assets and liabilities of $28.5 million, including $28.9 million in inventory cost build-up as production ramps up.
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

Effective internal controls over financial reporting are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. As part of our process to establish an effective system of internal controls, management has identified a material weakness in internal control over financial reporting related to the ineffective operation of controls related to inventory management that resulted in (1) errors in recording results of a physical inventory count, which caused inventories to be overstated and cost of goods sold to be understated for the six months ended June 30, 2022, and (2) errors in the improper recording of duplicate inventory receipts as well as improper and inaccurate recording of prepaid inventories, which caused inventories, prepaid inventories (included within Prepaid expenses and other current assets), accounts payable and accrued expenses (included within Other current liabilities) to be overstated for the three and six months ended June 30, 2022. Management has begun to execute the remediation plan under the oversight of the Audit Committee, including further documenting and implementing control procedures to address the identified risks of material misstatements, and implementing monitoring activities over such control procedures.

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
As required by Rules 13(a)-15(e) and 15(d)-15(e) under the Exchange Act, at the time the Original Report was filed, our Chief Executive Officer and Chief Financial Officer carried out evaluations of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022 and concluded that our disclosure controls and procedures were effective. After filing the Original Report, the Company identified a material weakness in internal control over financial reporting as described below. As a result, our Chief Executive Officer and Chief Financial Officer have re-evaluated the disclosure controls and procedures and concluded that our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Exchange Act) were not effective as of June 30, 2022 due to the material weakness in internal control over financial reporting as described below.
Material Weaknesses in Internal Controls Over Financial Reporting
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
As of June 30, 2022, we have identified a material weakness in internal controls related to the ineffective operation of controls related to inventory management that resulted in (1) errors in recording results of a physical inventory count, which caused inventories to be overstated and cost of goods sold to be understated for the six months ended June 30, 2022, and (2) errors in the improper recording of duplicate inventory receipts as well as improper and inaccurate recording of prepaid inventories, which caused inventories, prepaid inventories (included within Prepaid expenses and other current assets), accounts payable and accrued expenses (included within Other current liabilities) to be overstated for the three and six months ended June 30, 2022. As a result of this material weakness, management performed additional analysis as deemed necessary to ensure that our financial statements included in this Form 10-Q/A present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.
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
Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the three and six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Upon becoming a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which will require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on our internal control over financial reporting. Although are required to disclose changes made in our internal controls and procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal controls over financial reporting pursuant to Section 404 until the annual report for our fiscal year ending December 31, 2022.

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

4.2	Form of Convertible Debenture, by and between Xos, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on August 11, 2022).
10.1	Third Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 11, 2022).
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