Form 10-Q/A
period 2022-09-30
Xos, Inc.
filed 2023-03-09
CIK 1819493

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

EXPLANATORY NOTE

Xos, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to restate its unaudited condensed consolidated financial statements as of September 30, 2022, and for the three and nine months ended September 30, 2022, previously included in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 filed with the Securities and Exchange Commission (the “SEC”) on November 10, 2022 (the “Original Report”). This Form 10-Q/A also amends certain other items in the Original Report, as listed in “Items Amended in this Form 10-Q/A” below.

Restatement Background

As disclosed in the Company’s Current Report on Form 8-K, as furnished or filed, as applicable, with the SEC on March 8, 2023, the Company is restating its previously issued unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022 due to (1) errors in recording results of a physical inventory count, which caused inventories to be overstated and cost of goods sold to be understated for the nine months ended September 30, 2022, and (2) errors in the improper recording of duplicate inventory receipts as well as improper and inaccurate recording of prepaid inventories, which caused inventories, prepaid inventories (included within Prepaid expenses and other current assets) and accrued expenses (included within Other current liabilities) to be overstated for the three and nine months ended September 30, 2022. On March 8, 2023, the Audit Committee of the Board of Directors of the Company, after discussion with the Company’s management, concluded that the Company’s unaudited condensed consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 included in the Original Report should be restated (the “Restatement”) to correct these errors. Accordingly, the Company’s previously furnished or filed reports, related earnings releases, investor presentations or similar communications of the Company describing the Company’s financial results contained in the Original Report should no longer be relied upon.

In connection with the misstatement, management identified a material weakness in internal control over financial reporting relating to the ineffective operation of controls related to inventory management that resulted in the error above and concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2022. For a discussion of management’s evaluation of our disclosure controls and procedures and the material weakness identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.

In connection with the Restatement and the filing of this Form 10-Q/A, the Company has also adjusted its unaudited condensed consolidated balance sheet as of September 30, 2022 and unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2022, contained in the Original Report in order to correct for an immaterial error related to the recognition of embedded derivative liabilities within the Convertible Debentures issued on August 11, 2022 and September 21, 2022 (the “Convertible Debentures”). Specifically, one embedded feature contained within both Convertible Debentures should have been bifurcated from the host debt contract upon issuance of the debentures and subsequently recorded at fair value as of September 30, 2022, with the change in fair value reflected in the unaudited condensed consolidated statement of operations. The error resulted in an overstatement of Convertible debt, net of $7.1 million and an understatement of Derivative liabilities of $3.8 million in the unaudited condensed consolidated balance sheet as of September 30, 2022 and an understatement of Change in fair value of derivative instruments of $4.0 million and an understatement of Other expenses, net of $0.7 million in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2022. The Company determined that this error was not material to the Company’s previously issued financial statements included in the Original Report.

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
•Part II, Item 1A. Risk Factors
•Part II, Item 6. Exhibits and Signatures

In addition, this Form 10-Q/A includes an updated signature page and new certifications of the Company’s Chief Executive Officer and Chief Financial Officer, dated as of the date of this filing (Exhibits 31.1, 31.2, 32.1 and 32.1).

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

•the restatement of our financial statements as of and for the three and nine months ended September 30, 2022 and our ability to maintain an effective system of internal controls over financial reporting, including our ability to remediate the existing material weakness in our internal controls;

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

Item 1.    Financial Statements
Index to Unaudited Condensed Consolidated Financial Statements

Page
Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) (As restated) and December 31, 2021	10
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and Nine Months Ended September 30, 2022 (Unaudited) (As restated) and 2021 (Unaudited)	11
Condensed Consolidated Statements of Legacy Xos Preferred Stock and Stockholders' Equity (Deficit) for the Three and Nine Months Ended September 30, 2022 (Unaudited) (As restated) and 2021 (Unaudited)	12
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 (Unaudited) (As restated) and 2021 (Unaudited)	14
Notes to Condensed Consolidated Financial Statements (Unaudited) (As restated)	16

Xos, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
Unaudited
(in thousands, except par value)

	September 30, 2022 (As restated)(1)	December 31, 2021
Assets
Cash and cash equivalents	$46,433	$16,142
Restricted cash	3,037	3,034
Accounts receivable	4,150	3,353
Marketable debt securities, available-for-sale — short-term	59,700	94,696
Inventories	62,009	30,883
Prepaid expenses and other current assets	15,664	17,850
Total current assets	190,993	165,958
Marketable debt securities, available-for-sale — long-term	—	54,816
Property and equipment, net	18,023	7,426
Operating lease right-of-use assets, net	6,933	—
Other non-current assets	1,600	506
Total assets	$217,549	$228,706

Liabilities and Stockholders’ Equity
Accounts payable	$5,239	$10,122
Other current liabilities	15,078	5,861
Total current liabilities	20,317	15,983
Convertible debt, net	46,659	—
Derivative liabilities	3,788	—
Earn-out shares liability	5,150	29,240
Common stock warrant liability	2,337	7,496
Other non-current liabilities	11,214	1,594
Total liabilities	89,465	54,313
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Common Stock $0.0001 par value, authorized 1,000,000 shares, 166,432 and 163,137 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	17	16
Preferred Stock $0.0001 par value, authorized 10,000 shares, 0 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	187,014	178,851
Accumulated deficit	(57,731)	(4,093)
Accumulated other comprehensive loss	(1,216)	(381)
Total stockholders’ equity	128,084	174,393
Total liabilities and stockholders’ equity	$217,549	$228,706
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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Xos, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
Unaudited
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022 (As restated)(1)	2021	2022 (As restated)(1)	2021
Revenues	$11,008	$357	$27,805	$1,746
Cost of goods sold	21,759	418	49,859	1,675
Gross (loss) margin	(10,751)	(61)	(22,054)	71

Operating expenses
General and administrative	9,470	7,606	30,991	15,756
Research and development	8,573	5,302	24,493	9,846
Sales and marketing	2,345	1,337	7,891	2,173
Total operating expenses	20,388	14,245	63,375	27,775

Loss from operations	(31,139)	(14,306)	(85,429)	(27,704)

Other expense, net	(1,334)	(66)	(1,479)	(83)
Change in fair value of derivative instruments	5,857	1,066	9,125	6,030
Change in fair value of earn-out shares liability	6,654	48,202	24,148	48,202
Write off of subscription receivable	—	—	—	(379)
Realized loss on debt extinguishment	—	—	—	(14,104)
(Loss) income before provision for income taxes	(19,962)	34,896	(53,635)	11,962
Provision for income taxes	—	—	3	—
Net (loss) income	$(19,962)	$34,896	$(53,638)	$11,962

Other comprehensive (loss) income
Marketable debt securities, available-for-sale
Change in net unrealized gain (loss), net of tax of $0, for the three and nine months ended September 30, 2022 and 2021	141	—	(835)	—
Total comprehensive (loss) income	$(19,821)	$34,896	$(54,473)	$11,962

Net (loss) income per share
Basic	$(0.12)	$0.31	$(0.33)	$0.14
Diluted	$(0.13)	$0.30	$(0.34)	$0.14
Weighted average shares outstanding
Basic	165,901	113,797	164,379	86,192
Diluted	174,118	115,932	167,148	88,487
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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Xos, Inc. and Subsidiaries
Condensed Consolidated Statements of Legacy Xos Preferred Stock and Stockholders’ Equity (Deficit)
Unaudited
(in thousands)

	Legacy Xos Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit (As restated)(1)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit) (As restated)(1)
	Shares	Amount	Shares	Par Value
Balance at December 31, 2021	—	$—	163,137	$16	$178,851	$(4,093)	$(381)	$174,393
Stock based compensation expense	—	—	—	—	1,068	—	—	1,068
Issuance of common stock for vesting of restricted stock units	—	—	133	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(36)	—	(97)	—	—	(97)
Issuance of common stock for commitment shares under the Standby Equity Purchase Agreement	—	—	19	—	62	—	—	62
Net and comprehensive loss	—	—	—	—	—	(24,030)	(826)	(24,856)
Balance at March 31, 2022 (As restated)(1)	—	—	163,253	16	179,884	(28,123)	(1,207)	150,570
Stock options exercised	—	—	385	—	1	—	—	1
Stock based compensation expense	—	—	—	—	1,407	—	—	1,407
Issuance of common stock for vesting of restricted stock units	—	—	89	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(33)	—	(86)	—	—	(86)
Issuance of common stock under the Standby Equity Purchase Agreement	—	—	1,810	1	4,310	—	—	4,311
Net and comprehensive loss	—	—	—	—	—	(9,646)	(150)	(9,796)
Balance at June 30, 2022 (As restated)(1)	—	—	165,504	17	185,516	(37,769)	(1,357)	146,407
Stock options exercised	—	—	4	—	1	—	—	1
Stock based compensation expense	—	—	—	—	1,343	—	—	1,343
Issuance of common stock for vesting of restricted stock units	—	—	441	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(69)	—	(111)	—	—	(111)
Conversion of convertible notes	—	—	202	—	265	—	—	265
Issuance of restricted stock	—	—	350	—	—	—	—	—
Net and comprehensive income (loss)	—	—	—	—	—	(19,962)	141	(19,821)
Balance at September 30, 2022 (As restated)(1)	—	$—	166,432	$17	$187,014	$(57,731)	$(1,216)	$128,084
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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Xos, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Unaudited
(in thousands, unaudited)

	Nine Months Ended September 30,
	2022 (As restated)(1)	2021
OPERATING ACTIVITIES:
Net income (loss)	$(53,638)	$11,962
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,193	628
Amortization of right-of-use assets	1,188	—
Amortization of debt discounts and issuance costs	768	—
Amortization of insurance premiums	362	—
Inventory write-downs	5,300	—
Write off of subscription receivable	—	379
Realized loss on debt extinguishment	—	14,104
Change in fair value of derivative instruments	(9,125)	(6,030)
Change in fair value of earn-out shares liability	(24,148)	(48,202)
Net realized losses on marketable debt securities, available-for-sale	147	—
Stock-based compensation expense	3,751	5
Other non-cash items	1,496	—
Changes in operating assets and liabilities:
Accounts receivable	(812)	(175)
Inventories	(35,615)	(18,967)
Prepaid expenses and other current assets	(1,441)	(17,784)
Other assets	(1,094)	(505)
Accounts payable	(5,399)	11,300
Other liabilities	11,470	150
Net cash used in operating activities	(105,597)	(53,135)

INVESTING ACTIVITIES:
Purchase of property and equipment	(11,898)	(3,343)
Proceeds from sales and maturities of marketable debt securities, available-for-sale	87,413	—
Net cash provided by (used in) investing activities	75,515	(3,343)

FINANCING ACTIVITIES:
Proceeds from reverse merger, net	—	20,721
Proceeds from PIPE investment	—	196,000
Proceeds from issuance of shares of Legacy Xos Preferred Stock	—	31,757
Proceeds from subscription receivable – preferred	—	2,430
Proceeds from exercise of Legacy Xos Preferred Stock warrant	—	2,715
Proceeds from short-term insurance financing note	3,627	—
Payment for short-term insurance financing note	(567)	—
Proceeds from issuance of convertible notes	54,300	—
Debt issuance costs	(167)	—
Principal payment of equipment loans	(835)	(126)
Taxes paid related to net share settlement of stock-based awards	(294)	—
Proceeds from stock option exercises	2	10
Proceeds from issuance of common stock under Standby Equity Purchase Agreement	4,310	—
Net cash provided by financing activities	60,376	253,507

Net increase in cash, cash equivalents and restricted cash	30,294	197,029

Cash, cash equivalents and restricted cash, beginning of period	19,176	10,359
Cash, cash equivalents and restricted cash, end of period	$49,470	$207,388
Reconciliation of Cash, Cash Equivalents and Restricted Cash to Unaudited Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$46,433	$207,388
Restricted cash	3,037	—
Total cash, cash equivalents and restricted cash	$49,470	$207,388

Supplemental disclosure of non-cash investing and financing activities
Purchase of property and equipment in accounts payable	$577	$—
Recognition of ROU asset and lease liabilities upon ASC 842 adoption at 1/1/2022	$7,682	$—
ROU asset obtained in exchange for operating lease obligations	$437	$—
Accrued debt issuance costs	$237	$—
Conversion of notes payable and accrued interest to Common Stock	$(265)	$—
Conversion of notes payable to redeemable convertible preferred stock:
Issuance of Legacy Xos Preferred Stock	$—	$34,918
Conversion of interest payable on convertible notes	$—	$2,453
Conversion of notes payable into Legacy Xos Preferred Stock	$—	$21,540
Fair value adjustment of related party debt at conversion	$—	$3,763
Non-cash activities relating to the reverse merger:
Conversion of Legacy Xos Preferred Stock into Common Stock	$—	$79,708
Assumption of Public and Private Warrants	$—	$17,891
Recognition of earn-out shares liability	$—	$101,744
Transaction costs relating to the reverse merger offset against additional paid-in capital	$—	$55,424
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

Restatement of Condensed Consolidated Financial Statements

Subsequent to the original issuance of the interim financial statements for the quarterly period ended September 30, 2022 on November 10, 2022, management determined, upon further analysis, that the Company’s previously issued unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022 should be restated due to (1) errors in recording results of a physical inventory count, which caused inventories to be overstated and cost of goods sold to be understated for the nine months ended September 30, 2022, and (2) errors in the improper recording of duplicate inventory receipts as well as improper and inaccurate recording of prepaid inventories, which caused inventories, prepaid inventories (included within Prepaid expenses and other current assets) and accrued expenses (included within Other current liabilities) to be overstated for the three and nine months ended September 30, 2022.

In addition, the Company is also adjusting its previously issued financial statements for the correction of an immaterial error related to its Convertible Debentures. Subsequent to the original issuance of the interim financial statements, management determined, upon further analysis, that an embedded feature contained within both of its Convertible Debentures issued during the three months ended September 30, 2022 did not qualify for a scope exception to derivative treatment under ASC 815-40 as the feature, on a stand-alone basis, would not be classified within stockholders’ equity. As such, the feature should have been bifurcated from its respective host debt contract and derivative liabilities at fair value (and corresponding discount) should have been recorded at inception of the debentures. Additionally, the derivative liabilities should have been subsequently revalued as of September 30, 2022 with changes in fair value recognized in income.

The following tables reflect the impact of the restatement adjustments to the specific line items presented in our previously issued financial statements for the periods indicated (in thousands, except per share amounts):

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited

	September 30, 2022
Condensed Consolidated Balance Sheet	As Previously Reported	Adjustments	As Restated
Inventories	$66,306	$(4,297)	$62,009
Prepaid expenses and other current assets	20,054	(4,390)	15,664
Total current assets	199,680	(8,687)	190,993
Total assets	226,236	(8,687)	217,549
Other current liabilities	20,760	(5,682)	15,078
Total current liabilities	25,999	(5,682)	20,317
Convertible debt, net	53,722	(7,063)	46,659
Derivative liabilities	—	3,788	3,788
Total liabilities	98,422	(8,957)	89,465
Accumulated deficit	(58,001)	270	(57,731)
Total stockholders' equity	127,814	270	128,084
Total liabilities and stockholders' equity	$226,236	$(8,687)	$217,549

	Three Months Ended September 30, 2022
Condensed Consolidated Statement of Operations and Comprehensive Loss	As Previously Reported	Adjustments	As Restated
Cost of goods sold	$21,777	$(18)	$21,759
Gross loss	(10,769)	18	(10,751)
Loss from operations	(31,157)	18	(31,139)
Other expense, net	(642)	(692)	(1,334)
Change in fair value of derivative instruments	1,890	3,967	5,857
Loss before provision from income taxes	(23,255)	3,293	(19,962)
Net (loss) income	(23,255)	3,293	(19,962)
Total comprehensive (loss) income	$(23,114)	$3,293	$(19,821)
Net loss per share
Basic	$(0.14)	$0.02	$(0.12)
Diluted	$(0.14)	$0.01	$(0.13)
Weighted average shares outstanding
Basic	165,901	—	165,901
Diluted	165,901	8,217	174,118

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited

	Nine Months Ended September 30, 2022
Condensed Consolidated Statement of Operations and Comprehensive Loss	As Previously Reported	Adjustments	As Restated
Cost of goods sold	$46,854	$3,005	$49,859
Gross loss	(19,049)	(3,005)	(22,054)
Loss from operations	(82,424)	(3,005)	(85,429)
Other expense, net	(787)	(692)	(1,479)
Change in fair value of derivative instruments	5,158	3,967	9,125
Loss before provision from income taxes	(53,905)	270	(53,635)
Net (loss) income	(53,908)	270	(53,638)
Total comprehensive (loss) income	$(54,743)	$270	$(54,473)
Net loss per share
Basic	$(0.33)	$—	$(0.33)
Diluted	$(0.33)	$(0.01)	$(0.34)
Weighted average shares outstanding
Basic	164,379	—	164,379
Diluted	164,379	2,769	167,148

	Nine Months Ended September 30, 2022
Condensed Consolidated Statement of Legacy Xos Preferred Stock and Stockholders' Equity	As Previously Reported	Adjustments	As Restated
Net and comprehensive loss	$(54,743)	$270	$(54,473)
Accumulated Deficit	(58,001)	270	(57,731)
Total Stockholders' Equity (Deficit)	$127,814	$270	$128,084

	Nine Months Ended September 30, 2022
Condensed Consolidated Statement of Cash Flows	As Previously Reported	Adjustments	As Restated
Net loss	$(53,908)	$270	$(53,638)
Amortization of debt discounts and issuance costs	76	692	768
Inventory write-downs	5,538	(238)	5,300
Change in fair value of derivative instruments	(5,158)	(3,967)	(9,125)
Inventories	(40,150)	4,535	(35,615)
Prepaid expenses and other current assets	(5,831)	4,390	(1,441)
Other liabilities	$17,152	$(5,682)	$11,470

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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
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

Revision of Previously Issued Financial Statements

The Company has identified an immaterial prior period revision with respect to the calculation of diluted net loss per share for the three and nine months ended September 30, 2021. The Company identified that they incorrectly adjusted both the numerator for the change in fair value included in earnings and the incremental shares in the denominator when calculating diluted earnings per share for the three months ended September 30, 2021. Adjustments related to public and private placement warrants should have been excluded as they were out-of-the-money and adjustments related to earn-out shares should have been excluded because the earn-out triggering event had not been met. This resulted in a misstatement of dilutive earnings per share on the condensed consolidated statement of operations for the three and nine months ended September 30, 2021. The Company evaluated the effects of this error on our previously-issued condensed consolidated financial statements in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 250, “Accounting Changes and Error Corrections,” ASC Topic 250-10-S99-1, “Assessing Materiality,” and ASC Topic 250-10-S99-2, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” and concluded that no prior period is materially misstated. Accordingly, we have revised our condensed consolidated financial statements for the impacted prior periods herein.

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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
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

Convertible Debt

The Company accounts for convertible debt pursuant to ASC 815, Derivatives and Hedging. The Company evaluates convertible debt instruments to determine whether any embedded features require bifurcation and separate periodic valuation. Convertible debt is recorded net of stated discounts as well as debt issuance costs. Debt discounts and issuance costs are amortized over the contractual term of the debt using the effective interest rate method. The Company elected to early adopt Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). In calculating diluted EPS, the Company utilizes the if-converted method for outstanding convertible instruments.

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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
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

Note 4— Inventories
Inventory amounted to $62.0 million and $30.9 million, respectively, as of September 30, 2022 and December 31, 2021 and consisted of the following (in thousands):

	September 30, 2022 (As restated)	December 31, 2021
Raw materials	$42,725	$20,382
Work in process	16,021	10,659
Finished goods	9,622	901
Inventories, gross of reserves	68,368	31,942
Less: inventory reserves	(6,359)	(1,059)
Inventories	$62,009	$30,883
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
Note 5— Selected Balance Sheet Data
Prepaid expenses and other current assets as of September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited

	September 30, 2022 (As restated)	December 31, 2021
Prepaid inventories	$6,708	$7,303
Prepaid expenses and other(1)	2,779	5,916
Financed insurance premiums	3,265	—
Deposits(2)	240	2,783
Assets held for sale	2,672	1,848
Total	$15,664	$17,850
____________
(1) Primarily relates to prepaid insurance, licenses, subscriptions and other receivables
(2) Primarily relates to deposits on equipment purchases
Other current liabilities as of September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30, 2022 (As restated)	December 31, 2021
Accrued expenses and other(1)	$6,625	$4,303
Customer deposits	1,197	899
Warranty liability	584	177
Short-term insurance financing notes	3,060	—
Operating lease liabilities, current	1,507	—
Finance lease liabilities, current	2,105	482
Total	$15,078	$5,861
____________
(1) Primarily relates to accrued inventory purchases, personnel costs, wages, health benefits, vacation and other accruals

Other non-current liabilities as of September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued interest expense, non-current	$448	$—
Equipment notes payable, non-current	573	—
Operating lease liabilities, non-current	5,565	—
Finance lease liabilities, non-current	4,628	1,594
Total	$11,214	$1,594

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited

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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
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

The Company accounts for the convertible debt in accordance with the guidance contained in ASC 815-15, Derivatives and Hedging, under which the Convertible Debentures were analyzed for the identification of material embedded features that are required to be bifurcated and accounted for separately as a derivative liability. The derivative features of the Convertible Debenture are carried on the Company’s Balance Sheet at a fair value of $3.8 million in Derivative liabilities as of September 30, 2022. The derivative liabilities are marked-to-market each measurement period. The Company estimates the fair value of the embedded feature using a Monte Carlo simulation. The change in fair value was $4.0 million for the three and nine months ended September 30, 2022, which was recorded in the Statement of Operations within Change in fair value of derivative instruments. The derivative liabilities associated with the Convertible Debentures will remain in effect until such time as the underlying convertible notes are exercised or terminated. The Company classified the Convertible Debentures as non-current liabilities given a maturity date of greater than one year.

The Company received proceeds, net of a 2% original issuance discount, of $34.3 million from Yorkville. Debt issuance costs of $(0.3) million were recorded at inception of the debentures. Debt discount and issuance costs are amortized through the maturity date of the debenture using the effective interest rate method. Amortization of debt discounts and issuance costs were $0.7 million for the three and nine months ended September 30, 2022.

As of September 30, 2022, the Convertible Debentures had a principal balance of $34.8 million outstanding, net of unamortized debt discount and issuance costs of $0.6 million and $0.2 million, respectively. Amortization of debt discounts and issuance costs, recorded in other income (expense), net, for the three and nine months ended September 30, 2022 totaled $0.1 million. The Company recorded accrued interest expense of $0.2 million in other income (expense), net related to the Convertible Debentures as of September 30, 2022. As of September 30, 2022, Yorkville converted $0.3 million of principal and $15,000 of accrued and unpaid interest into 201,671 shares of Common Stock.
Convertible Promissory Note
On August 9, 2022, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) with Aljomaih Automotive Co. (“Aljomaih”) under which the Company agreed to sell and issue to Aljomaih a convertible promissory note with a principal amount of $20.0 million. On August 11, 2022, pursuant to the Note Purchase Agreement, the Company sold and issued to Aljomaih $20.0 million in principal amount of a convertible promissory note (the “Original Note”). On September 28, 2022, the Company and Aljomaih agreed to amend and restate the Original Note (as amended and restated, the “Note”) to, among other things, adjust the calculation of the shares of the Company’s common stock issuable as interest, as described further below. The Note Purchase Agreement includes an option to issue and sell additional convertible notes in a principal amount of up to an additional $20.0 million, upon the mutual consent of both parties by November 30, 2022, on terms and conditions to be negotiated in good faith.

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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
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

As of September 30, 2022, the Note had a principal balance of $20.0 million outstanding, net of unamortized debt and issuance costs of $0.1 million. Amortization of debt issuance costs, recorded in other income (expense), net, for the three months ended September 30, 2022 totaled $7,000. The Company recorded accrued interest expense of $0.3 million in other income (expense), net related to the Note as of September 30, 2022.
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
Note 11— Common Stock Warrant Liability

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
Notes to Condensed Consolidated Financial Statements
Unaudited
Note 17— Net (Loss) Income per Share

Basic and diluted net (loss) income per share during the three and nine months ended September 30, 2022 and 2021 consisted of the following (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022 (As restated)	2021	2022 (As restated)	2021
Numerator:
Net income (loss)	(19,962)	34,896	(53,638)	11,962
Basic
Net income (loss) — basic	(19,962)	34,896	(53,638)	11,962
Diluted
Less: change in fair value of derivative liabilities, net of tax	(3,967)	—	(3,967)	—
Add: interest expense on convertible debentures, net of tax	953	—	953	—
Net income (loss) — diluted	(22,976)	34,896	(56,652)	11,962
Denominator:
Basic
Weighted average common shares outstanding — basic	165,901	113,797	164,379	86,192
Basic net (loss) income per share	$(0.12)	$0.31	$(0.33)	$0.14
Diluted
Weighted average common shares outstanding from above	165,901	113,797	164,379	86,192
Add: dilutive effect of convertible debentures	8,217	—	2,769	—
Add: dilutive effect of options	—	2,135	—	2,295
Weighted average common shares outstanding	174,118	115,932	167,148	88,487
Diluted net (loss) income per share	$(0.13)	$0.30	$(0.34)	$0.14

Potential outstanding shares that were excluded from the computation of diluted net (loss) income per share because their effect was anti-dilutive as of September 30, 2022 and 2021 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Contingent earn-out shares	16,422	16,422	16,422	16,422
Common stock public and private warrants	18,833	18,833	18,833	18,833
Restricted stock units	5,812	—	5,812	—
Stock options	1,680	—	1,680	—
If-converted common stock from convertible debt	8,397	—	8,397	—

As described in Note 2 — Basis of Presentation and Summary of Significant Accounting Policies, the following tables set forth the impact of the revisions of the previously filed unaudited Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2021.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited

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

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments in marketable debt securities, available-for-sale, accounts payable, other current liabilities, public and private placement warrants, derivative features of the Convertible Debentures and the contingent earn-out shares liability. The fair value of cash and accounts receivable approximates carrying value due to their short-term maturity.

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

Assets and liabilities carried at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited

	September 30, 2022
	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and Cash Equivalents(1):
Money market funds	$31,585	$31,585	$—	$—
Corporate debt security	9,247	—	9,247	—
	$40,832	$31,585	$9,247	$—
Short-Term Investments:
U.S. treasuries	$5,550	$5,550	$—	$—
Corporate debt security	42,785	—	42,785	—
Asset-backed security and other	7,743	—	7,743	—
Non-U.S. government and supranational bonds	3,622	—	3,622	—
	$59,700	$5,550	$54,150	$—
Total Financial Assets	$100,532	$37,135	$63,397	$—

Financial Liabilities:
Private Placement Warrants	$27	$—	$27	$—
Public Warrants	2,310	2,310	—	—
Derivative Liabilities	3,788	—	—	3,788
Contingent Earn-out Shares liability	5,150	—	—	5,150
Total Financial Liabilities	$11,275	$2,310	$27	$8,938

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

The changes in the fair value of Level 3 financial liabilities during the three and nine months ended September 30, 2022 consisted of the following (in thousands):

	Three months ended September 30, 2022	Nine months ended September 30, 2022
Fair value, beginning of period	$11,894	$29,240
Recognition of earn-out RSUs	(90)	58
Recognition of convertible debenture derivative liabilities	7,755	7,755
Change in fair value during the period	(10,621)	(28,115)
Fair value, end of period	$8,938	$8,938

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Significant unobservable inputs related to Level 3 earn-out shares liability consisted of the following as of September 30, 2022:

September 30, 2022
Stock price	$1.20
Stock price volatility	80.0%
Expected term	3.89 years
Risk-free interest rate	4.2%

Significant unobservable inputs related to Level 3 derivative liabilities consisted of the following as of September 30, 2022:

September 30, 2022
Stock price	$1.20
Stock price volatility	80.0%
Expected term	1.12 years
Risk-free interest rate	4.0%

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

The following information has been adjusted to reflect the Restatement of our condensed consolidated financial statements as described in the “Explanatory Note” at the beginning of this Form 10-Q/A and in Note 2, “Presentation and Summary of Significant Accounting Policies,” in the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q/A.
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

Change in Fair Value of Derivatives
Change in fair value of derivative instruments relates to common stock warrant liability assumed as part of the Business Combination, conversion feature on the convertible notes issued in prior years and derivative features of the Convertible Debentures issued on August 11, 2022 and September 21, 2022. Changes in the fair value relate to remeasurement of our public and private placement warrants to fair value as of any respective exercise date and as of each subsequent balance sheet date and mark-to-market adjustments for derivative liabilities each measurement period.
Change in Fair Value of Contingent Earn-out Interests Liability
The contingent earn-out interest liability was established as part of the Business Combination. Changes in the fair value relate to remeasurement to fair value as of each subsequent balance sheet date.

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2022 and 2021
The following table sets forth our historical operating results for the periods indicated:

	For the Three Months Ended September 30,
(in thousands)	2022 (As restated)(2)	2021	$ Change	% Change
Revenues	$11,008	$357	$10,651	nm(1)
Cost of goods sold	21,759	418	21,341	nm(1)
Gross loss	(10,751)	(61)	(10,690)	nm(1)
Operating expenses
General and administrative	9,470	7,606	1,864	25%
Research and development	8,573	5,302	3,271	62%
Sales and marketing	2,345	1,337	1,008	75%
Total operating expenses	20,388	14,245	6,143	43%
Loss from operations	(31,139)	(14,306)	(16,833)	118%
Other expense, net	(1,334)	(66)	(1,268)	nm(1)
Change in fair value of derivative instruments	5,857	1,066	4,791	nm(1)
Change in fair value of earn-out shares liability	6,654	48,202	(41,548)	(86)%
(Loss) income before provision for income taxes	(19,962)	34,896	(54,858)	(157)%
Provision for income taxes	—	—	—	100%
Net (loss) income	$(19,962)	$34,896	$(54,858)	(157)%

	For the Nine Months Ended September 30,
(in thousands)	2022 (As restated)(2)	2021	$ Change	% Change
Revenues	$27,805	$1,746	$26,059	nm(1)
Cost of goods sold	49,859	1,675	48,184	nm(1)
Gross (loss) margin	(22,054)	71	(22,125)	nm(1)
Operating expenses
General and administrative	30,991	15,756	15,235	97%
Research and development	24,493	9,846	14,647	149%
Sales and marketing	7,891	2,173	5,718	263%
Total operating expenses	63,375	27,775	35,600	128%
Loss from operations	(85,429)	(27,704)	(57,725)	208%
Other expense, net	(1,479)	(83)	(1,396)	nm(1)
Change in fair value of derivative instruments	9,125	6,030	3,095	51%
Change in fair value of earn-out shares liability	24,148	48,202	(24,054)	(50)%
Write-off of subscription receivable	—	(379)	379	(100)%
Realized loss on debt extinguishment	—	(14,104)	14,104	(100)%
(Loss) income before provision for income taxes	(53,635)	11,962	(65,597)	nm(1)
Provision for income taxes	3	—	3	100%
Net (loss) income	$(53,638)	$11,962	$(65,600)	nm(1)
___________
(1) Percentage changes greater than or equal to 400% are not meaningful and noted as “nm” in the table above.
(2) For discussion on the adjustments, see Note 2 – Basis of Presentation and Summary of Significant Accounting Policies – Restatement of Unaudited Condensed Consolidated Financial Statements.

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
Cost of Goods Sold
Cost of goods sold increased by $21.3 million, from $0.4 million in the three months ended September 30, 2021 to $21.8 million in the three months ended September 30, 2022. The increase in cost of goods sold is directly attributable to the increase in our product revenues and increases of (i) $3.4 million in inventory reserves and associated write-downs of excess and obsolete inventories with no such comparable reserves or write-downs during the three months ended September 30, 2021, (ii) $1.9 million in unfavorable physical inventory count and other adjustments and (iii) $16.0 million in direct materials, direct labor, manufacturing overhead and other direct and indirect costs.
Cost of goods sold increased by $48.2 million, from $1.7 million in the nine months ended September 30, 2021 to $49.9 million in the nine months ended September 30, 2022. The increase in cost of goods sold is directly attributable to the increase in our product revenues and increases of (i) $5.8 million in inventory reserves and write-downs of excess and obsolete inventories with no such comparable reserves write-downs during the nine months ended September 30, 2021, (ii) $39.4 million in direct materials, direct labor, manufacturing overhead and other direct and indirect costs and (iii) $3.0 million related to the inventory errors discussed in Note 2 – Basis of Presentation and Summary of Significant Accounting Policies – Restatement of Unaudited Condensed Consolidated Financial Statements.

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
Other Income (Expense), net
Other income (expense), net increased by $1.3 million, from $0.1 million of net expense in the three months ended September 30, 2021 to $1.3 million of net expense in the three months ended September 30, 2022. This increase is primarily driven by interest expense, as well as amortization of debt discounts and debt issuance costs on convertible debt of $1.2 million. Additionally, interest income related to marketable securities, available for sale increased by $0.3 million, offset by accretion/amortization expense of $0.2 million.
Other income (expense), net increased by $1.4 million, from $0.1 million of expense in the nine months ended September 30, 2021 to $1.5 million of expense in the nine months ended September 30, 2022. This increase is driven by an increase in interest expense of $1.6 million primarily related to convertible debt, including amortization of debt discount and debt issuance costs on convertible debt. Additionally, interest income related to marketable securities, available for sale increased by $1.4 million, offset by accretion/amortization expense of $1.0 million and realized losses from sales of $0.2 million.
Change in Fair Value of Derivatives
The gain on the change in fair value of derivative instruments increased by $4.8 million, from $1.1 million in the three months ended September 30, 2021 to $5.9 million in the three months ended September 30, 2022 and increased by $3.1 million, or 51%, from $6.0 million in the nine months ended September 30, 2021 to $9.1 million in the nine months ended September 30, 2022. The change in fair value for the three and nine months ended September 30, 2022 is primarily attributable to the change in our stock price and the resulting valuation at the respective reporting period.
Change in Fair Value of Contingent Earn-out Shares Liability
The gain on the change in fair value of contingent earn-out interests liability was $6.7 million and $24.1 million for the three and nine months ended September 30, 2022, respectively compared to $48.2 million for the three and nine months ended September 30, 2021, respectively. The change in fair value for the three and nine months ended September 30, 2022 is primarily attributable to the change in our stock price and the resulting valuation at the respective reporting period.
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
Cash Flows Summary
Summary of cash flow data consisted of the following (in thousands):

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(105,597)	$(53,135)
Net cash provided by (used in) investing activities	75,515	(3,343)
Net cash provided by financing activities	60,376	253,507
Net increase in cash, cash equivalents and restricted cash	$30,294	$197,029
Cash Flows from Operating Activities
Our cash flows from operating activities are significantly affected by the growth of our business primarily related to research and development and selling, general, and administrative activities and working capital needs to support growth in inventory reserves and fluctuations in accounts payable and other current assets and liabilities.

Net cash used in operating activities was $105.6 million for the nine months ended September 30, 2022, primarily consisting of a net loss excluding non-cash expenses and gains of $72.7 million, and net changes in operating assets and liabilities of $32.9 million, including $35.6 million in inventory cost build-up as production ramps up.
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
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) which requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenues and expenses during the reporting periods. Our most significant estimates and judgments involve inventory valuation, incremental borrowing rates for assessing operating and financing lease liabilities, useful lives of property and equipment, earn-out shares liability, stock-based compensation, common stock warrant liability, derivative instrument liability and product warranty liability. We base our estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to our financial statements.

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

Effective internal controls over financial reporting are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. As part of our process to establish an effective system of internal controls, management has identified a material weakness in internal control over financial reporting related to the ineffective operation of controls related to inventory management that resulted in (1) errors in recording results of a physical inventory count, which caused inventories to be overstated and cost of goods sold to be understated for the nine months ended September 30, 2022, and (2) errors in the improper recording of duplicate inventory receipts as well as improper and inaccurate recording of prepaid inventories, which caused inventories, prepaid inventories (included within Prepaid expenses and other current assets) and accrued expenses (included within Other current liabilities) to be overstated for the three and nine months ended September 30, 2022. Management has begun to execute the remediation plan under the oversight of the Audit Committee, including further documenting and implementing control procedures to address the identified risks of material misstatements, and implementing monitoring activities over such control procedures.

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
As required by Rules 13(a)-15(e) and 15(d)-15(e) under the Exchange Act, at the time the Original Report was filed, our Chief Executive Officer and Chief Financial Officer carried out evaluations of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022 and concluded that our disclosure controls and procedures were effective. After filing the Original Report, the Company identified a material weakness in internal control over financial reporting as described below. As a result, our Chief Executive Officer and Chief Financial Officer have re-evaluated the disclosure controls and procedures and concluded that our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Exchange Act) were not effective as of September 30, 2022 due to the material weakness in internal control over financial reporting as described below.

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

As of September 30, 2022, we have identified a material weakness in internal controls related to the ineffective operation of controls related to inventory management that resulted in (1) errors in recording results of a physical inventory count, which caused inventories to be overstated and cost of goods sold to be understated for the nine months ended September 30, 2022, and

(2) errors in the improper recording of duplicate inventory receipts as well as improper and inaccurate recording of prepaid inventories, which caused inventories, prepaid inventories (included within Prepaid expenses and other current assets) and accrued expenses (included within Other current liabilities) to be overstated for the three and nine months ended September 30, 2022. As a result of this material weakness, management performed additional analysis as deemed necessary to ensure that our financial statements included in this Form 10-Q/A present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.
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

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the three and nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
•result in dilution to our existing shareholders in the event the Convertible Note or the Convertible Debentures (collectively, the “Convertible Debt”) is settled in our shares of our common stock;
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
We identified material a weakness in our internal control over financial reporting, and we may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate any material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

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

As disclosed in the Company’s Current Report on Form 8-K, as furnished or filed, as applicable, with the SEC on March 8, 2023, the Company is restating its previously issued unaudited condensed consolidated financial statements as of and for the quarters ended March 31, 2022, June 30, 2022 and September 30, 2022 due to (1) errors in recording results of a physical inventory count, which caused inventories to be overstated and cost of goods sold to be understated, and (2) errors in the improper recording of duplicate inventory receipts as well as improper and inaccurate recording of prepaid inventories, which caused inventories, prepaid inventories (included within Prepaid expenses and other current assets) and accrued expenses (included within Other current liabilities) to be overstated. Accordingly, the Company’s previously furnished or filed reports, related earnings releases, investor presentations or similar communications of the Company describing the Company’s financial results contained in the Original Report should no longer be relied upon.

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

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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