Form 10-K
period 2022-12-31
Xos, Inc.
filed 2023-03-31
CIK 1819493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of March 23, 2023, there were approximately 169,012,203 shares of the registrant's common stock outstanding.
The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $110,700,000 based on the closing price reported for such date on the NASDAQ Global Market. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. The 2023 Proxy Statement will be filed with Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2022.

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

•“Class 5 to 8 Vehicles” means medium and heavy duty trucks that typically travel on last-mile, back-to-base routes of up to 200 miles per day;

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

•“Fleet-as-a-Service” means our comprehensive suite of products and services facilitating commercial battery-electric fleet operations through a combination of in-house proprietary technology and turnkey solutions from industry-leading partners. The platform offering includes our X-Pack battery system, X-Platform modular chassis, Xos Energy SolutionsTM, service, digital fleet management products, over-the-air software update technology, and a wide range of additional service products;

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

•“Warrants” means Private Placement Warrants and Public Warrants;

•“Xos Energy Solutions™” means our infrastructure-as-a-service offering which includes charging infrastructure deployment, energy procurement and management, and the Xos HubTM, our proprietary mobile charging unit deployable for on-demand charging requirements;

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•our ability to successfully commercialize Fleet-as-a-Service to customers over time;

•delays in the design, manufacturing and wide-spread deployment of our products;

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

•the restatement of our financial statements as of and for the quarters ended March 31, 2022, June 30, 2022 and September 30, 2022 and our ability to maintain an effective system of internal controls over financial reporting, including our ability to remediate the existing material weakness in our internal controls;

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

•our ability to source certain of our critical inventory items, including battery cells, semiconductor chips and vehicle bodies and aluminum;

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

•general macroeconomic and political conditions, such as the effects of the COVID-19 pandemic, recessions, rising inflation and interest rates, uncertain credit and global financial markets, including the recent and potential bank failures, supply chain disruption, fuel prices, international currency fluctuations, and geopolitical events, such as local and national elections, corruption, political instability and acts of war or military conflict, including repercussions of the recent military conflict between Russia and Ukraine, or terrorism on our business and the actions we may take in response thereto;

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

Item 1. Business

Overview

Xos is a leading fleet electrification solutions provider committed to the decarbonization of commercial transportation. We design and manufacture Class 5-8 battery-electric commercial vehicles that travel on last-mile, back-to-base routes of up to 200 miles per day. We also offer charging infrastructure products and services to support electric vehicle fleets. Our proprietary fleet management software integrates vehicle operation and vehicle charging to provide commercial fleet operators a more seamless and cost-efficient vehicle ownership experience than traditional internal combustion engine counterparts.

Our Products & Services

Xos Vehicles

Class 5-6 Medium Duty Rolling Chassis: We currently manufacture a Class 5-6 Medium Duty Rolling Chassis (the “MD X-Platform”) with multiple body options to address different customer use cases. The modularity of our MD X-Platform allows for numerous use cases and body configurations to meet customer needs. Today our most common customer configurations uses the MD X-Platform include the following:

•Stepvan: Stepvan configurations are most popular among our parcel delivery, linen, and food & beverage customers.
•Armored Trucks: Armored truck configurations using our MD X-Platform are popular with our customers specializing in armored cash transport and logistics.

Class 7-8 Heavy Duty Chassis: In May 2022 we launched our Class 7-8 Heavy Duty Chassis (the “HD X-Platform,” and together with the “MD X-Platform, the “X-Platform”). We plan to continue to develop the HD X-Platform for use by future customers in regional haul fleets with body configurations to include box trucks, refrigerated units, and flatbeds.

Xos Product Development: We are continuously developing cutting-edge technology for our battery-electric vehicles. We recently introduced our 2023 Stepvan—our next-generation chassis designed to reduce per-unit production costs, increase technological capabilities and improve total cost of ownership (“TCO”) for fleet operators. The 2023 Stepvan will be available for a wide range of use cases, including parcel delivery, uniform rental, and cash-in-transit industries.

Powered by Xos™

Our Powered by Xos™ business provides mix-use powertrain solutions for off-highway, industrial and other commercial equipment. Our powertrain offerings encompass a broad range of solutions, including high-voltage batteries, power distribution and management componentry, battery management systems, system controls, inverters, electric traction motors and auxiliary drive systems. One common application of our Powered by Xos™ powertrain solutions is industrial electric forklifts.

Xos Energy Solutions™

Xos Energy Solutions™ is our comprehensive charging infrastructure through which we offer charging equipment, mobile energy storage, and turnkey infrastructure services to help traditional fleets accelerate electric fleet transition by maximizing incentive capture and reducing implementation lead times and costs. Xos Energy Solutions™ provides customers with full service project management, electric vehicle chargers and charging equipment, and solutions for charging infrastructure installation. This service is available to customers whether they use Xos trucks, competitor trucks, or a mixed fleet.

Xosphere™

We have developed a fleet management platform called Xosphere™ that interconnects vehicle, maintenance, charging, and service data. Xosphere™ is aimed at minimizing electric fleet TCO through fleet management integration. This comprehensive suite of tools allows fleet operators to monitor vehicle and charging performance in real-time with in-depth telematics; reduce charging cost; optimize energy usage; and manage maintenance and support with a single software tool. This software also contains connection modules that feature over-the-air update capabilities through our cloud intelligence platform and allow for remote diagnostics and maintenance services. Xosphere™ is compatible with our vehicles, powertrains and charging solutions regardless of the customer's specific mix of products and services. This allows customers to connect across Xos products to optimize their fleet.

Fleet-as-a-Service

Our Fleet-as-a-Service offering facilitates the transition from traditional internal combustion engine (“ICE”) vehicles to battery-electric vehicles and provides fleet operators with a comprehensive set of solutions and products by which to transition and operate an electric fleet. Our Fleet-as-a-Service offering includes, but is not limited to (i) charging solutions via Xos Energy Services™; (ii) vehicle telematics and over-the-air (OTA) updates via Xosphere™; (iii) service; (iv) risk mitigation products; and (v) and financing through our partners. Fleet-as-a-Service integrates services into a bundled service package to reduce cost and improve efficiency in fleet electrification. Fleet-as-a-Service is intended to increase the lifetime revenue of each vehicle sold by Xos. We plan to continue to expand on this offering through both in-house developments and offerings through industry-leading partners.

Technology Supporting Our Products & Services

Xos Vehicles & Powered by Xos™

Our proprietary battery pack systems (the “X-Pack”) and the X-Platform were engineered to be modular. Such modular design for the X-Pack and X-Platform enables fleet operators to upfit our chassis with their preferred vehicle body and tailor battery range to satisfy their specific commercial application (e.g., upfitting with a specific vehicle body and/or tailoring battery range).

X-Pack

Xos maintains the ability to design and engineer battery systems in house and integrate battery systems from third-party partners. We have developed proprietary battery pack technology purpose-built for last-mile commercial use cases. Our Xos battery packs (“X-Packs”) feature “cut-to-length” modular architecture to provide flexibility and satisfy customers’ preferred range and payload capacity needs. We strive to continuously improve our in-house designs while also utilizing partner battery packs to provide innovative solutions for our customers and improve vehicle TCO.

X-Platform

The X-Platform is the foundation of Xos vehicle products. Our modular proprietary chassis accommodates a wide range of commercial use applications and vehicle body upfits. Such modularity provides us with a competitive advantage in the commercial transportation sector in which commercial fleet operators deploy vehicles across an array of applications and environments.

Each X-Platform is able to accommodate a sufficient number of X-Packs to provide up to 270 miles of range across our current vehicle product variants. Our vehicle range capability allows Xos vehicles to meet the demands of rigorous last-mile routes. Each X-Platform is constructed with high-strength steel, which is designed to provide enhanced durability relative to other options on the market.

Vehicle Control Software

We designed and developed on-board vehicle control software, which leverages basic third-party software and integrates our proprietary powertrain controls, body controls, instrument cluster and infotainment and Xosphere™ software.

•Powertrain controls. Our powertrain controls include, but are not limited to, torque arbitration and power state management, thermal management for our powertrain and high-voltage battery systems, advanced driver assistance and safety (ADAS) and charging system communication and controls.

•Body controls. Our body controls include cabin heater and air conditioning, shifter communication, power steering control, electronic parking brake system and certain other software critical for vehicle controls.

•Instrument cluster and infotainment. We designed a fully digital instrument cluster specifically for last-mile commercial electric vehicles. Our custom user interface integrates into all Xos vehicles and is designed to enhance safe vehicle operation and provide critical safety information and driver efficiency guidance.

Xos Energy Solutions™

DC Fast Chargers

Xos Energy Solutions™ offers a suite of Xos DC Fast Chargers that are compatible with both passenger and commercial electric vehicles. Charger types on offer include: (i) 30kW and 60kW EV portable chargers, (ii) 30kW and 60kW EV wall-mount chargers; (iii) 30kW and 60kW EV pedestal EV chargers (iv) 150kW cabinet EV chargers; and (v) 300kW cabinet EV chargers. The DC Fast Chargers can be configured with different features to meet different use cases and budgets. Fleet owners and operators can monitor chargers through the Xosphere™ fleet management platform to remotely observe performance, maintain charging profiles and optimize TCO.

Xos Hub™

We also offer the Xos Hub™, a mobile energy storage and charging system. Utilizing our X-Pack battery technology, the Xos Hub™ enables charging of up to five vehicles at a time with standard CCS1 connectors. Our mobile Xos Hub™ can be transported to various locations and are intended to extend the range of electric routes. The Xos Hub™ also allows fleet operators a means to quickly deploy electric trucks without first implementing other charging infrastructure. We expect the Xos Hub™ to begin scaling production by the third quarter of 2023 and continue to believe that mobile, flexible methods of charging like the Xos Hub™ will play a key role in accelerating fleet electrification.
Sales & Marketing

Direct Sales

Our sales efforts consist of both inside sales representatives and field-based personnel who work to educate fleets on the wide-ranging benefits of our zero-tailpipe emission trucks and efficient methods to transition to electric fleets.

Dealer Sales

To supplement our direct sales organization we partner with various distributors and dealers with long-established fleet relationships in key markets. Such partnerships add sales expertise and deep industry knowledge, as well as access to hundreds of technicians to support customers with best-in-class parts and service support.

Energy & Infrastructure

In order to accelerate the adoption of electric trucks across all sectors, Xos has a dedicated sales force with specialized expertise in charging and infrastructure installations to facilitate fleet transition to electric vehicles. Our energy sales representatives are able to assist customers throughout the entire construction process, including managing projects, permitting, and securing available funding when applicable.

Powered by Xos

With our deep level of battery and powertrain technology, Xos actively pursues opportunities to supply OEM’s with powertrain kits as first-fit solutions to electrify industrial and off-highway equipment such as cranes, forklifts, and related equipment.

Customers

In addition to large-scale national accounts with major commercial fleet operators, we deliver vehicles directly to small -and medium-sized fleets via our in-house sales representatives and established distribution and channel partners. Such accounts include independent service providers (ISPs), which fulfill last-mile routes for enterprise partners. We have also entered into robust partnerships with established distributors such as Thompson Truck Centers to facilitate sales to commercial fleets. During the year ended December 31, 2022, one customer accounted for 42% of the Company’s revenues.

Competition

We have experienced, and expect to continue to experience, competition from a number of companies, particularly as the commercial transportation sector increasingly shifts towards low-emission, zero-tailpipe emission and carbon neutral solutions. Existing commercial diesel vehicle OEMs, such as Freightliner, Ford, General Motors, Navistar, Paccar, and Volvo/Mack, are shifting their focus to developing zero-tailpipe emissions solutions for the customers.

In addition to competition from traditional diesel OEMs, we face competition from disruptive vehicle manufacturers that are developing alternative fuel and electric commercial vehicles, such as Nikola, Rivian, Workhorse, BYD Motors, Harbinger, Lightning e-Motors, The Lion Electric Company, SEA Electric, Motiv Power Systems, Blue Arc, and Proterra.

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

• service and support;

•technological innovation specifically around battery, software and data analytics; and

•fleet management.

We believe that we compete favorably with our competitors on the basis of these factors; however, our competitors may be able to deploy greater resources to the design, development, manufacturing, distribution, promotion, sales, marketing and support of their alternative fuel and electric vehicle programs. These competitors also compete with us in recruiting and retaining qualified research and development, sales, marketing and management personnel, as well as in acquiring technologies complementary to, or necessary for, our products. Additional mergers and acquisitions may result in even more resources being concentrated in our competitors.

Service & Maintenance

We continue to grow our service network with added Xos field service technicians, third party service partners, including W.W. Williams and Hwy 7 & 50, and full line dealer partnerships with the addition of Foley Equipment and Ventura Truck Sales (Gabrielli). This growth continues to support our ability to provide customers with comprehensive after-sales services to ensure maximum uptime and minimal operational disruption.

Manufacturing & Supply Chain

Manufacturing

We utilize a flexible manufacturing approach that leverages manufacturing partnerships to develop smaller and adaptable facilities relative to the large-scale greenfield manufacturing plants popular amongst traditional automotive manufacturers. Our flex manufacturing approach is structured such that the manufacturing partner provides real property facilities and vehicle assembly services while we coordinate other aspects of the manufacturing process, including supply chain logistics, battery assembly and manufacturing engineering. The smaller footprint of a flex facility and our utilization of existing facilities and labor allows us to establish each flex facility in under one year. We are able to upstart our facilities in lockstep with our order book and address market demand in real-time ahead of competitors with longer lead-time manufacturing strategies. Our nimble flex facilities can also be strategically positioned in geographies near customers and suppliers — both domestic and international — and reduce logistics complexity and shipping costs.

Our current flex facility is located in Byrdstown, Tennessee and utilizes the facilities of Fitzgerald Manufacturing Partners, LLC. The flex facility is designed to manufacture up to 5,000 vehicles per year once fully tooled.

In addition to our flex manufacturing facility in Tennessee, we maintain a battery production line in Los Angeles to produce batteries for specific use cases and research and development.

Supply Chain

Our suppliers include CATL (providing battery packs from China), BEL Power (providing power electronics from Europe) and Dana (providing motors & inverters from India and China), among others. As is the case for some automotive companies, certain of our procured components and systems are sourced from single suppliers. We work to qualify multiple suppliers for key components where feasible in order to minimize potential production risks. We also mitigate risk by maintaining safety inventory for certain key components. Our products use various raw materials including aluminum, steel, cobalt, lithium, nickel and copper. Pricing for these materials is governed by market conditions and may fluctuate due to various factors outside of our control, such as supply and demand and market speculation. We are currently securing all raw materials and components that are either available or becoming available in the global supply chain to support our operations.

Governmental Programs, Incentives & Regulations

Our business is impacted by various government programs, credits, incentives and policies. Our business and products are also subject to numerous governmental regulations that vary among jurisdictions. Electric vehicle demand has been spurred by government incentives and regulations at federal, state and local levels. Government agencies around the world are expected to continue providing incentives for the purchase of electric vehicles, and regulations may be introduced to reduce emissions and encourage the use of clean energy vehicles.

Governmental regulations regarding the manufacture, sale and implementation of products and systems similar to ours are subject to future change. We cannot predict what impact, if any, such changes may have on our business.

Programs & Incentives

EV Tax Credits (Inflation Reduction Act)

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law and is effective for taxable years beginning after December 31, 2022, and remains subject to future guidance releases. The IRA includes multiple incentives to promote clean energy, electric vehicles, battery and energy storage manufacture or purchase, including through providing tax credits to consumers. For example, qualifying Xos customers may receive up to $40,000 per vehicle in federal tax credits for the purchase of qualified electric vehicles in the U.S. through 2032.

State Vehicle Incentives

Numerous states, as well as certain private enterprises, offer incentive programs to encourage the adoption of alternative fuel vehicles, including tax exemptions, tax credits, exemptions, and special privileges. Most of these programs have eligibility requirements such as a certain fleet size, required diesel truck trade-in, and environmental regulation compliance. For some state rebate and incentive programs, only a finite amount of funding is available.

Notable for Xos customers is the California Hybrid and Zero-Emission Truck and Bus Voucher Incentive Project (“HVIP”), which provides point-of-sale vouchers for certain qualifying ZEVs. Under HVIP, dealers and fleet operators may request vouchers from HVIP on a first-come first-served basis, up to the funding amount available for that year, to reduce the cost of purchasing hybrid and zero-emission medium- and heavy-duty trucks and buses. Voucher amounts vary depending on a range of factors, such as the type of vehicle, the location where the vehicle is operated, and the number of vehicles sold. To qualify for HVIP, dealers are required to complete extensive training, initiate and complete applications for each sales order, and complete the voucher redemption process upon delivery to the end-user. HVIP represents the most utilized of the subsidy programs due to its ease of access and amount of funding per vehicle.

Infrastructure Incentives

A number of states and municipalities also offer incentive programs to encourage the installation of charging infrastructure for electric vehicles. The magnitude of incentives varies based on individual charging capabilities.

Emissions Credit Programs

California has greenhouse gas emissions standards that closely follow the standards of the U.S. Environmental Protection Agency (“EPA”). The registration and sale of zero-emission vehicles (“ZEV”) in California could earn us ZEV credits that we could in turn sell to traditional original equipment manufacturers (“OEMs”) looking to offset emissions from their traditional internal combustion engine vehicles in order to meet California’s emissions regulations. Other U.S. states have adopted similar standards including Colorado, Connecticut, Maine, Maryland, Massachusetts, New Jersey, New York, Oregon, Rhode Island and Vermont. We may take advantage of these regimes by registering and selling ZEVs in these other U.S. states.

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

Regulations in the United States

We operate in an industry that is subject to extensive environmental regulation, which has become more stringent over time. The laws and regulations to which we are subject govern, among others, vehicle emissions and the storage, handling, treatment, transportation and disposal of hazardous materials and the remediation of environmental contamination. Compliance with such laws and regulations at an international, regional, national, state and local level is an important aspect of our ability to continue our operations.

Environmental standards applicable to us are established by the laws and regulations of the countries in which we operate, standards adopted by regulatory agencies and the permits and licenses issued to us. Each of these sources is subject to periodic modifications and what we anticipate will be increasingly stringent requirements. Violations of these laws, regulations or permits and licenses may result in substantial administrative, civil, or even criminal fines, penalties, and possibly orders to cease any violating operations or to conduct or pay for corrective works. In some instances, violations may also result in the suspension or revocation of permits or licenses.

EPA Emissions and Certificate of Conformity

The U.S. Clean Air Act requires that we obtain a Certificate of Conformity issued by the EPA for vehicles sold in all states, and a California Executive Order issued by the California Air Resources Board (“CARB”) is required for vehicles sold in California. Additionally, certain states, known as “CARB opt-in states” have adopted the California standards that are either already effective or take effect in the next few years. CARB sets more stringent standards for emissions control for certain regulated pollutants for new vehicles and engines sold in California and must obtain a waiver of preemption from the EPA before implementing and enforcing such standards. States that have adopted the California standards as approved by the EPA also recognize the CARB Executive Order for sales of vehicles.

Although our vehicles have zero tailpipe emissions, we are required to seek an EPA Certificate of Conformity for vehicles sold in states covered by the Clean Air Act’s standards or a CARB Executive Order for vehicles sold in California or any of the other states that have adopted the stricter California standards. We have received our Certificate of Conformity from the EPA and have submitted our documentation for the CARB executive order. We expect to receive approval from CARB in the second half of 2023.

Vehicle Safety & Testing

Our vehicles are subject to regulation by the National Highway Traffic Safety Administration (“NHTSA”), including all applicable Federal Motor Vehicle Safety Standards (“FMVSS”). Numerous FMVSS apply to our vehicles specifying design, construction, and performance requirements. Xos vehicles meet all applicable FMVSS standards in effect at the date of manufacture. While our current vehicles fully comply and we expect that our vehicles in the future will fully comply with all applicable FMVSS with limited or no exemptions, FMVSS are subject to change from time to time. As a manufacturer, we must self-certify that our vehicles meet all applicable FMVSS, or otherwise are exempt, before the vehicles may be imported or sold in the U.S.

We are also required to comply with other federal laws and regulations administered by NHTSA, as well as Federal Motor Carrier Safety Regulations (“FMCSR”), Federal Highway Administration (“FHA”) requirements, and standards set forth by the EPA.

Our vehicles sold outside of the U.S. are subject to similar foreign compliance, safety, environmental and other regulations. Many of those regulations are different from those applicable in the United States and may require redesign and/or retesting.

Automobile Manufacturer and Dealer Regulation

State laws regulate the manufacture, distribution, sale, and service (including delivery) of automobiles, and generally require motor vehicle manufacturers and dealers to be licensed in order to sell vehicles directly to customers in the state. Certain states have asserted that the laws in such states do not permit automobile manufacturers to be licensed as dealers or to act in the capacity of a dealer, or that they otherwise restrict a manufacturer’s ability to deliver or service vehicles. To sell vehicles to customers in states where we are not licensed as a dealer, we generally conduct the sale out of the state or via our authorized dealer partner in that state. However, certain states permit us, as a manufacturer of motor vehicles, to apply for and receive a dealer license to conduct vehicle sales, provided we meet certain requirements. Once licensed in one of these states, we may sell our vehicles to any consumer in the United States as a matter of interstate commerce. As of the date of this filing, we sell all vehicles using our California dealer license.

Battery Safety & Testing

Our battery packs are required to conform to mandatory regulations that govern transport of “dangerous goods,” defined to include lithium-ion batteries, which may present a risk in transportation. The governing regulations, which are issued by the Pipeline and Hazardous Materials Safety Administration, are based on the UN Recommendations on the Safe Transport of Dangerous Goods Model Regulations and related UN Manual Tests and Criteria. The regulations vary by mode of shipping transportation, such as by ocean vessel, rail, truck or air. We use lithium-ion cells in the high voltage battery packs in our vehicles. The use, storage, and disposal of our battery packs is regulated under U.S. federal law. Our battery packs conform to such “dangerous goods” shipping standards at a cell level.

Regulations in Canada

Our vehicles available for sale in the Canadian market are subject to environmental and safety certifications administered by the appropriate Canadian regulatory authorities, including, but not limited to the Canada Motor Vehicle Safety Standards (“CMVSS”), which is administered by Transport Canada. Air quality standards are administered by Environment Canada, which accepts US EPA certification. Unlike the United States, there are no impediments to a manufacturer applying for and receiving a dealer license to perform sales and services, however, we must obtain the necessary provincial licenses to enable sales and services in each location. We have completed the Registration of Imported Vehicles (RIV) process for vehicles originally manufactured for distribution in the U.S. market that are being permanently imported into Canada. We are currently in the process of seeking approval under the Appendix G Pre-Clearance Program.

Seasonality

Historically, the automotive industry has experienced higher revenue in the spring and summer months. Additionally, we expect volumes of commercial vehicle sales to be less in the winter months as many customers shift focus to executing high-volume holiday deliveries. An estimated 40% of our customers operate in the parcel and delivery segment which has a “peak season” between the Thanksgiving and Christmas season, resulting in preparatory fleet expansions leading into such period followed by declined new vehicle purchases thereafter. Additionally, due to the recent introduction of our 2023 Stepvan, we expect deliveries to be weighted towards the second half of fiscal 2022.

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

As of December 31, 2022, we had five awarded U.S. patents. We pursue the registration of our domain names and material trademarks and service marks in the United States. In an effort to protect our brand, as of December 31, 2022, we had 26 pending or approved U.S. trademark applications.

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

We also have a flex facility located in Byrdstown, Tennessee that utilizes the facilities of Fitzgerald Manufacturing Partners, LLC, the largest manufacturer of glider kits in the United States.

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

The extent to which our leaders are equipped to care for, inspire, and empower our people plays a vital role in our strategy. Our set of leadership standards outlines clear expectations for our leaders: that they regularly connect with team members, spend time teaching and coaching, and champion their team’s career development. We are committed to helping our leaders strengthen these capabilities with dedicated learning paths and non-traditional learning opportunities.

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

Our well-being programs are an integral part of our total rewards strategy as we work to address business and employee challenges through a multi-channel approach that provides our diverse populations with choices to meet their specific needs.

Employment Data

As of December 31, 2022, we had 272 full-time employees, 25 contractors and 3 interns. We have not experienced any work stoppages and consider our relationships with our employees to be good. None of our employees are subject to a collective bargaining agreement or represented by a labor union.

Corporate Information

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

Available Information (Website)

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Sections 13(a) and 15(d) of the “Exchange Act”, are available, free of charge, on our Investor Relations website at https://investors.xostrucks.com/ as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website at http://www.sec.gov that contains reports, proxy, information statements and other information regarding registrants that file electronically with the SEC. We use our Investor Relations website as a means of disclosing material information. Accordingly, investors should monitor our Investor Relations website, in addition to following our press releases, SEC filings, and public conference calls and webcasts. The information provided on, or accessible through, our Investor Relations website is not a part of this Annual Report on Form 10-K, nor is such information incorporated by reference herein, and such information should not be relied upon in determining whether to make an investment in our common stock.

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
Summary of Risks:
Our business is subject to a number of known and unknown risks, uncertainties and assumptions that could cause actual results to differ materially from those projected or otherwise implied by the forward-looking statements provided herein. Below we summarize what we believe are the principal risk factors relating to our business but these risks are not the only ones that we face. You should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors”, together with the other information in this Annual Report on Form 10-K. If any of the following risks actually occurs (or if any of those listed elsewhere in this Annual Report on Form 10-K occurs), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.

•Our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of your investment.
•Our mix of offerings, such as Fleet-as-a-Service, Xos Energy Services™, and Xosphere™, is novel in the industry and has yet to be tested in the long term. Any failure to commercialize our strategic plans could have a material adverse effect on our operating results and business, harm our reputation and could result in substantial liabilities that exceed our resources.
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
•We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position, and our business would be adversely affected if we are unable to service our debt obligations and are subject to default.
•We have experienced and may in the future experience significant delays in the design, manufacturing and wide-spread deployment of our products, which could harm our business, prospects, financial condition and operating results.
•Our ability to develop and manufacture our products of sufficient quality and appeal to customers on schedule and on a large scale will require significant capital expenditures and is unproven and still evolving.
•We recently restated our financial statements for several prior periods, which resulted in unanticipated costs and may adversely affect investor confidence, our stock price, our ability to raise capital in the future and our reputation.
•We identified a material weakness in our internal control over financial reporting, and we may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate any material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.
•We have no experience to date in high volume manufacturing of our products, and we currently rely and expect to continue to rely on third-party contract manufacturing partners to manufacture our products, and to supply critical components and systems, which expose us to a number of risks and uncertainties outside our control, including supply shortages due to macroeconomic conditions.
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
•Our delay in providing sufficient charging solutions for our vehicles has resulted in the delay of the delivery of our vehicles to customers.

•We are dependent on our suppliers, some of which are limited source or single-source suppliers, and the inability of these suppliers, due to increased demand or other factors, to deliver necessary components and materials used in our products at prices and volumes, performance and specifications acceptable to us, could have a material adverse effect on our business, prospects, financial condition and operating results.
•Our business and prospects depend significantly on our ability to build the Xos brand. We may not succeed in continuing to establish, maintain and strengthen the Xos brand, and our brand and reputation could be harmed by negative publicity regarding Xos, our products.
•If we fail to manage our growth effectively, we may not be able to further design, develop, manufacture and market our products successfully.
•Our battery packs use lithium-ion battery cells, a class of batteries which have been observed to catch fire or vent smoke and flame.
•Increases in costs, disruption of supply or shortage of materials, in particular for lithium-ion battery cells, semiconductors and other key components, have harmed and could continue to harm our business.
•We and our contract manufacturing partners rely on complex machinery for the manufacture of our products, which involves a significant degree of risk and uncertainty in terms of operational performance and costs.
•We may face regulatory limitations on our ability to sell vehicles directly to consumers, which could materially and adversely affect our ability to sell our vehicles.
•The performance characteristics of our products may vary, due to factors outside of our control, which could harm our ability to develop, market and deploy our products.
•Insufficient reserves to cover future warranty or part replacement needs or other vehicle, powertrain and battery pack repair requirements, including any potential software upgrades, could materially and adversely affect our business, prospects, financial condition and operating results.
•We have experienced product recalls and may experience future product recalls that could materially and adversely affect our business, prospects, financial condition and operating results.
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
•We have been and may continue to be impacted by macroeconomic conditions, including the COVID-19 pandemic, rising inflation rates, uncertain credit and global financial market, including the recent and potential bank failures, supply chain disruption and geopolitical events, such as the war between Russia and Ukraine.
Risks Related to our Business and Industry
Our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of your investment.
You must consider the risks and difficulties we face as an early-stage company with a limited operating history. If we do not successfully address these risks, our business, prospects, financial condition and operating results may be materially and adversely affected. Xos Fleet, Inc. (“Legacy Xos”) was originally incorporated as a California corporation in October 2015 and converted into a Delaware corporation in December 2020. As further described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Combination and Public Company Costs,” the Business Combination (as defined therein) was completed in August 2021. We have a very limited operating history on which investors can base an evaluation of our business, prospects, financial condition and operating results. We intend to derive our revenue from the sale of our products, Xos Energy Services™ and Fleet-as-a-Services. There are no assurances that we will be able to retain existing or secure future business with customers.

Our mix of offerings, such as Fleet-as-a-Service, Xos Energy Services™, and Xosphere™, is novel in the industry and has yet to be tested in the long term. Any failure to commercialize our strategic plans could have a material adverse effect on our operating results and business, harm our reputation and could result in substantial liabilities that exceed our resources.
We have certain offerings, such as Fleet-as-a-Service, Xos Energy Services™, and Xosphere™, that are novel in the industry and subject us to substantial risk given the significant expenditures required before receipt of substantial revenue. To date, only a limited number of customers have utilized Fleet-as-a-Service. Fleet-as-a-Service, Xos Energy Services™ and Xosphere™ have limited operating histories and have yet to be tested on a large scale. Demand for these offerings may not ultimately meet expectations and/or Fleet-as-a-Service products and services in development may never become commercially available, either of which may have a material adverse effect on our business, prospects, financial condition and operating results.
You should be aware of the difficulties normally encountered by new services and products, many of which are beyond our control, including substantial risks and expenses in the course of establishing or entering new markets, organizing operations and undertaking marketing activities. Our current financial projections assume pricing, subscription volume and retention of subscribers which may not reflect future actuals. We may also encounter unforeseen expenses, difficulties or delays in connection with developing Fleet-as-a-Service, including, but not limited to, those related to providing energy services and related infrastructure through Xos Energy Services™, providing financing options, increasing service personnel and supplying insurance and other risk products. The likelihood of our success with Fleet-as-a-Service, Xos Energy Services™, and Xosphere™ must be considered in light of these risks and expenses, potential complications or delays and the competitive environment in which we operate. Certain of our Fleet-as-a-Service products and services in development that are not yet commercially available may never become commercially available which may have a material impact on our ability to achieve our financial projections. Therefore, there can be no assurances that our business plan will prove successful. We may not be able to generate significant revenue or operate profitably, which may have a material adverse effect on our business, prospects, financial condition and operating results.
Risks Relating to the Design, Supply and Manufacturing of our Products

We have experienced and may in the future experience significant delays in the design, manufacturing and wide-spread deployment of our products, which could harm our business, prospects, financial condition and operating results.
There are often delays in the design, development, manufacturing and release of new products, and to the extent we delay the launch or manufacture of our products, our growth prospects could be adversely affected. We have experienced delays in our battery production activities, which have resulted in a manufacturing backlog in our vehicle assembly line. We will rely on our third-party contract manufacturing partners to build our vehicles and powertrains at scale, and if they are not able to manufacture sufficient vehicles and powertrains that meet our specifications, we may need to partner with other contract manufacturers or expand our manufacturing capabilities, which may cause us to incur additional costs and delay deployment of our products. Furthermore, we rely on third-party suppliers for the provision and development of many of the key components and materials used in our products, and to the extent we experience any delays, we may need to seek alternative suppliers. If we experience delays by our third-party outsourcing partners or suppliers, we could experience delays in delivering on our timelines.
Any delay in the design, development, manufacturing and release of our products could materially damage our brand, business, prospects, financial condition and operating results.
We may not be able to accurately plan our production, which may result in carrying excess and obsolete raw material inventory.
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
Our ability to develop and manufacture our products of sufficient quality and appeal to customers on schedule and on a large scale will require significant capital expenditures and is unproven and still evolving.
Our future business model depends in large part on our ability to execute our plans to design, develop, manufacture, market, deploy and service our products at scale, which will require significant capital expenditures. Our flex manufacturing approach, in which we leverage existing local facilities and labor pools through strategic partnerships with third-party manufacturers, is intended to be capital- and time-efficient and is designed to allow for rapid scale and flexibility at a substantial cost reduction compared to the construction of traditional automotive manufacturing facilities. However, our flex manufacturing approach is relatively novel, has not been tested on a large scale and will still require significant expense and time.
We also retain third-party vendors and service providers to engineer, design, develop, test and manufacture some of the critical systems and components of our products. While this approach allows us to draw upon such third parties’ industry knowledge and expertise, there can be no assurance such systems and components will be successfully developed to our specifications or delivered in a timely manner to meet our program timing requirements.
Our continued development and manufacture of our products are and will be subject to a number of risks, including with respect to:
•our ability to acquire and install the equipment necessary to manufacture the desired quantity of our products within the specified design tolerances;
•long- and short-term durability of our products to withstand day-to-day wear and tear;
•compliance with environmental, workplace safety and similar regulations;
•engineering, designing, testing and securing delivery of critical systems and components on acceptable terms and in a timely manner;
•delays in delivery of final systems and components by our suppliers;
•shifts in demand for our current products and future derivatives built off the X-Platform™;
•the compatibility of the X-Platform™ with future vehicle designs;
•our ability to attract, recruit, hire and train skilled employees;
•quality controls, particularly as we plan to expand our manufacturing capabilities;
•delays or disruptions in our supply chain, like those we have recently experienced due to broader macroeconomic trends;
•other delays and cost overruns; and
•our ability to secure additional funding, if necessary.
If we are unable to realize the expected benefits of our flex manufacturing approach, or if we are otherwise unable to develop and manufacture products of sufficient quality and appeal to customers on schedule and on a large scale, our business, prospects, financial condition and operating results may be materially and adversely affected.
We have no experience to date in high volume manufacturing of our products, and currently rely and expect to continue to rely on third-party contract manufacturing partners to manufacture our products and to supply critical components and systems, which exposes us to a number of risks and uncertainties outside our control.
We do not know whether we or our current or future third-party contract manufacturing partners will be able to develop efficient, automated, low-cost manufacturing capabilities and processes that will enable us to meet the quality, price, engineering, design and manufacturing standards, as well as the manufacturing volumes, required to successfully mass market our products. Even if we and our third-party contract manufacturing partners are successful in developing high volume manufacturing capability and processes, we do not know whether we will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors or force majeure events, meets our product commercialization and manufacturing schedules and satisfies the requirements of customers and potential customers. If our third-party contract manufacturing partners were to experience delays, disruptions, capacity constraints or quality control problems in manufacturing operations, product shipments could be delayed or rejected and our customers could consequently elect to change product demand. These disruptions could negatively impact our revenues, competitive position and reputation. In addition, our third-party contract manufacturing partners may rely on certain local tax incentives that may be subject to change or elimination in the future, which could result in additional costs and delays in manufacturing if a new manufacturing site must be obtained. Further, if we are unable to successfully manage our relationship with our third-party contract manufacturing partners, the quality and availability of our products may decline. Our third-party contract manufacturing partners could, under some circumstances, decline to accept new purchase orders from or otherwise reduce their business with us. If our third-party contract manufacturing partners stopped manufacturing our products for any reason or reduced their manufacturing capacity, we may be unable to replace the lost manufacturing capacity on a timely and cost-effective basis, which would adversely impact our operations and ability to meet delivery timelines.

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
The manufacturing facilities of our third-party contract manufacturing partners and the equipment used to manufacture our products would be costly to replace and could require substantial lead time to replace and qualify for use. The manufacturing facilities of our third-party contract manufacturing partners may be harmed or rendered inoperable by natural or man-made disasters, including, war, military conflicts earthquakes, flooding, fire and power outages, or by health epidemics, such as the COVID-19 pandemic, which may render it difficult or impossible for us to manufacture our products for some period of time. The inability to manufacture our products, or the backlog that could develop if the manufacturing facilities of our third-party contract manufacturing partners are inoperable for even a short period of time, may result in the loss of customers or harm our reputation.
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
We are dependent on our suppliers, some of which are limited source or single-source suppliers, and the inability of these suppliers, due to increased demand or other factors, to deliver necessary components and materials used in our products, performance and specifications acceptable to us, could have a material adverse effect on our business, prospects, financial condition and operating results.
We rely on third-party suppliers for the provision and development of many of the key components and materials used in our products. While we plan to obtain components and materials from multiple sources whenever possible, some of the components and materials used in our products will be purchased by us from a single or limited number of sources. Our third-party suppliers may not meet their product specifications and performance characteristics, which would impact our ability to achieve our product specifications and performance characteristics as well. Additionally, our third-party suppliers may not obtain the required certifications for their products or provide warranties that are necessary for our products.
Until we complete the design and begin production of our next generation X-Pack, which may be delayed or not occur at all, we may become dependent on a single source third-party supplier. The inability of such single source third-party supplied to deliver battery packs at prices, timelines, volumes and specifications acceptable to use would likely have a material adverse impact on our business, prospects, financial condition and operating results.

Generally, if we are unable to obtain components and materials from our suppliers or if our suppliers decide to create or supply competing products, our business could be adversely affected. We have less negotiating leverage with suppliers than larger and more established automobile manufacturers and may not be able to obtain favorable pricing and other terms for the foreseeable future. While we believe that we can establish alternate supply relationships and can obtain or engineer replacement components for our limited source components, we may be unable to do so in the short term, or at all, at prices, quantities or quality levels that are favorable to us. In addition, if these suppliers experience financial difficulties, cease operations, or otherwise face business disruptions, we may be required to provide substantial financial support to ensure supply continuity or take other measures to ensure components and materials remain available. Any disruption could affect our ability to deliver products and could increase our costs, which could have a material adverse effect on our business, prospects, financial condition and operating results.
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
In addition, a significant number of lithium-ion battery cells are stored at our facilities and the facilities of our manufacturing partners and suppliers. Any mishandling of battery cells may cause disruption to the operation of such facilities. A safety issue or fire related to the battery cells could disrupt operations or cause manufacturing delays, and could lead to adverse publicity, litigation or a safety recall. Moreover, any failure of a competitor’s electric vehicle or energy storage product may cause indirect adverse publicity for us and our products. Such adverse publicity could negatively affect our brand and harm our business, prospects, financial condition and operating results.
Increases in costs, disruption of supply or shortage of materials, in particular for lithium-ion battery cells, semiconductors and other key components, have harmed and could continue to harm our business.
We and our suppliers have experienced, and may continue to experience, increases in the cost of, or a sustained interruption in the supply or shortage of, components and materials. Any such cost increase, supply interruption or shortage could materially and negatively impact our business, prospects, financial condition and operating results. We and our suppliers use various materials in their businesses and products, including for example lithium-ion battery cells and steel, and the prices for such components and materials fluctuate. Additionally, the available supply of such components and materials are and may continue to be unstable, depending on market conditions and global demand, including as a result of increased production of electric vehicles and battery packs by us and our competitors, and could adversely affect our business and operating results. For instance, we are exposed to multiple risks relating to lithium-ion battery cells. These risks include:
•an increase in the cost, or decrease in the available supply, of materials used in our battery packs;
•disruption in the supply of battery cells due to quality issues or recalls by battery cell manufacturers; and
•fluctuations in the value of any foreign currencies in which battery cell and related raw material purchases are or may be denominated against the U.S. dollar.
Our business is dependent on the continued supply of lithium-ion battery cells for the battery packs used in our vehicles and powertrains. Any disruption in the supply of battery cells from our suppliers could disrupt production of our products. We heavily rely on international shipping to transport the components and materials used in our battery packs from our suppliers. The current delays due to congestion in west coast ports have caused, and may continue to cause, us to use more expensive air freight or other more costly methods to receive components and materials. Furthermore, fluctuations or shortages in petroleum and other economic conditions have caused, and may continue to cause, us to experience significant increases in freight charges and material costs.
Additionally, we and other vehicle manufacturers that utilize integrated circuits have been negatively impacted by the shortage of semiconductors, which could last into 2023 or beyond. A combination of factors, including increased demand for consumer electronics, automotive manufacturing shutdowns due to the COVID-19 pandemic, the rapid recovery of demand for vehicles and long lead times for wafer production, are contributing to the shortage of semiconductors. A shortage of semiconductors or other key components or materials could cause a significant disruption to our production schedule. If we are unable to obtain sufficient semiconductors or other key components or materials that have experienced or may experience shortages, or if we cannot find other methods to mitigate the impact of any such shortage, then our financial condition and results of operations may be materially and adversely affected.
Substantial increases in the prices for components or materials utilized in the manufacture of our products, such as those charged by suppliers of battery cells, semiconductors or other key components or materials, would increase our operating costs, and could reduce our margins if the increased costs cannot be recouped through increased vehicle, powertrain or battery pack sales or Fleet-as-a-Service revenue. Any attempts to increase vehicle, powertrain, battery pack or Fleet-as-a-Service prices in response to increased component or material costs could result in cancellations of orders and reservations and materially and adversely affect our brand, image, business, prospects and operating results.
We and our contract manufacturing partners rely on complex machinery for the manufacture of our products, which involves a significant degree of risk and uncertainty in terms of operational performance and costs.
We and our third-party contract manufacturing partners rely on complex machinery for the manufacture and assembly of our products, which involves a significant degree of uncertainty and risk in terms of operational performance and costs. Our facilities and the facilities of our third-party contract manufacturing partners and suppliers contain large-scale machinery consisting of many components. These components may suffer unexpected malfunctions from time to time and may depend on repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of these components may significantly affect the intended operational efficiency.
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
Our delay in providing sufficient charging solutions for our vehicles has resulted in the delay of the delivery of vehicles to customers.
Our delay in providing sufficient charging solutions for our vehicles has resulted in the delay of the delivery of vehicles to customers. Demand for our vehicles and customer’s willingness to take delivery of and vehicle components depends in large part on the availability of charging infrastructure. Most vehicles in our targeted segments operate on last-mile routes that generally return to base hubs on a daily basis, and fleet operators may choose to purchase fewer Xos vehicles, or none at all, if they are unable to install sufficient dedicated charging infrastructure. We have experienced customers delaying or declining delivery of vehicles due to a lack of charging infrastructure. Our charging solutions now being offered through Xos Energy Services™ may not be sufficient to meet customer needs. Our efforts to install, configure and implement dedicated charging solutions have been affected by numerous factors, such as;
•the cost, availability, standardization and quality of commercial electric vehicle charging systems;
•the availability of government incentives and our ability to navigate legal requirements, such as permits, associated with installing electric vehicle charging systems;
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
We currently derive a significant portion of our revenues from a small number of customers, and this trend may continue for the foreseeable future. During the year ended December 31, 2022, one customer accounted for 42% of our revenues. The loss of any one of our significant customers, a reduction in the purchases of our products by such customers or the cancellation of significant purchases by any of these customers would reduce our revenues and could harm our ability to achieve or sustain expected results of operations, and a delay of significant purchases, even if only temporary, would reduce our revenues in the period of the delay. Any such reduction in revenues may also impact our cash resources available for other purposes, such as research and development.
Our business and prospects depend significantly on our ability to build the Xos brand. We may not succeed in continuing to establish, maintain and strengthen the Xos brand, and our brand and reputation could be harmed by negative publicity regarding Xos or our products.
Our business and prospects are heavily dependent on our ability to develop, maintain and strengthen the Xos brand. If we do not continue to establish, maintain and strengthen our brand, we may lose the opportunity to build a critical mass of customers, and our business, prospects, financial condition and operating results may be materially and adversely affected.
Promoting and positioning our brand will likely depend significantly on our ability to provide high-quality products and engage with our customers as intended, and we have limited experience in these areas. In addition, our ability to develop, maintain and strengthen the Xos brand will depend heavily on the success of our customer development and branding efforts. Our target customers may be reluctant to acquire products from a new and unproven company such as Xos. In addition, our novel technology and design may not align with target customer preferences. If we do not develop and maintain a strong brand, our business, prospects, financial condition and operating results will be materially and adversely impacted.
In addition, if negative incidents relating to our products occur or are perceived to have occurred, whether or not such incidents are our fault, we could be subject to adverse publicity. In particular, given the popularity of social media, any negative publicity, whether true or not, could quickly proliferate and harm consumer perceptions and confidence in the Xos brand. Furthermore, there is the risk of potential adverse publicity related to our manufacturing or other partners whether or not such publicity is related to their collaboration with us. Our ability to successfully position our brand could also be adversely affected by perceptions about the quality of our competitors’ products.
In addition, from time to time, products may be evaluated and reviewed by third parties. Any negative reviews or reviews which compare us unfavorably to competitors could adversely affect customer perception about our products.
If we fail to manage our growth effectively, we may not be able to further design, develop, manufacture and market our products successfully.
Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. We intend to expand our operations significantly. We expect our future expansion to include:
•expanding the management team;
•hiring and training new personnel;
•leveraging consultants to assist with company growth and development;
•expanding our product offering across products, as well as our services like Fleet-as-a-Service, Xos Energy Services™, and Xosphere™;
•controlling expenses and investments in anticipation of expanded operations;
•establishing or expanding design, research and development, manufacturing, sales and service facilities;
•implementing and enhancing administrative infrastructure, systems and processes; and
•expanding into new markets.
As of December 31, 2022, we had 272 employees (all of whom were full-time), 25 contractors and 3 interns. We intend to strategically hire personnel across a variety of functions as business needs arise. However, we may have difficulties hiring qualified personnel at times, such as during the current challenging labor market. Because our vehicles and powertrains are based on a different technology platform than traditional internal combustion engines, individuals with sufficient training and experience in alternative fuel technologies may not be available to hire, and as a result, we may need to expend significant time and expense training newly hired employees. Competition for individuals with experience designing, manufacturing and servicing vehicles and powertrains and their software is intense, and we may not be able to attract, integrate, train, motivate or retain sufficient highly qualified personnel. The failure to attract, integrate, train, motivate and retain these additional employees could seriously harm our business, prospects, financial condition and operating results.
The performance characteristics of our products may vary due to factors outside of our control, which could harm our ability to develop, market and deploy our products.
The performance characteristics of our products, including expected range, may vary due to factors outside of our control. Our products are subject to continuous design and development updates, and there are no assurances that they will be able to meet their projected performance characteristics. External factors may also impact the performance characteristics of our products, including, but not limited to, driver behavior, speed, terrain, hardware efficiency, payload, vehicle or powertrain conditions and weather conditions. These external factors, as well as any operation of our products other than as intended, may affect performance of our products, including range and longevity.
In addition, our products may contain defects in design and manufacturing that may cause them not to perform as expected or may require repair. We currently have a limited frame of reference by which to evaluate the performance of our products upon which our business prospects depend. There can be no assurance that we will be able to detect and fix any defects in our products. We may experience recalls in the future, which could adversely affect our brand and could adversely affect our business, prospects, financial condition and operating results. Our products may not perform consistent with customers’ expectations or on par with those of our competitors.
If the average performance of our products, including the usable life of a battery pack or energy system, is below expectations, or if there are product defects or any other failure of our products to perform as expected, our reputation could be harmed, which could result in adverse publicity, lost revenue, delivery delays, product recalls, negative publicity, product liability claims and significant warranty and other expenses and could have a material adverse impact on our business, prospects, financial condition and operating results.
Insufficient reserves to cover future warranty or part replacement needs or other vehicle, powertrain and battery pack repair requirements, including any potential software upgrades, could materially and adversely affect our business, prospects, financial condition and operating results.
We will need to maintain reserves to cover part replacement and other vehicle, powertrain and battery pack repair needs, including any potential software upgrades or warranty claims. If our reserves are inadequate to cover future maintenance requirements on our products, our business, prospects, financial condition and operating results could be materially and adversely affected. We may become subject to significant and unexpected expenses, including claims from our customers. There can be no assurances that then-existing reserves will be sufficient to cover all expenses.
We have experienced product recalls and may experience future product recalls that could materially and adversely affect our business, prospects, financial condition and operating results.
We have experienced product recalls that have either been resolved or are in the process of being resolved. Any future product recall or complications from current recalls may result in negative publicity, damage our brand and materially and adversely affect our business, prospects, financial condition and operating results. In the future, we may, voluntarily or involuntarily, initiate a recall if any of our products, or components thereof, prove to be defective or noncompliant with applicable motor vehicle safety standards or other requirements. If a large number of products are the subject of a recall or if needed replacement parts are not in adequate supply, we may not be able to deploy recalled products for a significant period of time. These types of disruptions could jeopardize our ability to fulfill existing contractual commitments or satisfy demand for our products and could also result in the loss of business to our competitors. Such recalls also involve significant expense and diversion of management attention and other resources, and could adversely affect our brand image, as well as our business, prospects, financial condition and operating results. Additionally, problems and defects experienced by other electric vehicles from other manufacturers could by association have a negative impact on perception and customer demand for our products.
We may become subject to product liability claims, including possible class action and derivative lawsuits, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.
Product liability claims, even those without merit or those that do not involve our products, could harm our business, prospects, financial condition and operating results. The automobile industry in particular experiences significant product liability claims, and we face inherent risk of exposure to claims in the event our products do not perform or are claimed to not have performed as expected. As is true for other electric vehicle suppliers, we expect in the future that our vehicles will be involved in crashes resulting in death or personal injury. Additionally, product liability claims that affect our competitors or suppliers may also cause indirect adverse publicity for us and our products.

A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim against us or our competitors could generate substantial negative publicity about our products and business and could have a material adverse effect on our brand, business, prospects, financial condition and operating results. We may self-insure against the risk of product liability claims, meaning that any product liability claims will likely have to be paid from company funds, not by insurance.
If we are unable to establish and maintain confidence in our long-term business prospects among customers and analysts and within our industry, then our financial condition, operating results, business prospects and access to capital may be materially and adversely affected.
Customers may be less likely to purchase our products if they do not believe that our business will succeed or that our service and support and other operations will continue in the long term. Similarly, suppliers and other third parties may be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed. Accordingly, in order to build and maintain our business, we must maintain confidence among customers, suppliers, analysts, ratings agencies and other parties in our products, long-term financial viability and business prospects. Maintaining such confidence may be particularly complicated by certain factors, including those that are largely outside of our control, such as our limited operating history, customer unfamiliarity with our products, any delays in scaling manufacturing, delivery and service operations to meet demand, competition, uncertainty regarding the future of electric vehicles (including our vehicles), our manufacturing and sales performance compared with market expectations and any negative publicity with respect to us, our competitors or the industry.
We have limited experience servicing our products and our integrated software. If we or our partners are unable to adequately service our products and integrated software, our business, prospects, financial condition and operating results may be materially and adversely affected.
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
Our customers will also depend on our customer support team to resolve technical and operational issues relating to the integrated software underlying our products. As we continue to grow, additional pressure may be placed on our customer support team or partners, and we may be unable to respond quickly enough to accommodate short-term increases in customer demand for technical support. We also may be unable to modify the future scope and delivery of our technical support to compete with changes in the technical support provided by our competitors. Increased customer demand for support, without corresponding revenue, could increase costs and negatively affect our operating results. If we are unable establish a reputation for providing high-quality support or successfully address the service requirements of our customers, our brand may be harmed and we may be subject to claims from our customers, including loss of revenue or damages, and our business, prospects, financial condition and operating results may be materially and adversely affected.
We are highly dependent on the services of Dakota Semler and Giordano Sordoni, our co-founders, as well as our key personnel and senior management, and if we are unable to attract and retain key personnel and hire qualified management, technical and electric vehicle engineering personnel, our ability to compete could be materially and adversely affected.
Our success depends, in part, on our ability to retain our key personnel. We are highly dependent on the services of Dakota Semler and Giordano Sordoni, our co-founders. Messrs. Semler and Sordoni are the source of many of the ideas, the strategy and the execution driving the Company. If Messrs. Semler or Sordoni were to discontinue their services to us due to death, disability or any other reason, we would be significantly disadvantaged. Additionally, the unexpected loss of or failure to retain one or more of our key personnel and senior management members could adversely affect our business.
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

We have entered and may continue to enter into agreements and non-binding purchase orders, letters of intent and memorandums of understanding or similar agreements for sales of our products, which are cancellable at the option of our customers.
We have entered and may continue to enter into agreements, purchase orders, letters of intent and memorandums of understanding or similar agreements for the sale of our products that include various cancellation rights in favor of the customer. For example, we have entered into binding distribution and purchase agreements for the purchase of vehicles; however, they are subject to the further entry into a definitive agreement with final pricing, warranty coverage and other terms. These purchase obligations may also be canceled by the customer with six months’ written notice. As a result, we cannot assure that we will be able to enter into a definitive agreement or that our customers will not exercise their cancellation rights. In addition, we have entered and may continue to enter into purchase orders, letters of intent and memorandums of understanding or similar agreements that are not binding on our customer and may also be subject to modification and cancellation provisions. Any of these adverse actions related to these agreements, purchase orders, letters of intent, memorandums of understanding or any future customer contracts could harm our business, prospects, financial condition and operating results.
The commercial vehicle market is highly competitive, and we may not be successful in competing in this industry.
We face intense competition in bringing our products to market. We face competition from many different sources in the commercial vehicle market for medium- and heavy-duty last-mile and return-to-base segments, including existing major commercial vehicle OEMs, such as Daimler, Ford, General Motors, Navistar, Paccar, and Volvo, as well as new companies that are developing alternative fuel and electric commercial vehicles. Many of our current and potential competitors, including Nikola, Rivian, Workhorse, BYD Motors, Harbinger, Lightning e-Motors, The Lion Electric Company, SEA Electric, Motiv Power Systems, Blue Arc, and Proterra, may have significantly greater financial, technical, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products, including their vehicles. Additionally, our competitors may also have greater name recognition, longer operating histories, larger sales forces, broader customer and industry relationships and greater resources than we do. These competitors also compete with us in recruiting and retaining qualified research and development, sales, marketing and management personnel, as well as in acquiring technologies complementary to, or necessary for, our products. Future mergers and acquisitions activity may result in even more resources being concentrated in our competitors. In addition, we also compete with manufacturers of vehicles with internal combustion engines. There are no assurances that customers will choose our vehicles over those of our competitors, or over internal combustion engine vehicles. We expect additional competitors to enter the industry as well.
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
As a result, the market for our products could be affected by numerous factors, such as:
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
We may not be able to successfully engage target customers or convert early trial deployments with commercial fleets into meaningful orders or additional deployments in the future.
Our success, and our ability to increase revenue and operate profitably, depends in part on our ability to identify target customers and to convert early trial deployments with commercial fleets into meaningful orders or additional deployments in the future. Our vehicles have been delivered to certain customers on an early trial deployment basis, where such customers have the ability to evaluate whether these vehicles meet such customers’ performance and other requirements before committing to meaningful orders or additional deployments in the future. If we are unable to meet customers’ performance requirements or industry specifications, identify target customers, convert early trial deployments in commercial fleets into meaningful orders or obtain additional deployments in the future, our business, prospects, financial condition and operating results may be materially and adversely affected.
Our products rely on software and hardware that is highly technical, and if these systems contain errors, bugs or vulnerabilities, or if we are unsuccessful in addressing or mitigating technical limitations in our systems, our business could be adversely affected.
Our products rely on software and hardware that is highly technical and complex and will require modification and updates over the life of the vehicle, powertrain or battery pack. In addition, our products depend on the ability of such software and hardware to store, retrieve, process and manage immense amounts of data. Our software and hardware may contain errors, bugs, design defects or vulnerabilities, and our systems are subject to certain technical limitations that may compromise our ability to meet our objectives. Some errors, bugs or vulnerabilities inherently may be difficult to detect and may only be discovered after the code has been released for external or internal use. Although we attempt to remedy any issues we observe in our products as effectively and rapidly as possible, such efforts may not be timely, may hamper production or may not be to the satisfaction of our customers. Additionally, if we are able to address any software issues but our over-the-air update procedures fail, such software updates may have to be installed locally, which could hamper our efforts to remedy issues in a timely fashion. If we are unable to prevent or effectively remedy errors, bugs, vulnerabilities or defects in our software and hardware, we may suffer damage to our reputation, loss of customers, loss of revenue or liability for damages, any of which could adversely affect our business and financial results.
The last mile and return to base segment and our technology are rapidly evolving and may be subject to unforeseen changes which could adversely affect the demand for our vehicles.
The last mile and return to base segment is rapidly evolving and we may be unable to keep up with changes in electric vehicle technology or alternatives to electricity as a fuel source and, as a result, our competitiveness may suffer. Developments in technology or alternative technologies, such as advanced diesel, ethanol, hybrids, fuel cells, or compressed natural gas, or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect our business and prospects in ways we do not currently anticipate. As technologies evolve, particularly battery cell technology, we plan to release refreshed versions of our vehicles, which may also negatively impact the adoption of our existing products. For example, we have largely retired the Lyra™ battery technology from production. A relatively small number of Lyra™ batteries may still be used in certain Powered By Xos™ use cases and for service. We are currently developing our next generation X-Pack technology while utilizing third-party supplier battery packs in production. Any failure by us to successfully react to changes in existing technologies could materially harm our competitive position and growth prospects.
The demand for electric vehicles depends, in part, on the continuation of current trends resulting from dependence on fossil fuels. Extended periods of low gasoline or other petroleum-based fuel prices could adversely affect demand for our products, which could materially and adversely affect our business, prospects, financial condition and operating results.
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
We have entered into non-binding memoranda of understanding and letters of intent (“MOUs”) with certain key manufacturers, suppliers and development partners to form strategic alliances with such third parties, and may in the future enter into additional strategic alliances or joint ventures or minority equity investments, in each case with various third parties for the manufacture of our products and for Fleet-as-a-Service. There is no guarantee that any of our MOUs will lead to any binding agreements or lasting or successful business relationships with such key suppliers and development partners. If these strategic alliances are established, they may subject us to several risks, including risks associated with sharing proprietary information, non-performance by the third-party and increased expenses in establishing new strategic alliances, any of which may materially and adversely affect our business. We may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic third parties suffer negative publicity or harm to their reputation from events relating to our business, we may suffer negative publicity or harm to our reputation by virtue of our association with any such third-party.
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
We incurred an operating loss of $111.3 million for the year ended December 31, 2022. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin wide-scale deliveries of our products and realize increased adoption of our Fleet-as-a-Service products. If we are unable to scale to wide-scale deliveries and realize increased adoption of our Fleet-as-a-Service products, we expect to continue to incur operating and net losses.
Even if we can successfully develop our products and attract additional customers, there can be no assurance that we will be financially successful. Our potential profitability is dependent upon the successful development and acceptance of our products, which may not occur.
We expect to continue to incur losses in future periods as we:
•continue to design, develop, manufacture and market our products;
•continue to utilize our third-party partners for supply and manufacturing;
•expand our manufacturing capabilities, including costs associated with contracting the assembly of our products;

•build up inventories of parts and components for our products;
•manufacture an inventory of our products;
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
We will require significant capital to develop and grow our business, including developing and manufacturing our products, establishing or expanding design, research and development, manufacturing, sales and service facilities and building our brand. We have incurred and expect to continue incurring significant expenses which will impact our profitability, including research and development expenses (including related to developing and commercializing our products), raw material procurement costs, sales and distribution expenses as we build our brand and market our products, and general and administrative expenses as we scale our operations, identify and commit resources to investigate new areas of demand and incur costs as a public company. Our ability to become profitable in the future will not only depend on our ability to complete the design and development of our products to meet projected performance metrics, identify and investigate new areas of demand and successfully market our products, but also our ability to sell or lease products at prices needed to achieve our expected margins and control our costs. If we are unable to efficiently design, develop, manufacture, market, deploy, distribute and service our products, our margins, profitability and prospects may be materially and adversely affected.
We have yet to achieve positive operating cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.
We had negative cash flow from operating activities of $128.0 million for the year ended December 31, 2022. Our business also will at times require significant amounts of working capital to support our expected future growth and expansion of products. An inability to generate positive cash flow for the near term may adversely affect our ability to raise needed capital for our business on reasonable terms, diminish supplier or customer willingness to enter into transactions with us, and have other adverse effects that may decrease our long-term viability. There can be no assurance that we will achieve positive cash flow in the near future or at all.
Our financial results may vary significantly from period to period due to fluctuations in our product development cycle and operating costs, product demand and other factors.
We expect our period-to-period financial results to vary based on our operating costs and product demand, which we anticipate will fluctuate as the pace at which we continue to design, develop and manufacture new products, increase manufacturing capacity and establish or expand design, research and development, manufacturing, sales and service facilities varies. Additionally, our revenues from period to period may fluctuate as we identify and investigate areas of demand, adjust volumes and add new product derivatives based on market demand and margin opportunities, develop and introduce new products or introduce existing products to new markets. As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results, especially in the short term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our financial results may not meet expectations of equity research analysts, ratings agencies or investors, who may be focused primarily on quarterly financial results, which could cause the trading price of our Common Stock to fall substantially, either suddenly or over time.
Our business plans require a significant amount of capital. In addition, our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends.
We have incurred, and expect to continue incurring, significant expenses as we expand our business, and that our level of expenses will be significantly affected by customer demand for our products and Fleet-as-a-Service offering. We expect that we will have sufficient capital to fund our currently planned operations until we generate positive free cash flow contingent on our ability to execute on key projected capital strategy initiatives, such as cost reduction initiatives, improved pricing strategies and scaling manufacturing. The fact that we have a limited operating history means we have limited historical data on the demand for our products. As a result, our future capital requirements are uncertain and actual capital requirements may differ from those we currently anticipate. We have obtained debt financing and in the future, may need to seek equity or additional debt financing to finance a portion of our expenses. Such financing might not be available to us in a timely manner or on terms that are acceptable, or at all.
Our ability to obtain the necessary financing to carry out our business plan is subject to a number of factors, including general market conditions and investor acceptance of our business model. In addition, while we have $120.7 million available under the SEPA as of December 31, 2022, the SEPA is subject to certain limitations on the number of shares of Common Stock that may be issued thereunder prior to receiving stockholder approval for the issuance of additional shares of Common Stock in excess of Nasdaq limits. As of the date of this Report, such limitations prevent us from fully utilizing the remaining commitment under the SEPA. If we are unable to obtain stockholder approval for the issuance of shares of Common Stock under the SEPA, we will remain subject to such limitations. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. If we are unable to raise sufficient capital, we may have to significantly reduce our spending, delay or cancel our planned activities or substantially change our corporate structure. We may not be able to obtain any funding, and we may not have sufficient resources to conduct our business as projected, both of which could mean that we would be forced to curtail or discontinue our operations.

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
Any reduction, elimination or discriminatory application of government subsidies and economic incentives due to policy changes, the reduced push for such subsidies and incentives due to the perceived success of the electric vehicle industry or other reasons may result in the diminished competitiveness of alternative fuel and electric vehicles (including our products). While certain tax credits and other incentives for alternative energy production, alternative fuel vehicles and electric vehicles have been available in the past, there is no guarantee these programs will be available in the future. If current government subsidies and economic incentives, such as credits under the Inflation Reduction Act, are not available in the future, our financial position could be materially and adversely affected.
Our ability to use net operating loss carryforwards and other tax attributes may be limited in connection with the Business Combination or other ownership changes.
We have incurred losses during our history and do not expect to become profitable soon and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of December 31, 2022, we had federal and state income tax net operating loss carryforwards of $283.8 million. This consists of approximately $141.2 million of federal net operating loss carryovers, and approximately $142.6 million of state net operating loss carryovers. The federal net operating loss carryovers have an indefinite carryforward period, and the state net operating loss carryovers may expire between 2036 and 2042.
Under current U.S. federal income tax law, U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to current U.S. federal income tax law.
In addition, our net operating loss carryforwards are subject to review and possible adjustment by the IRS and state tax authorities. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), these federal net operating loss carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in our ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including potential changes in connection with the Business Combination or other transactions. Similar rules may apply under state tax laws. If we earn taxable income, such limitations could result in increased future income tax liability to us and our future cash flows could be adversely affected. We have recorded a full valuation allowance related to our net operating loss carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.
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
We recently restated our financial statements for several prior periods, which resulted in unanticipated costs and may adversely affect investor confidence, our stock price, our ability to raise capital in the future and our reputation.
On March 8, 2023, the Audit Committee of our Board of Directors, after discussion with management and with our independent registered public accounting firm, concluded that our previously issued unaudited condensed consolidated financial statements as of and for the quarters ended March 31, 2022, June 30, 2022 and September 30, 2022 (the “Affected Periods”) should no longer be relied upon due to (1) errors in recording results of a physical inventory count, which caused inventories to be overstated and cost of goods sold to be understated, and (2) errors in the improper recording of duplicate inventory receipts as well as improper and inaccurate recording of prepaid inventories, which caused inventories, prepaid inventories (included within Prepaid expenses and other current assets) and accrued expenses (included within Other current liabilities) to be overstated. As a result, we restated the financial statements for the Affected Periods.
As a result, we incurred unanticipated costs for accounting and legal fees in connection with the restatements, and the restatements may have the effect of eroding investor confidence in us and our financial reporting and accounting practices and processes and may raise reputational issues for our business. The restatements may negatively impact the trading price of our securities and made it more difficult for us to raise capital on acceptable terms, or at all.
We identified a material weakness in our internal control over financial reporting, and we may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate any material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected and may adversely affect investor confidence, our reputation, our ability to raise additional capital, and our business operations and financial condition.
As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on our internal control over financial reporting.
In connection with the misstatement as described above for the Affected Periods, management identified a material weakness in internal control over financial reporting related to the ineffective operation of controls related to inventory management that resulted in the error as described above. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. For a discussion of management’s evaluation of our disclosure controls and procedures and the material weakness identified, see Part II, Item 9A, “Controls and Procedures” of this Report.
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these measures will ultimately have the intended effects.
In order to remediate the material weakness in internal controls over financial reporting related to the ineffective operation of controls related to inventory management, management is implementing financial reporting control changes to address the material weakness. Management, with the oversight of the Audit Committee of our Board of Directors, is implementing remediation steps to improve our disclosure controls and procedures and our internal controls over financial reporting, including further documenting and implementing control procedures to address the identified risks of material misstatements, and implementing monitoring activities over such control procedures. To further remediate the material weakness, management, including the Chief Executive Officer and Chief Financial Officer, have reaffirmed and re-emphasized the importance of internal controls, control consciousness and a strong control environment. We also expect to continue to review, optimize and enhance our financial reporting controls and procedures. This material weakness will not be considered remediated until the applicable remediated control operates for a sufficient period of time and management has concluded, through testing, that this enhanced control is operating effectively. Furthermore, we cannot ensure that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate in a timely manner or at all the control deficiencies that led to our material weakness in our internal controls over financial reporting or that they will prevent or avoid potential future material weaknesses due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future these controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.
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
We may identify future material weaknesses in our internal controls over financial reporting or fail to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, and we may be unable to accurately report our financial results, or report them within the timeframes required by law or stock exchange regulations. We cannot assure that our existing material weakness will be remediated or that additional material weaknesses will not exist or otherwise be discovered, any of which could adversely affect our reputation, financial condition, and results of operations.
Risks Related to Our Indebtedness
We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position, and our business would be adversely affected if we are unable to service our debt obligations and are subject to default.
As of December 31, 2022, we had total indebtedness of approximately $56.2 million, consisting of convertible notes, equipment notes, finance lease liabilities and insurance financing notes. Our substantial indebtedness may:
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
•result in dilution to our existing stockholders in the event the Convertible Note or the Convertible Debentures (collectively the “Convertible Debt”) is settled in our shares of our Common Stock;
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
Our ability to make payments of principal or interest on our indebtedness or to make any potential Prepayments for the Convertible Debentures (described further in Note 8 — Convertible Notes in the accompanying consolidated financial statements), to the extent applicable, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. If the assumptions underlying our cash flow guidance are incorrect, our business may not continue to generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures.
Under the Convertible Debentures, we were required to make, and made, Prepayments in the amount of $3.7 million on January 3, 2023 and $3.2 million on January 10, 2023. On March 21, 2023, we received notice that another Prepayment in the amount of $3.5 million would be due on March 31, 2023. We may continue to be subject to an ongoing monthly Prepayment requirement. Even if our current monthly Prepayment obligations were to end, we may be required to make monthly Prepayments again in the future.
In addition, our Convertible Debt is subject to certain limitations on the number of shares of Common Stock that may be issued thereunder prior to receiving stockholder approval for the issuance of additional shares of Common Stock in excess of Nasdaq limits. As of the date of this Report, such limitations prevent us from accommodating the full conversion of remaining outstanding principal amount of the Convertible Debentures. If we are unable to obtain stockholder approval for the issuance of shares of Common Stock under the Convertible Debentures exceeding the applicable Nasdaq thresholds, we will also be required to make Prepayments.

If we are unable to generate cash flow sufficient to service our indebtedness and make necessary capital expenditures, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or issuing additional equity, equity-linked or debt instruments on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. If we are unable to engage in any of these activities or engage in these activities on desirable terms, we may be unable to meet our debt obligations, which would materially and adversely impact our business, financial condition and operating results.
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
Legal and Regulatory Risks
We may face regulatory limitations on our ability to sell vehicles directly to consumers, which could materially and adversely affect our ability to sell our vehicles.
Our business plan includes the direct sale of vehicles to consumers. We have limited experience distributing directly to consumers, and the establishment of our national and global in-house sales and marketing function has proven expensive and time consuming. The laws governing licensing of dealers and sales of motor vehicles vary from state to state. Most states require a dealer license and/or manufacturers license to sell new motor vehicles within the state, and many states prohibit manufacturers or their affiliates from becoming licensed dealers and directly selling new motor vehicles to consumers from within that state. In addition, most states require that we have a physical dealership location in the state before we can be licensed as a dealer.

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
Our distribution model also includes the sale of vehicles pursuant to agreements with dealers. Xos products sold through dealers may have significantly lower unit margins than those that we sell directly to consumers. Additionally, such dealer relationships may limit our ability to enter into similar agreements with other dealers in certain markets or effect sales in certain markets other than through the dealer assigned to such market. Our ability to terminate any dealership agreement may be limited due to state and local laws and regulations.
Because the laws vary from state to state, our distribution model must be carefully established, and our sales and service processes must be continually monitored for compliance with the various state requirements, which change from time to time. Regulatory compliance and likely challenges to the distribution model may add to the cost of our business or negatively impact our ability to sell and distribute products and services.
We, our outsourcing partners and our suppliers are subject to substantial regulation and unfavorable changes to, or failure by us, our outsourcing partners or our suppliers to comply with, these regulations could substantially harm our business and operating results.
We and our products, and motor vehicles in general, as well as our third-party outsourcing partners and our suppliers, are or will be subject to substantial regulation under foreign, federal, state and local laws. We continue to evaluate requirements for licenses, approvals, certificates and authorizations necessary to manufacture, deploy or service our products in the jurisdictions in which we plan to operate and intend to take such actions necessary to comply. We may experience difficulties in obtaining or complying with various licenses, approvals, certifications and other governmental authorizations necessary to manufacture, deploy or service our vehicles in any of these jurisdictions.
If we, our third-party outsourcing partners or our suppliers are unable to obtain or comply with any of the licenses, approvals, certifications or other authorizations necessary to carry out our operations in the jurisdictions in which we currently operate, or those jurisdictions in which we plan to operate, our business, prospects, financial condition and operating results could be materially and adversely affected. We have incurred, and expect to continue to incur, significant costs in complying with these regulations. Laws related to the electric and alternative fuel vehicle industry are evolving and we face risks associated with changes to these laws, including, but not limited to:
•increased support for other alternative fuel systems, which could have an impact on the acceptance of our products; and
•increased sensitivity by regulators to the needs of established automobile manufacturers with large employment bases, high fixed costs and business models based on the internal combustion engine, which could lead them to pass regulations that could reduce the compliance costs of such established manufacturers or mitigate the effects of government efforts to promote alternative fuel and electric vehicles.
To the extent the laws change, our products may not comply with applicable foreign, federal, state or local laws, which would have an adverse effect on our business. Compliance with changing regulations could be burdensome, time-consuming and expensive. To the extent compliance with new laws is cost-prohibitive, our business, prospects, financial condition and operating results could be adversely affected.
Future changes to regulatory requirements may have a negative impact on our business.
To the extent the laws change, new laws are introduced, or if we introduce new products in the future, some or all of our products may not comply with applicable foreign, federal, state or local laws. Further, certain industry standards currently regulate electrical and electronics equipment. Although standards for electric vehicles are not yet generally available or accepted as industry standards, our products may become subject to such standards in the future. Compliance with these standards could be burdensome, time-consuming, and expensive. There can be no assurance that we will be able to maintain our profitability by offsetting any increased compliance costs.
If the security of our information technology systems or data (or our service providers or vendors) collect, store or process is compromised or is otherwise accessed or acquired without authorization, our reputation may be harmed and we may be exposed to liability, loss of business, litigation, regulatory investigations or actions, fines and penalties, disruptions to our business operations and other adverse consequences, which could materially and adversely affect our financial performance and results of operations or prospects.
In the ordinary course of our business, we (and the third parties upon which we rely) collect, store, receive, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, share and otherwise process (collectively, process or processing) personal information, confidential or proprietary information, sensitive information, intellectual property, trade secrets, and financial information (collectively, sensitive information) from vehicles, customers, employees and others as part of our business and operations. We also work with partners and third-party service providers or vendors that process such data on our behalf and in connection with our vehicles. There can be no assurance that any security measures that we or our third-party service providers or vendors have implemented will be effective against current or future threats to such data.
Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive information and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
In addition, remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
We rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. We also rely on third-party service providers to provide other products, services, vehicle parts, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. If a compromise of data were to occur, we may become liable under our contracts with other parties and under applicable law for damages and incur penalties and other costs to respond to, investigate and remedy such an incident. Third parties may also exploit vulnerabilities in, or obtain unauthorized access to, platforms, systems, networks and/or physical facilities utilized by our service providers and vendors.
We are also at risk for interruptions, outages and breaches of our: (a) operational systems, including business, financial, accounting, product development, data processing or production processes, owned by us or our third-party vendors or suppliers; (b) facility security systems, owned by us or our third-party vendors or suppliers; (c) transmission control modules or other in-product technology, owned by us or our third-party vendors or suppliers; (d) the integrated software in our products; and (e) customer data and personal information that we process, or our third-party vendors or suppliers, process on our behalf. Such incidents could: materially disrupt our operational systems; result in loss of intellectual property, trade secrets or other proprietary or sensitive information; compromise certain information of customers, employees, suppliers, or others; jeopardize the security of our facilities; divert management’s attention; and affect the performance of in-product technology and the integrated software in our products.
Our vehicles contain complex information technology systems and built-in data connectivity to accept and install periodic remote updates to improve or update functionality. We utilize in-vehicle services and functionality through the Xosphere™ that utilize data connectivity to monitor performance and timely capture opportunities to enhance on-the-road performance and for safety and cost-saving preventative maintenance. The availability and effectiveness of our Xosphere™ services depend on the continued operation of information technology and communications systems. There are inherent risks associated with developing, improving, expanding and updating our current systems, such as the disruption of our data management, procurement, production execution, finance, supply chain and sales and service processes. These risks may affect our ability to manage our data and inventory, procure parts or supplies or manufacture, deploy, deliver and service our products, adequately protect our intellectual property or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations and contracts. While we have designed, implemented and tested security measures intended to prevent unauthorized access to our information technology networks, vehicles and related systems. However, unauthorized actors may attempt to gain access to modify, alter and use such networks, vehicles and systems to gain control of or to change our vehicles’ functionality, user interface and performance characteristics, or to gain access to data stored in or generated by the vehicle. A significant breach of our third-party service providers’ or vendors’ or our own network security and systems could have serious negative consequences for our business and future prospects, including possible fines, penalties and damages, reduced customer demand for our products, regulatory investigations, litigation and harm to our reputation and brand. The costs to respond to a security breach and/or to mitigate any security vulnerabilities and security incidents that may be identified could be significant, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, disruption of management’s attention, negative publicity or other harm to our business. We could be required to fundamentally change our business activities and practices in response to a security breach or related regulatory actions or litigation, which could have an adverse effect on our business.
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
We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.
Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products, or may cause us to breach our customer contracts. Our agreements with certain customers may require us to use industry-standard or reasonable measures to safeguard personal information. We also may be subject to laws that require us to use industry-standard or reasonable security measures to safeguard personal information. A security breach could lead to claims by our customers or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action or our customers could end their relationships with us. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages.
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
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation known as the Tax Cuts and Jobs Act of 2017 (“TCJA”), the Coronavirus Aid, Relief, and Economic Security Act and the Inflation Reduction Act of 2022 enacted many significant changes to the U.S. tax laws. Further guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets and could increase our future U.S. tax expense.

Effective January 1, 2022, the TCJA eliminated the option to deduct research and development expenses for tax purposes in the year incurred and requires taxpayers to capitalize and subsequently amortize such expenses over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. Unless the United States Department of the Treasury issues regulations that narrow the application of this provision to a smaller subset of our research and development expenses or the provision is deferred, modified, or repealed by Congress, it could harm our future operating results by effectively increasing our future tax obligations. The actual impact of this provision will depend on multiple factors, including the amount of research and development expenses we will incur, whether we achieve sufficient income to fully utilize such deductions and whether we conduct our research and development activities inside or outside the United States.
We are subject to evolving U.S. and foreign laws, regulations, standards, policies, and contractual obligations related to data privacy and security, and our actual or perceived failure to comply with such obligations could harm our reputation, subject us to significant fines and liability, regulatory investigations or actions, litigation; disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales, or otherwise adversely affect our business.
We are subject to a number of federal, state and local laws and regulations, as well as contractual obligations and industry standards, regarding the confidentiality, protection and appropriate use of personal information and sensitive information. Such obligations may govern our processing of such information, including that of our employees, customers and others. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices may remain uncertain for the foreseeable future. We may not be able to monitor and react to all developments in a timely manner. Such developments could impose additional notification requirements, restrict our use of governed information and hinder our ability to acquire new customers or market to existing customers.
In the United States, these frameworks include the Federal Trade Commission Act, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act (the “CCPA”), California’s Security of Connected Devices Law, and other state and federal laws relating to privacy and data security. For example, we are subject to the CCPA which applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. As we expand our operations, the CCPA may increase our compliance costs and potential liability. Moreover the California Privacy Rights Act of 2020, or (“the CPRA”) gives California residents the ability to limit the use of their sensitive information, provide for penalties for CPRA violations concerning California residents under the age of 16, and establishes a new California Privacy Protection Agency to implement and enforce the law. These laws exemplify our vulnerability to the evolving regulatory environment related to personal information. Other states, such as Virginia and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. Compliance with these or any other applicable privacy or data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to comply with such laws and regulations.
Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. In Canada, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) and various related provincial laws, as well as Canada’s Anti-Spam Legislation (“CASL”), may apply to our operations. Additionally, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal information. For example, under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal information brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. Additionally, several states and localities have enacted measures related to the use of artificial intelligence and machine learning in products and services. For example, in Europe, there is a proposed regulation related to artificial intelligence (“AI”) that, if adopted, could impose onerous obligations related to the use of AI-related systems. We may have to change our business practices to comply with such obligations.
In the ordinary course of business, we may transfer personal information from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal information to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal information to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal information from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal information to the United States.

If there is no lawful manner for us to transfer personal information from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal information necessary to operate our business. Additionally, companies that transfer personal information out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.
In addition to data privacy and security laws, we are subject to industry standards adopted by industry groups and may become subject to such obligations in the future. We have established privacy policies, marketing materials, and other documentation regarding our collection, processing, use and disclosure of personal information and/or other confidential information. Although we endeavor to comply with our established policies and other documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, contractors, service providers or vendors fail to comply with our established policies and documentation. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.
Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal information on our behalf. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely on may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar), litigation (including class-action claims), additional reporting requirements and/or oversight, bans on processing personal information, and orders to destroy or not use personal information. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers, interruptions or stoppages in our business operations (including, interruptions or stoppages of data collection needed to train our algorithms, inability to process personal information or to operate in certain jurisdictions, limited ability to develop or commercialize our products, expenditure of time and resources to defend any claim or inquiry, adverse publicity, or substantial changes to our business model or operations.
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
If we expand our operations internationally, we may face risks associated with our future international operations, including possible unfavorable regulatory, political, tax and labor conditions, which could harm our business. We anticipate having international operations which would subject us to the legal, political, regulatory and social requirements and economic conditions in any future jurisdictions. However, we have limited experience to date selling and servicing our products internationally and such expansion would require us to make significant expenditures, including the hiring of local employees and establishing facilities, in advance of generating any revenue. We are subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell and lease our products and require significant management attention. These risks include (i) conforming our products to various international regulatory requirements where our products are sold; (ii) difficulties in obtaining or complying with various licenses, approvals, certifications and other authorizations necessary to manufacture, sell, lease or service our products in any of these jurisdictions; (iii) difficulty in staffing and managing foreign operations; and (iv) difficulties attracting customers in new jurisdictions. If we fail to successfully address these risks, our future business, prospects, financial condition and operating results could be materially and adversely affected.
Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, could adversely affect our business, prospects, financial condition and operating results.
The U.S. government has previously imposed tariffs on certain foreign goods, including steel and certain vehicle parts, which have resulted in increased costs for goods imported into the United States. In response to these tariffs, a number of U.S. trading partners have imposed retaliatory tariffs on a wide range of U.S. products, which makes it more costly for us to export our products to those countries. Recent events, including new policy introductions following the 2020 U.S presidential election, may result in substantial regulatory uncertainty regarding international trade and trade policy.
United States policies have called for substantial changes to trade agreements, have increased tariffs on certain goods imported into the U.S. and have raised the possibility of imposing significant additional tariff increases. If we are unable to pass price increases on to our customer base or otherwise mitigate the costs, or if demand for our exported products decreases due to the higher cost, our operating results could be materially and adversely affected. While we cannot predict the extent to which the United States or other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon the import or export of our products in the future, a “trade war” of this nature or other governmental action related to tariffs or international trade agreements could have an adverse impact on demand for our services, sales and clients and affect the economies of the United States and various countries, having an adverse effect on our business, financial condition and results of operations.
We are subject to export and import controls and economic sanctions laws that could subject us to liability if we are not in compliance with such laws.
Our products are subject to export control, import and economic sanctions laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. Exports of our products must be made in compliance with these laws and regulations. In addition, these laws may restrict or prohibit altogether the sale or supply of certain of our products, services, and technologies to certain governments, persons, entities, countries, and territories, including those that are the target of comprehensive sanctions, unless there are license exceptions that apply or specific licenses are obtained. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers.
In addition, changes to our products, or changes in applicable export control, import, or economic sanctions laws and regulations may create delays in the introduction and sale of our products and solutions or, in some cases, prevent the export or import of our products to certain countries, governments, or persons altogether. Any change in export, import, or economic sanctions laws and regulations, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons, or technologies targeted by such laws and regulations could also result in decreased use of our products, as well as our decreased ability to export or market our products to potential customers. Any decreased use of our products or limitation on our ability to export or market our products would likely adversely affect our business, financial condition and results of operations.
We may need to defend ourselves against intellectual property infringement claims or misappropriation claims, which may be time-consuming and expensive and, if adversely determined, could limit our ability to commercialize our products.
Companies, organizations or individuals, including our competitors, may own or obtain patents, trademarks or other proprietary rights that could prevent or limit our ability to make, use, develop or deploy our products, which could make it more difficult for us to operate our business. We may receive inquiries from patent, copyright or trademark owners inquiring whether we infringe upon their proprietary rights. We may also be the subject of more formal allegations that we have misappropriated such parties’ trade secrets or other proprietary rights. Companies owning patents or other intellectual property rights relating to battery packs, electric motors, fuel cells or electronic power management systems may allege infringement or misappropriation of such rights. In response to a determination that we have infringed upon or misappropriated a third party’s intellectual property rights, we may be required to do one or more of the following:
•cease development, sales or use of our products that incorporate the asserted intellectual property;

•pay substantial damages;
•obtain a license from the owner of the asserted intellectual property right, which license may not be available on reasonable terms or available at all; or
•re-design one or more aspects or systems of our products.
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
Our patent applications for our proprietary technology, including for the X-Platform™ and X-Pack battery pack, may not issue, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.
We cannot be certain that we are the first inventor of the subject matter disclosure or to file a patent application for our proprietary technology, including for the X-Platform™ and X-Pack. If another party has filed a patent application to the same or similar subject matter as we have, we may not be entitled to the protection sought by the patent application. We also cannot be certain whether the claims included in a patent application will ultimately be allowed in the applicable issued patent. Further, the scope of protection of issued patent claims is often difficult to determine. As a result, we cannot be certain that the patent applications that we file will issue, or that our issued patents will afford protection against competitors with similar technology. In addition, our competitors may design around our issued patents, which may adversely affect our business, prospects, financial condition and operating results.
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
Risks Related to Operating as a Public Company and Ownership of Our Securities
The price of our Common Stock currently does not meet the requirements for continued listing on the Nasdaq Global Market. If we fail to maintain or regain compliance with the minimum listing requirements, our Common Stock will be subject to delisting. Our ability to publicly or privately sell equity securities and the liquidity of our Common Stock could be adversely affected if our Common Stock is delisted.
Our Common Stock is currently listed on the Nasdaq Global Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum bid price, and certain corporate governance requirements.
On December 28, 2022, we received a notice from Nasdaq that we were not in compliance with Nasdaq’s Listing Rule 5450(a)(1), because the closing bid price of our Common Stock had been below $1.00 per share for 30 consecutive business days, which is the minimum closing bid price required for continued listing on the Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1). We have a grace period of 180 days, or until June 26, 2023, to meet the minimum bid price requirement to regain compliance. To regain compliance, the closing bid price of our Common Stock must be at least $1.00 per share for a minimum of ten consecutive business days (unless the Nasdaq staff exercises its discretion to extend this ten business day period). While we may be able to qualify for additional time to attempt to regain compliance, there can be no assurance that we will qualify for additional time to regain compliance, or that we will regain compliance with or without such additional time. We intend to monitor the closing bid price of our Common Stock and may, if appropriate, consider available options to regain compliance, which could include seeking to effect a reverse stock split. If we do not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our shares of Common Stock will be subject to delisting.
In the event that our Common Stock is delisted from Nasdaq and is not eligible for quotation or listing on another market or exchange, trading of our Common Stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our Common Stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our Common Stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.
The price of our Common Stock and Warrants may be volatile.

Historically, the price of our Common Stock and Warrants has been volatile. During the year ended December 31, 2022, our stock traded as high as $3.545 per share and as low as $0.430 per share, and the price of our Warrants has ranged from $0.480 to $0.032. The price of our Common Stock, as well as the Warrants, may fluctuate due to a variety of factors, including:

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
In connection with the Business Combination, Dakota Semler and Giordano Sordoni, our co-founders, entered into lock-up agreements pursuant to which they will be contractually restricted from selling or transferring any of (i) their shares of our Common Stock held immediately following the Closing and (ii) any of their shares of our Common Stock that result from converting securities held immediately following the Closing (the “Lock-up Shares”). Such restrictions began at Closing and will end on August 19, 2023. Additionally, they are only permitted to sell their Lock-Up Shares via written trading plans in compliance with Rule 10b5-1 under the Exchange Act.
As of March 28, 2023, approximately 48% of the outstanding shares of our Common Stock were subject to lock-up agreements.
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
As of March 28, 2023, our executive officers and directors and their respective affiliates as a group beneficially owned approximately 52% of the outstanding Common Stock. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our Certificate of Incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of us or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.
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
We face various risks related to public health issues, including epidemics, pandemics and other outbreaks, such as the recent pandemic of respiratory illness caused by a novel coronavirus known as COVID-19. The impact of COVID-19, including changes in consumer and business behavior, pandemic fears, market downturns and restrictions on business and individual activities, has caused and may continue to cause volatility in the global economy. The spread of COVID-19 has also created a disruption in the manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers.

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
The extent to which the COVID-19 pandemic impacts our business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact and how quickly and to what extent normal economic and operating activities can resume. The COVID-19 pandemic could limit the ability of our customers, suppliers, vendors and business partners to perform, including third-party suppliers’ ability to provide components and materials used in our products. We may also experience an increase in the cost of raw materials used in our manufacture of our products. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact on our business as a result of COVID-19’s global economic impact, including any recession that has occurred or may occur in the future.
Specifically, difficult macroeconomic conditions, such as decreases in spending by businesses as a result of the COVID-19 pandemic, could have a material adverse effect on the demand for electric vehicles. Under difficult economic conditions, potential customers may seek to reduce spending by foregoing electric vehicles for other options and cancel agreements for our products. Decreased demand for electric vehicles, particularly in the United States, could negatively affect our business.
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
Labor discord or disruption, geopolitical events, social unrest, war, military conflict, including repercussions of the recent military conflict between Russia and Ukraine, terrorism, political instability, acts of public violence, boycotts, hostilities and social unrest and other health pandemics, such as COVID-19, that lead to avoidance of public places or cause people to stay at home could harm our business. Additionally, natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could harm our business. In particular, the COVID-19 pandemic, including the reactions of governments, markets, and the general public, has resulted and may further result in a number of adverse consequences for our business, operations, and results of operations, many of which are beyond our control. In the event of a major earthquake, hurricane or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, breaches of data security, and loss of critical data, all of which would harm our business, results of operations, and financial condition. In addition, the insurance we maintain would likely not be adequate to cover our losses resulting from disasters or other business interruptions.
We have been and may continue to be impacted by macroeconomic conditions, rising inflation rates, uncertain credit and global financial market, including the recent and potential bank failures, supply chain disruption and geopolitical events, such as the war between Russia and Ukraine.
In recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. Economic uncertainty and associated macroeconomic conditions, including high volatility and uncertainty in the capital markets including as a result of inflation and interest rate spikes and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, supply chain disruption and geopolitical events, such as the war between Russia and Ukraine, make it difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our products and services like Fleet-as-a-Service, Xos Energy Services™, and Xosphere™. Furthermore, during uncertain economic times our customers may face issues gaining timely access to sufficient funding, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our results could be negatively impacted. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. In addition, there is a risk that our current or future suppliers, service providers, manufacturers or other partners may not survive such difficult economic times, which would directly affect our ability to attain our operating goals on schedule and on budget.

A significant downturn in economic activity, or general spending on transit or commercial vehicle electrification technologies, may cause our current or potential customers to react by reducing their capital and operating expenditures in general or by specifically reducing their spending on electric commercial vehicles and related technologies. In addition, our customers may delay or cancel projects to upgrade or replace existing vehicles in their fleets, or other projects to electrify commercial vehicle fleets, with our products or seek to lower their costs by renegotiating contracts. Moreover, competitors may respond to challenging market conditions by lowering prices and attempting to lure away our customers.
Given the global nature of our supply chain and customer base, global political, economic, and other conditions, including geopolitical risks such as the current conflict between Russia and Ukraine and related sanctions, may adversely affect our business and results of operations in ways we cannot foresee at the outset or at this point. War and economic dislocations may spur recessions, economic downturns, slowing economic growth and social and political instability; commodity shortages, supply chain risks and price increases; instability in U.S. and global capital and credit markets which could impact us, our suppliers and customers; and currency exchange rate fluctuations among other impacts that adversely affect our business or results of operations.
We cannot predict the timing, strength, or duration of any economic slowdown or any subsequent recovery generally, or in any industry. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, and operating results could be adversely affected.
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
Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our Common Stock.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

•authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights, and preferences determined by our board of directors;

•require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;

•specify that special meetings of our stockholders can be called only by our board of directors, the chairperson of our board of directors, or our chief executive officer;

•establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;

•establish that our board of directors is divided into three classes, with each class serving three-year staggered terms;
•prohibit cumulative voting in the election of directors;

•provide that our directors may be removed for cause only upon the vote of the holders of at least a majority of the voting power of the then-outstanding shares of capital stock;

•provide that vacancies on our board of directors may be filled only by the affirmative vote of a majority of directors then in office, even though less than a quorum; and

•require the approval of our board of directors or the holders of at least 66 2/3% of the voting power of all of the then-outstanding shares of capital stock to amend our bylaws and certain provisions of our certificate of incorporation.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally, subject to certain exceptions, prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of Common Stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that holders of Common Stock would receive a premium for their shares of Common Stock in an acquisition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located at 3550 Tyburn Street, Los Angeles, California, an 85,142 square foot facility where we design, engineer and develop our products. The lease for this property will expire in 2027. Additionally, we lease three properties in Byrdstown, Tennessee, subject to leases that expire in 2026 and 2027, where we store raw materials and manufacture and assemble our products.

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

Holders of Common Stock and Warrants

As of March 23, 2023, there were 61 holders of record of our Common Stock and 18,833,298 Public Warrants outstanding held by 21 holders of record. Each Public Warrant entitles the registered holder to purchase one share of our Common Stock at a price of $11.50 per share, subject to certain adjustments. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have never declared or paid any cash dividends on our Common Stock or any other securities. We anticipate that we will retain all available funds and any future earnings, if any, for use in the operation of our business and do not anticipate paying cash dividends in the foreseeable future. In addition, debt instruments may materially restrict our ability to pay dividends on our Common Stock. Payment of future cash dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of then-existing debt instruments and other factors our Board of Directors deems relevant.

Recent Sales of Unregistered Securities

On August 9, 2022, we entered into a securities purchase agreement with YA II PN, Ltd. (“Yorkville”), under which we agreed to sell and issue to Yorkville up to $35.0 million in principal amount of convertible debentures, convertible into shares of our Common Stock, subject to certain conditions and limitations (the “Convertible Debentures”). On August 11, 2022 and September 21, 2022, we issued Convertible Debentures to Yorkville in the aggregate principal amount of $35.0 million, for cash proceeds of $34.3 million.

During the three months ended September 30, 2022, Yorkville converted $0.2 million of unpaid principal and $14,794 of interest into 201,671 shares of our Common Stock.

During the three months ended December 31, 2022, Yorkville converted $1.8 million of unpaid principal and $107,137 of interest into 1,876,661 shares of our Common Stock.

On November 16, 2022, we issued 21,000 restricted shares of our Common Stock to FON Consulting, LLC pursuant to the terms of a prior services agreement by and between the Company and FORCE Family Office, Inc. (“FORCE”) (the “Services Agreement”). Pursuant to the Services Agreement, FORCE provided consulting services to increase brand awareness for the Company and held information events. In addition to cash compensation for FORCE’s services, 21,000 shares of our Common Stock were issued to FORCE and vested pursuant to performance metrics set forth in the Services Agreement.

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

Overview

We are a leading fleet electrification solutions provider committed to the decarbonization of commercial transportation. We design and manufacture Class 5-8 battery-electric commercial vehicles that travel on last-mile, back-to-base routes of up to 200 miles per day. We also offer charging infrastructure products and services to support electric vehicle fleets. Our proprietary fleet management software integrates vehicle operation and vehicle charging to provide commercial fleet operators a more seamless and cost-efficient vehicle ownership experience than traditional internal combustion engine counterparts.

We currently manufacture a Class 5-6 MD X-Platform with multiple body options to address different customer use cases, including parcel delivery, linen, food & beverage, and armored cash transport. In May 2022 we launched our Class 7-8 HD X-Platform. We plan to continue to develop the HD X-Platforms for future customer use in regional haul fleets with body configurations to include box trucks, refrigerated units, and flatbeds.

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

Through our Powered by Xos™ business we also provide mix-use powertrain solutions for off-highway, industrial and other commercial equipment such as forklifts. Our powertrain offerings encompass a broad range of solutions, including high-voltage batteries, power distribution and management componentry, battery management systems, system controls, inverters, electric traction motors and auxiliary drive systems.

Xos Energy Solutions™ is our comprehensive charging infrastructure through which we offer charging equipment, mobile energy storage, and turnkey infrastructure services to help traditional fleets accelerate electric fleet transition by maximizing incentive capture and reducing implementation lead times and costs. Xos Energy Solutions™ provides customers with full service project management, electric vehicle chargers and charging equipment, and solutions for charging infrastructure installation. This service is available to customers whether they use Xos trucks, competitor trucks, or a mixed fleet.

We have also developed a fleet management platform called Xosphere™ that interconnects vehicle, maintenance, charging, and service data. The Xosphere™ is aimed at minimizing electric fleet TCO through fleet management integration. This comprehensive suite of tools allows fleet operators to monitor vehicle and charging performance in real-time with in-depth telematics; reduce charging cost; optimize energy usage; and manage maintenance and support with a single software tool.
Our Fleet-as-a-Service offering facilitates the transition from traditional internal combustion engine (“ICE”) vehicles to battery-electric vehicles and provides fleet operators with a comprehensive set of solutions and products by which to transition and operate an electric fleet. Our Fleet-as-a-Service offering includes, but is not limited to (i) charging solutions via Xos Energy Services™; (ii) vehicle telematics and over-the-air (OTA) updates via Xosphere™; (iii) service; (iv) risk mitigation products; and (v) and financing through our partners. Fleet-as-a-Service integrates services into a bundled service package to reduce cost and improve efficiency in fleet electrification. Fleet-as-a-Service is intended to increase the lifetime revenue of each vehicle sold by Xos. We plan to continue to expand on this offering through both in-house developments and offerings through industry-leading partners. In addition to a competitive vehicle purchase price, our technology can also drive savings throughout ownership through increased vehicle uptime, greater payload capacity and reduced service expense. Ninety percent of vehicles in our targeted segments operate on routes under 200 miles per shift (referred to as “last-mile” routes). Vehicles that fulfill these predictable last-mile routes generally return to base hubs on a daily basis. Such vehicles are ideal candidates for electrification as operators are able to connect them to dedicated charging infrastructure at return-to-base hubs. Our modular and cost-effective vehicles have been on the road and in customers’ hands since 2018, further validating the durability of satisfaction with our vehicles.

During the year ended December 31, 2022, we sold 257 vehicles and 18 powertrains, respectively. Since inception and up to December 31, 2022, we have delivered 346 vehicles and powertrains combined. Actual sales performance during the current year is down relative to anticipated deliveries due to delays in our battery production activities, which has resulted in manufacturing backlog in our vehicle assembly line.

We have taken a conservative approach to capital investment with our Flex manufacturing strategy, which leverages our strategic partners’ existing facilities and labor to assemble our products. This strategy will enable us to scale our operations in a capital efficient manner and in lockstep with market demand. Our current flex facility is located in Byrdstown, Tennessee and utilizes the facilities of Fitzgerald Manufacturing Partners, LLC, the largest manufacturer of glider kits in the United States. The flex facility is designed to manufacture an estimated 5,000 vehicles per year once fully tooled.

For the year-ended December 31, 2022, we have generated $34.1 million in revenue (or 94% of revenue) from vehicle and powertrain sales, $0.6 million (or 2% of revenue) from Fleet-as-a-Service revenue, and $1.7 million (or 4% of revenue) from ancillary revenue. For the year ended December 31, 2021, we have generated $4.9 million in revenue (or 97% of revenue) from vehicle and powertrain sales and $0.1 million (or 3% of revenue) from ancillary revenue.

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

We expect both our capital and operating expenditures will continue to increase significantly in connection with our ongoing activities, as we:

•continue to invest in research and development and further develop and commercialize our core proprietary technologies including our X-Platform chassis platform, X-Pack battery system, and Xos Energy Solutions™, and offering including Fleet-as-a-Service and Xosphere™;

•increase our investment in marketing and advertising, sales and distribution infrastructure to accelerate the growth in sales of our products and services;

•continue to invest in servicing our growing portfolio of vehicles on the road including account management, maintenance and service technicians and Xosphere™;

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

Successful Commercialization of our Products and Services

We expect to derive future revenue from sales of our products and Fleet-as-a-Service offering. As many of these products and services are in development, we will require substantial additional capital to continue developing our products and services to bring them to full commercialization as well as fund our operations for the foreseeable future. Until we can generate sufficient revenue from product sales, we expect to finance our operations through commercialization and production with proceeds from the Business Combination and through the sale of equity, debt financings or other capital sources. The amount and timing of our future funding requirements, if any, will depend on many factors, including the pace and results of our commercialization efforts.

Customer Demand

We have sold a limited number of our vehicles to our existing customers, have agreements with future customers and have received interest from other potential customers. The sales of our vehicles and services to our existing and future customers will be an important indicator of our performance. Our operational focus is to achieve positive gross margins at a unit level by mid-2023, which includes strategic price increases, optimization of operations, direct material cost reduction and continued scale of deliveries.

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

Tightness in supply availability could lead to previously unforeseen cost and delivery pressures on certain material and logistical costs in 2023. As the Company accelerates execution of its strategic plans, we will endeavor to be strategic in our cost action plans, including working with various vendors and service providers to provide us cost-effective arrangements.

Impact of COVID-19

As the COVID-19 pandemic continues to evolve, the ultimate extent of the impact on our businesses, operating results, cash flows, liquidity and financial condition will be primarily driven by the severity and duration of the pandemic as well as the pandemic’s impact on the U.S. and global economies. During the year ended December 31, 2022, despite the continued COVID-19 pandemic, we continued to operate our business at full capacity, including all of our manufacturing and research and development operations, with the adoption of enhanced health and safety practices. Although we have made our best estimates based upon current information, actual results could materially differ from the estimates and assumptions developed by management. Accordingly, it is reasonably possible that the estimates made in the financial statements have been, or will be, impacted in the near term as a result of these conditions.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Xos and its wholly owned subsidiaries, Xos Fleet, Inc., and Xos Services, Inc. (f/k/a Rivordak, Inc.). All significant intercompany accounts and transactions have been eliminated in consolidation. All long-lived assets are maintained in, and all losses are attributable to, the United States.

Currently, we conduct business through one operating segment. We are an early-stage growth company with minimal commercial operations and our activities to date have been conducted exclusively within North America. For more information about our basis of operations, refer to Note 1 — Description of Business in the accompanying consolidated financial statements for more information.
Components of Results of Operations

Revenues

To date, we have primarily generated revenues from the sale of electric step van, stripped chassis vehicles and battery systems. Our stripped chassis is our vehicle offering that consists of our X-Platform electric vehicle base and X-Pack battery systems, which customers can upfit with their preferred vehicle body. As we continue to expand our commercialization, we expect our revenue to come from these products and other vehicle offerings including chassis cabs, which will feature our chassis and powertrain with the inclusion of a proprietary designed cab, and tractors, a shortened version of the chassis cab designed to haul trailers (also known as “day cabs”), that travel in last-mile use cases. In addition, we also offer service offerings, such as Fleet-as-a-Service, which is a full suite of service offerings that includes Xos Energy Solutions™, our energy solutions offering and Xosphere™, our fleet management platform.

Revenue consists of product sales, inclusive of shipping and handling charges, net of estimates for customer allowances and Fleet-As-A-Service product offerings. Revenue is measured as the amount of consideration we expect to receive in exchange for delivering products. All revenue is recognized when we satisfy the performance obligations under the contract. We recognize revenue by delivering the promised products to the customer, with the revenue recognized at the point in time the customer takes control of the products. For shipping and handling charges, revenue is recognized at the time the products are delivered to or picked up by the customer. The majority of our current contracts have a single performance obligation, which is met at the point in time that the product is delivered, and title passes, to the customer, and are short term in nature.

Cost of Goods Sold

Cost of goods sold includes materials and other direct costs related to production of our vehicles, including components and parts, batteries, direct labor costs and manufacturing overhead, among others. Cost of goods sold also includes material and other direct costs related to the production and assembly of powertrains and battery packs as well as materials and other costs incurred related to charging infrastructure installation. Materials include inventory purchased from suppliers, as well as assembly components that are assembled by company personnel, including allocation of stock-based compensation expense. Direct labor costs relate to the wages of those individuals responsible for the assembly of vehicles delivered to customers. Cost of goods sold also includes depreciation expense on property and equipment related to cost of goods sold activities, calculated over the estimated useful life of the property and equipment on a straight-line basis. Upon property and equipment retirement or disposal, the cost of the asset disposed, and the related accumulated depreciation from the accounts and any gain or loss is reflected in the consolidated statements of operations and comprehensive income (loss), allocated to cost of goods sold.

Cost of goods sold also includes reserves to write down the carrying value of our inventory to their net realizable value and to provide for any excess or obsolescence.

We are continuing to undertake efforts to find more cost-effective vendors and sources of parts and raw materials to lower our overall cost of production. Direct labor and overhead costs relate primarily to expenses incurred through our third-party manufacturing partners. We expect these expenses to increase in future periods as production volume increases to meet expected growth in customer demand.

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

We expect that our G&A will start to decrease for the foreseeable future primarily due lower headcount driven by our reduction in workforce.

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

•fees paid to third parties such as consultants and contractors for engineering and computer-aided design work on vehicle designs and other third-party services; and,

•payroll expense for employees primarily engaged in R&D activities, including allocation of stock-based compensation expense.

We expect our research and development costs to decrease for the foreseeable future primarily due lower headcount driven by our reduction in workforce.

Sales and Marketing Expenses

Sales and marketing (“S&M”) expenses consist primarily of expenses related to our marketing of vehicles and brand initiatives, which includes:

•travel expenses of our sales force who are primarily responsible for introducing our platform and offerings to potential customers;

•web design, marketing and promotional items, and consultants who assist in the marketing of the Company;

•payroll expense for employees primarily engaged in S&M activities, including allocation of stock-based compensation expense; and

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

We expect these expenses to decrease for the foreseeable future primarily due lower headcount driven by our reduction in workforce.

Other Income (Expense), Net

Other income (expense), net primarily includes interest income from our investments in marketable debt securities, available-for-sale, interest paid on our equipment leases and interest expense related to our financing obligations, including the amortization for debt discount and issuance costs.

Change in Fair Value of Derivatives

Change in fair value of derivative instruments relates to Common Stock warrant liability assumed as part of the Business Combination and the conversion feature on the convertible notes issued in prior years and derivative features of the Convertible Debentures issued on August 11, 2022 and September 21, 2022. Changes in the fair value relate to remeasurement of our public and private placement warrants to fair value as of any respective exercise date and as of each subsequent balance sheet date and mark-to-market adjustments for derivative liabilities each measurement period.

Change in Fair Value of Contingent Earn-out Shares Liability

The contingent earn-out shares liability was established as part of the Business Combination. Changes in the fair value relate to remeasurement to fair value as of each subsequent balance sheet date.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table sets forth our historical operating results for the periods indicated (dollars in thousands):

	Years Ended December 31,
	2022	2021	$ Change	% Change
Revenues	$36,376	$5,048	$31,328	nm(1)
Cost of goods sold	66,405	7,410	58,995	nm(1)
Gross loss	(30,029)	(2,362)	(27,667)	nm(1)

Operating expenses
General and administrative	41,093	27,197	13,896	51%
Research and development	30,679	20,077	10,602	53%
Sales and marketing	9,547	3,519	6,028	171%
Total operating expenses	81,319	50,793	30,526	60%
Loss from operations	(111,348)	(53,155)	(58,193)	109%

Other (expense) income, net	(4,835)	38	(4,873)	nm(1)
Change in fair value of derivative instruments	14,184	18,498	(4,314)	(23)%
Change in fair value of earn-out shares liability	28,682	72,505	(43,823)	(60)%
Write off of subscription receivable	—	(379)	379	(100)%
Realized loss on debt extinguishment	—	(14,104)	14,104	(100)%
Income (loss) before provision for income taxes	(73,317)	23,403	(96,720)	nm(1)
Provision for income taxes	8	2	6	300%
Net income (loss)	$(73,325)	$23,401	$(96,726)	nm(1)

____________
(1) Percentage changes greater than or equal to 400% are not meaningful and noted as nm in the table above.

Revenues

Our total revenue increased by $31.3 million, from $5.0 million in the year ended December 31, 2021 to $36.4 million in the year ended December 31, 2022. The increase in revenues for the year ended December 31, 2022, was primarily driven by increased deliveries of our stepvans. During the year ended December 31, 2022, we delivered 275 units, (257 stepvans and 18 powertrains), compared to 44 units (22 stepvans and 22 powertrains) in the year ended December 31, 2021. Revenue for the years ended December 31, 2022 and 2021 consisted of the following (dollars in thousands):

	Years Ended December 31,
	2022	2021	$ Change	% Change
Product and service revenue
Stepvans & vehicle incentives	$31,829	$2,735	$29,094	nm(1)
Powertrains	2,226	2,152	74	3%
Fleet-as-a-Service	606	—	606	100%
Total product and service revenue	34,661	4,887	29,774	nm(1)
Ancillary revenue	1,715	161	1,554	nm(1)
Total revenues	$36,376	$5,048	$31,328	nm(1)

Cost of Goods Sold

Cost of goods sold increased by $59.0 million, from $7.4 million in year ended December 31, 2021 to $66.4 million in the year ended December 31, 2022. The increase in cost of goods sold is directly attributable to the increase in our revenues as well as increases of (i) $5.7 million in the inventory reserves and associated write-downs, (ii) $7.9 million of unfavorable physical inventory count and other adjustments and (iii) $45.4 million in direct materials, direct labor, and manufacturing overhead.

The increase in direct labor costs is primarily attributable to increased deliveries during the year ended December 31, 2022. The increase in direct material costs is due to increased purchases of raw materials for the production of stepvans and powertrain kits. A significant portion of the overhead costs incurred include indirect salaries, facility rent, utilities, freight and depreciation of production equipment, which are primarily fixed in nature and allocated based on production levels. Accordingly, these costs are still incurred when we experience a reduction in production volume. We plan to continue to increase production activities, expecting fixed and semi-fixed overhead costs to be absorbed through the production of our batteries and chassis.

General and Administrative

General and administrative expense increased by $13.9 million, or 51%, from $27.2 million in the year ended December 31, 2021 to $41.1 million in the year ended December 31, 2022, attributable to changes of (i) $6.5 million in headcount and personnel cost for supply chain, sales, legal, accounting, information technology and general and administrative functions necessary to support our business growth, (ii) $3.6 million in insurance costs driven by an overall coverage increase and full year impact of amortization expense for D&O insurance, (iii) $2.1 million in consulting and professional services expenses related to the implementation of our new ERP system and financial processes as well as legal, accounting and auditing fees, (iv) $0.4 million in investment for equipment and technology driven by an increase in our headcount and increased usage of SaaS as part of our business operations and (v) $1.3 million in other operating expenses including depreciation, travel and recruiting.

Research and Development

Research and development expenses increased by $10.6 million, or 53%, from $20.1 million in the year ended December 31, 2021 to $30.7 million in the year ended December 31, 2022. The growth was primarily due to changes of (i) $10.0 million in allocation of personnel costs driven by higher headcount in engineering, including the allocation of stock-based compensation expense and (ii) $0.6 million attributable in net other costs, driven by increases in consulting fees and purchases of material and software used solely for research and development purposes, offset by reductions in costs incurred for purchases of equipment and research and development related freight costs.

Sales and Marketing

Sales and marketing expense increased by $6.0 million, or 171%, from $3.5 million in the year ended December 31, 2021 to $9.5 million in the year ended December 31, 2022. The growth was primarily due to increases of (i) $5.2 million in allocation of personnel costs driven by higher headcount, including the allocation of stock-based compensation expense and (ii) $0.8 million related to public relations costs, participation in tradeshows and general marketing efforts to enhance brand recognition.

Other (Expense) Income, Net

Other income (expense), net increased by $(4.9) million to $(4.8) million net other expense in the year ended December 31, 2022. The increase in other expense is driven by an increase in interest expense of $4.6 million primarily related to the Convertible notes and Convertible Debentures, including amortization of related discounts and issuance costs and various equipment leases, accretion/amortization expense related to on our investments in marketable debt securities, available-for-sale of $0.8 million, and impairment on assets held for sale of $0.7 million. The increase in other income is driven by $1.2 million related to interest income earned on our investments in marketable debt securities, available-for-sale.

Change in Fair Value of Derivatives
The gain on the change in fair value of derivative instruments decreased by $4.3 million, from $18.5 million in the year ended December 31, 2021 to $14.2 million in the year ended December 31, 2022. The change in fair value for the year ended December 31, 2022 is primarily attributable to the change in our stock price and the resulting valuation at the respective reporting period related to the private placement and public warrants of $6.8 million and derivative liabilities related to the Convertible Debentures of $7.4 million. The change in fair value in the prior year related to (i) Legacy Xos convertible notes which were extinguished during the first quarter of 2021, resulting in the release of the derivative liability of $6.4 million, (ii) change in fair value of $10.4 million related to the private placement and public warrants and (iii) change in fair value and release of Legacy Xos Preferred Stock Warrant of $1.7 million.

Change in Fair Value of Contingent Earn-out Shares Liability

The gain on the change in fair value of contingent earn-out shares liability decreased by $43.8 million from $72.5 million in the year ended December 31, 2021, to $28.7 million in the year ended December 31, 2022. The change in fair value for the year ended December 31, 2022 is primarily attributable to the change in our stock price and the resulting valuation at the respective reporting period.

Write-off of Subscription Receivable

In 2020, we had a promissory note receivable in the amount of $0.4 million due from our COO, Giordano Sordoni. The note was utilized to exercise options provided to him by the Company. The principal balance of the note and the associated accrued interest was subsequently forgiven during the year ended December 31, 2021. No similar transaction occurred during the year ended December 31, 2022.

Realized Loss on Debt Extinguishment

This represents the loss on the conversion of convertible debt into preferred shares during the year ended December 31, 2021. No similar transaction occurred during the year ended December 31, 2022.

Provision for income taxes

The Company recorded income tax expense of $8,000 and $2,000 during the years ended December 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

General

As an early stage growth company, the net losses and cash outflows we have incurred since inception are consistent with our strategy and budget. We will continue to incur net losses and cash outflows in accordance with our operating plan as we continue to expand our research and development activities with respect to our vehicles and battery systems, scale our operations to meet anticipated demand and establish our Fleet-as-a-Service offering. As a result, we strive to maintain robust access to capital in order to fund and scale our operations. We may raise additional capital through a combination of debt financing, other non-dilutive financing and/or equity financing, including through asset-based lending and/or receivable financing. Our ability to access capital when needed is not assured and, if capital is not available to us when and in the amounts needed, we could be required to delay, scale back or abandon some or all of our development programs and other operations, which could materially harm our business, prospects, financial condition and operating results. Global economic conditions have been worsening, with disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the effects of COVID-19, recessions, rising inflation rates, including the recent and potential bank failures, supply chain disruption, fuel prices, international currency fluctuations, and geopolitical events such as local and national elections, corruption, political instability and acts of war or military conflict including repercussions of the war between Russia and Ukraine, or terrorism. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our commercialization, research and development programs and/or other efforts.

In August 2021, we consummated the Business Combination, which resulted in net cash proceeds of approximately $216.7 million. In December 2020, we had the initial closing of our Series A Financing, and in the first quarter of 2021, we completed the Series A Financing, including the conversion of all our convertible notes into shares of Legacy Xos preferred stock. As of December 31, 2022, our principal sources of liquidity were our cash and cash equivalents (excluding restricted cash) and investments in marketable debt securities, available-for-sale aggregating $86.3 million. Our short-term uses of cash are for working capital and to pay interest on our debt and our long-term uses of cash are for working capital and to pay the principal of our indebtedness.

We believe that our existing cash resources are sufficient to support planned operations for the next 12 months, and we have a growing base of assets against which we expect to be able to borrow in the future. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and advances under the SEPA. In addition, we may seek to raise additional capital through debt financing through asset-based lending and/or receivable financing or through the sale of equity or debt securities.

Standby Equity Purchase Agreement

On March 23, 2022, we entered into a Standby Equity Purchase Agreement (the "SEPA") with Yorkville, whereby we have the right, but not the obligation, to sell to Yorkville up to $125.0 million of its shares of Common Stock at our request during the 36 months following the execution of the SEPA, subject to certain conditions. As of December 31, 2022, a remaining commitment of $120.7 million was available under the SEPA, provided that, pursuant to the issuance of convertible debentures to Yorkville described below, we may not effect any advance under the SEPA without the prior mutual consent of Yorkville and the Company until the earliest of the date (i) all such convertible debentures have been repaid or converted into Common Stock or (ii) Yorkville no longer has any right or ability to convert any portion of the convertible debentures into Common Stock. In connection with the foregoing, the term set forth in the SEPA will be extended for a corresponding number of days. We used the net proceeds received from sales of Common Stock pursuant to the SEPA for working capital and general corporate purposes and expect similar use of proceeds going forward.

Convertible Debt

Further, on August 11, 2022 and September 21, 2022, we issued convertible debentures (the “Convertible Debentures”) to Yorkville in the aggregate principal amount of $35.0 million, with a maturity date of November 11, 2023, which may be extended to February 11, 2024. Also on August 11, 2022, we issued a convertible promissory note (as subsequently amended and restated, the “Convertible Note”) to Aljomaih Automotive Co. (“Aljomaih”) with a principal amount of $20.0 million and a maturity date of August 11, 2025. As of December 31, 2022, aggregate principal amounts of $33.0 million and $20.0 million were outstanding on the Convertible Debentures and the Convertible Note, respectively. We have used the net proceeds from the Convertible Debentures and the Convertible Note for operational liquidity, working capital and general and administrative expenses and expect similar use of proceeds going forward.

Pursuant to the Convertible Debentures, as a result of the daily volume-weighted average price of the common stock of the Company (the “daily VWAP”) being less than the Floor Price for five consecutive trading days, we were required to make, and made, Prepayments to Yorkville in the amount of $3.7 million on January 3, 2023 and $3.2 million on January 10, 2023. Additionally, on March 21, 2023, we received notice that a Prepayment in the amount of $3.5 million was due on March 31, 2023, as a result of the daily VWAP being less than the Floor Price for five consecutive trading days. The Floor Price was $0.59 as of the date of this Report. See Note 8 — Convertible Notes and Note 20 — Subsequent Events in the accompanying consolidated financial statements for more information regarding the Convertible Debentures and Convertible Notes.

Exchange Cap Limitations

In compliance with Nasdaq rules and regulations, each of the SEPA, the Convertible Debentures and the Convertible Note are subject to certain limitations on the number of shares of Common Stock that may be issued thereunder prior to receiving stockholder approval for the issuance of additional shares of Common Stock in excess of Nasdaq limits. As of the date of this Report, such limitations prevent us from fully utilizing the remaining commitment under the SEPA or accommodating the full conversion of the remaining outstanding principal amount of the Convertible Debentures. However, on March 30, 2023, our Board of Directors approved a recommendation to seek stockholder approval at the 2023 Annual Meeting of Stockholders for the issuance of shares of Common Stock under the SEPA, the Convertible Debentures and the Convertible Note exceeding the applicable Nasdaq thresholds. As of March 28, 2023, our executive officers and directors and their respective affiliates as a group beneficially owned approximately 52% of the outstanding Common Stock, and as a result, we believe that we will obtain such approval.

Cash Flows Summary

The following table provides a summary of cash flow data for the years ended December 31, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2022	2021
Net cash used in operating activities	$(127,960)	$(88,895)
Net cash provided by (used in) investing activities	82,710	(155,143)
Net cash provided by financing activities	64,749	252,855
Net increase in cash, cash equivalents and restricted cash	$19,499	$8,817

Cash Flows from Operating Activities

Our cash flows from operating activities are significantly affected by the growth of our business primarily related to research and development and selling, general, and administrative activities. Our operating cash flows are also affected by our working capital needs to support growth in inventory and fluctuations in accounts payable and other current assets and liabilities.

Net cash used in operating activities was $128.0 million for the year ended December 31, 2022, primarily consisting of a cash-basis net loss of $96.3 million from normal operations of the Company (after non-cash adjustments of $22.9 million), and $31.7 million in working capital movements, primarily relating to inventory cost build-up as production continues to ramp up.

Net cash used in operating activities was $88.9 million for the year ended December 31, 2021, primarily consisting of a cash-basis net loss of $49.4 million from normal operations of the Company (after non-cash adjustments of $72.8 million), and $39.5 million in working capital movements, primarily relating to inventory cost build-up and increase in prepayments as production ramps up.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to capital expenditures to support our growth, as well as the sale and maturity of marketable securities, available for sale.

Net cash provided by investing activities was $82.7 million for the year ended December 31, 2022, primarily consisting of property and equipment additions of $14.1 million, offset by net sales of investments in marketable debt securities, available-for-sale of $96.8 million.

Net cash used in investing activities was $155.1 million for the year ended December 31, 2021, primarily consisting of property and equipment additions of $4.9 million and net purchase of investments in marketable debt securities, available-for-sale of $150.2 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $64.7 million for the year ended December 31, 2022, primarily consisting of the $54.3 million proceeds from the issuance of the Convertible Debt offset by $(0.4) million of related debt issuance costs, $6.3 million proceeds from equipment financing transactions, $2.0 million proceeds from net short-term insurance financing note activity and $4.3 million proceeds from issuance of Common Stock under the SEPA. These increases were partially offset by $0.4 million of taxes paid related to net share settlement of stock-based awards and $1.4 million of payments on equipment leases.

Net cash provided by financing activities was $252.9 million for the year ended December 31, 2021, primarily consisting of the $216.7 million proceeds from the consummation of the Business Combination (including proceeds from NextGen trust account and PIPE investment less transaction costs and redemptions), $31.8 million proceeds from additional Series A financing in January and February 2021, $2.4 million collection of the outstanding subscription receivable and $$2.7 million proceeds from the exercise of Legacy Xos Preferred Stock Warrant. These increases were partially offset by $0.3 million of taxes paid related to net share settlement of stock-based awards and $0.4 million of principal payments on equipment leases.

Contractual Obligations and Commitments

We did not have any material contractual obligations or other commitments as of December 31, 2022, other than what is disclosed in Note 15 - Commitments and Contingencies and Note 6 - Leases in this Form 10-K.

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

Revenue Recognition

We generate revenue from the sale of our commercial electric vehicles, powertrains and battery packs, and goods and services related to charging infrastructure. ASC 606, Revenue from Contracts with Customers, requires us to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We determine revenue recognition by applying the following steps:

1. Identifying the contract with a customer;
2. Identifying the performance obligations in the contract;
3. Determining the transaction price;
4. Allocating the transaction price to the performance obligations; and
5. Recognizing revenue as the performance obligations are satisfied.

We recognize revenue consisting of product and vehicle parts sales, inclusive of shipping and handling charges, net of estimates for customer returns. Revenue contracts are identified when an enforceable agreement has been made with a customer. Performance obligations are identified in the contract for each distinct products provided within the contract. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products. All revenue is recognized when we satisfy our performance obligations under the contract. Any deposits from customers represent contract liabilities. We recognize revenue by transferring the promised products to the customer, with the revenue recognized at the point in time the customer takes control of the products as agreed in the contracts, normally when delivered to the carrier. We recognize revenue for shipping and handling charges at the time control is transferred for the related product. Costs for shipping and handling activities that occur after control of the product transfers to the customer are recognized at the time of sale and presented in cost of goods sold. The majority of our contracts have a single performance obligation, which is met at the point in time that the product is delivered to the carrier, and title passes to the customer, and are short term in nature. Sales tax collected from customers is not considered revenue and is accrued until remitted to the taxing authorities.

See Note 2 – Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements and Note 3 – Revenue Recognition for additional information.

Inventories

Our inventory, which includes raw materials, work in-process, and finished goods, is carried at the lower of cost or net realizable value. Inventory is valued using average costing, as that method accurately reflects the frequency of our inventory purchases. In the case of manufactured inventories and work in progress, cost includes an appropriate share of production overheads based on operating capacity.

At the end of each reporting period, we evaluate whether our inventories are damaged, obsolete, or have material changes in price or other causes, and if so, a loss is recognized in the period in which it occurs. Inventory write-downs are also based on reviews for any excess or obsolescence. We reserve for any excess or obsolete inventories when it is believed that the net realizable value of inventories is less than the carrying value.

We also review our inventory to determine whether its carrying value exceeds the net realizable amount (“NRV”) upon the ultimate sale of the inventory. NRV is the estimated selling price of inventory in the ordinary course of business, less estimated costs of completion, disposal, and transportation. At the end of each reporting period, we determine the estimated selling price of our inventory based on market conditions. Once inventory is written-down, a new, lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

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

In assessing the realizability of deferred income tax assets, ASC 740 requires a more likely than not standard be met. If we determine that it is more likely than not that deferred income tax assets will not be realized, a valuation allowance must be established. We record a valuation allowance, when necessary, to reduce deferred tax assets to the amount expected to be realized. Estimates of the realizability of deferred tax assets, as well as our assessment of whether an established valuation allowance should be reversed, are based on projected future taxable income, the expected timing of the reversal of deferred tax liabilities, and tax planning strategies. When evaluating whether projected future taxable income will support the realization of deferred tax assets, we consider both its historical financial performance and general economic conditions. In addition, we consider the time frame over which it would take to utilize the deferred tax assets prior to their expiration.

We utilize a two-step approach to recognizing and measuring uncertain income tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained upon examination by the Internal Revenue Service (IRS) or other taxing authorities, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and may not accurately forecast actual outcomes. See Note 17 – Income Taxes for additional information.

Warranty Liability

We provide customers with a product warranty that assures that the products meet standard specifications and are free for periods typically between 2 to 5 years. We accrue a warranty reserve for the products sold, which includes our best estimate of the projected costs to repair or replace items under warranties and recalls if identified. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain given our relatively short history of sales, and changes to our historical or projected warranty experience may cause material changes to the warranty reserve in the future. Claims incurred under our standard product warranty programs are recorded based on open claims. See Note 2 – Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements for additional information.

Investments in Marketable Debt Securities, Available-for-Sale

We maintain a portfolio of investments in a variety of fixed and variable rate debt securities, including U.S. treasuries, corporate debt, asset-backed securities and other, non-U.S. government and supranational bonds and certificate of deposit. We consider our investments in marketable debt securities to be available-for-sale, and accordingly, are recorded at their fair values. We determine the appropriate classification of investments in marketable debt securities at the time of purchase. Interest along with amortization of purchase premiums and accretion of discounts from the purchase date through the estimated maturity date, including consideration of variable maturities and contractual call provisions, are included in other income (expenses), net in the consolidated statements of net and comprehensive income (loss). We typically invest in highly-rated debt securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires substantially all investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss.

We review quarterly its investment portfolio of all securities in an unrealized loss position to determine if an impairment charge exists. See Note 10 – Investments in Marketable Debt Securities, Available-for-Sale for additional information.

Public and Private Placement Warrants

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815.

The Private Placement Warrants are identical to the Public Warrants underlying the units sold in NextGen’s initial public offering, except that the Private Placement Warrants and the Common Stock issuable upon exercise of the Private Placement Warrants were not transferable, assignable or salable until September 19, 2021, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by us and exercisable by such holders on the same basis as the Public Warrants.

We determine the fair value of our Public Warrants based on the publicly listed trading price of such Warrants as of the valuation date. Accordingly, the Public Warrants are classified as Level 1 financial instruments. Additionally, since the Private Placement Warrants are substantially the same as the Public Warrants, we determined the fair value of our Private Placement Warrants based on the Public Warrant trading price. The Private Warrants are classified as Level 2 financial instruments.

See Note 12 — Derivative Instruments for additional information.
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

The earn-out triggers included a change of control provision within five years of the Closing, and achieving certain volume weighted average share prices (“VWAPs”) within five years of the Closing. These conditions result in the instrument failing indexation guidance and are properly reflected as a liability as of December 31, 2022.

In addition to the Earn-out Shares, we have a contingent obligation to issue restricted stock units (“Earn-out RSUs”) to certain stockholders and employees upon the achievement of certain market share price milestones within specified periods following the Business Combination. The allocated fair value to the Earn-out RSU component, which is covered by ASU 718, Compensation — Stock Compensation, is recognized as stock-based compensation expense over the vesting period commencing on the grant date of the award.

Derivative Liability

We account for convertible debt pursuant to ASC 815, Derivatives and Hedging. We evaluate convertible debt instruments to determine whether any embedded features require bifurcation and separate periodic valuation. Convertible debt is recorded net of stated discounts as well as debt issuance costs. Debt discounts and issuance costs are amortized over the contractual term of the debt using the effective interest rate method. We elected to early adopt Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”).

See Note 7 — Recapitalization and Contingent Earn-out Shares Liability for additional information.

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

Interest Rate Risk

The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. We maintain a portfolio of investments in a variety of fixed and variable debt rate securities, including, U.S. treasuries, corporate debt, asset-backed securities, non-U.S. government and supranational bonds and certificate of deposit. As of December 31, 2022, the fair value of investments in marketable debt securities, available-for-sale was $50.6 million. The primary objective of our investment activity is to maintain the safety of principal, and to provide for future liquidity requirements while maximizing yields without significantly increasing risk. While some investments may be securities of companies in foreign countries, all investments are denominated and payable in U.S. Dollars. We do not enter into investments for trading or speculative purposes. While our intent is not to sell these investment securities prior to their stated maturities, we may choose to sell any of the securities for strategic reasons including, but not limited to, anticipated capital requirements, anticipation of credit deterioration, duration management and because a security no longer meets the criteria of our investment policy. We do not use derivatives or similar instruments to manage our interest rate risk. We seek to invest in high quality investments. The weighted average rating (exclusive of cash and cash equivalents) was A as of December 31, 2022. Maturities are maintained consistent with our short-, medium- and long-term liquidity objectives.

The following table sets forth the impact on the fair value of our investments as of December 31, 2022 from changes in interest rates based on the weighted average duration of the debt securities in our portfolio (in thousands):

Approximate Change in Fair Value of Investments
Change in Interest Rate	Increase (Decrease)
2% Decrease	$318
1% Decrease	$159
1% Increase	$(159)
2% Increase	$(318)

Foreign Currency Risk

There was no material foreign currency risk for the years ended December 31, 2022 and 2021.

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

Item 8.    Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Xos, Inc.

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Xos, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases on January 1, 2022, due to the adoption of ASC 842, Leases.

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

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2022.

Los Angeles, California
March 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Xos, Inc. and Subsidiaries:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Xos, Inc. and Subsidiaries (the “Company”) as of December 31, 2021, and the related consolidated statements of operations and comprehensive income (loss), Legacy Xos preferred stock and stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WithumSmith+Brown, PC

We served as the Company's auditor since 2020.

Irvine, California
March 30, 2022

Xos, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except for par value)

	December 31,
	2022	2021
Assets
Cash and cash equivalents	$35,631	$16,142
Restricted cash	3,044	3,034
Accounts receivable, net	8,238	3,353
Marketable debt securities, available-for-sale — short-term	50,648	94,696
Inventories	57,540	30,883
Prepaid expenses and other current assets	8,100	17,850
Total current assets	163,201	165,958
Property and equipment, net	18,581	7,426
Operating lease right-of-use assets, net	6,555	—
Marketable debt securities, available-for-sale — long-term	—	54,816
Other non-current assets	1,599	506
Total assets	$189,936	$228,706

Liabilities and Stockholders’ Equity
Accounts payable	$2,896	$10,122
Convertible debt, current	26,849	—
Derivative liabilities	405	—
Other current liabilities	15,616	5,861
Total current liabilities	45,766	15,983
Convertible debt, non-current	19,870	—
Earn-out shares liability	564	29,240
Common stock warrant liability	661	7,496
Other non-current liabilities	11,000	1,594
Total liabilities	77,861	54,313
Commitments and contingencies (Note 15)
Stockholders’ Equity
Common Stock $0.0001 par value, authorized 1,000,000 shares, 168,817 and 163,137 shares issued and outstanding at December 31, 2022 and 2021, respectively	17	16
Preferred Stock $0.0001 par value, authorized 10,000 shares, 0 shares issued and outstanding at December 31, 2022 and 2021, respectively	—	—
Additional paid in capital	190,215	178,851
Accumulated deficit	(77,418)	(4,093)
Accumulated other comprehensive loss	(739)	(381)
Total stockholders’ equity	112,075	174,393
Total liabilities and stockholders’equity	$189,936	$228,706
The accompanying notes are an integral part of these consolidated financial statements

Xos, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)

	Years Ended December 31,
	2022	2021
Revenues	$36,376	$5,048
Cost of goods sold	66,405	7,410
Gross loss	(30,029)	(2,362)

Operating expenses
General and administrative	41,093	27,197
Research and development	30,679	20,077
Sales and marketing	9,547	3,519
Total operating expenses	81,319	50,793
Loss from operations	(111,348)	(53,155)

Other (expense) income, net	(4,835)	38
Change in fair value of derivative instruments	14,184	18,498
Change in fair value of earn-out shares liability	28,682	72,505
Write off of subscription receivable	—	(379)
Realized loss on debt extinguishment	—	(14,104)
(Loss) income before provision for income taxes	(73,317)	23,403
Provision for income taxes	8	2
Net (loss) income	$(73,325)	$23,401

Other comprehensive (loss) income
Marketable debt securities, available-for-sale
Change in net unrealized losses, net of tax of $0, for the years ended December 31, 2022 and 2021	(358)	(381)
Total comprehensive (loss) income	$(73,683)	$23,020

Net (loss) income per share
Basic	$(0.44)	$0.22
Diluted	$(0.44)	$0.22
Weighted average shares outstanding
Basic	165,253	105,568
Diluted	174,382	107,786

The accompanying notes are an integral part of these consolidated financial statements

Xos, Inc. and Subsidiaries
Consolidated Statements of Legacy Xos Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)

	Legacy Xos Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Par Value
Balance at December 31, 2020	2,762	$7,862	72,277	$7	$290	$(27,494)	$—	$(27,197)
Payment of subscription receivable	—	2,430	—	—	379	—	—	379
Issuance of Legacy Xos Preferred Stock, incl. note conversion	49,518	66,701	—	—	—	—	—	—
Stock options exercised	—	—	571	—	11	—	—	11
Issuance of Common Stock for vesting of restricted stock units	—	—	286	—	—	—	—	—
Stock repurchased and retired	—	—	(94)	—	(1)	—	—	(1)
Stock based compensation expense	—	—	—	—	1,658	—	—	1,658
Shares withheld related to net share settlement of stock-based awards	—	—	(102)	—	(335)	—	—	(335)
Legacy Xos Preferred Stock warrant exercise	625	2,715	—	—	—	—	—	—
Conversion of Legacy Xos Preferred Stock into Common Stock	(52,905)	(79,708)	52,905	5	79,767	—	—	79,772
Issuance of Common Stock upon merger, net of transaction costs, $55,424	—	—	17,694	2	20,719	—	—	20,721
Issuance of PIPE Common Stock	—	—	19,600	2	195,998	—	—	196,000
Recognition of Public Warrants and Private Placement Warrants	—	—	—	—	(17,891)	—	—	(17,891)
Recognition of contingent Earn-out Shares liability	—	—	—	—	(101,744)		—	(101,744)
Net and comprehensive income (loss)	—	—	—	—	—	23,401	(381)	23,020
Balance at December 31, 2021	—	—	163,137	16	178,851	(4,093)	(381)	174,393
Stock options exercised and vesting of early exercised options	—	—	491	—	6	—	—	6
Issuance of Common Stock for vesting of restricted stock units	—	—	1,198	—	—	—	—	—
Stock based compensation expense	—	—	—	—	5,313	—	—	5,313
Shares withheld related to net share settlement of stock-based awards	—	—	(287)	—	(449)	—	—	(449)
Conversion of convertible notes	—	—	2,078	1	2,122	—	—	2,123
Issuance of Common Stock under Standby Equity Purchase Agreement	—	—	1,829	—	4,372	—	—	4,372
Issuance of restricted stock	—	—	371	—	—	—	—	—
Net and comprehensive loss	—	—	—	—	—	(73,325)	(358)	(73,683)
Balance at December 31, 2022	—	$—	168,817	$17	$190,215	$(77,418)	$(739)	$112,075

The accompanying notes are an integral part of these consolidated financial statements

Xos, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2022	2021
Operating Activities:
Net income (loss)	$(73,325)	$23,401
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	2,065	736
Amortization of right-of-use assets	1,566	—
Amortization of debt discount and issuance costs	2,577	—
Amortization of insurance premiums	1,338	—
Inventory write-downs	5,661	1,004
Change in fair value of derivative instruments	(14,184)	(18,498)
Change in fair value of earn-out shares liability	(28,682)	(72,505)
Write off of subscription receivable	—	379
Realized loss on debt extinguishment	—	14,104
Net realized (gains) losses on marketable debt securities, available-for-sale	147	(1)
Stock-based compensation expense	5,222	1,658
Other non-cash items	1,368	364
Changes in operating assets and liabilities:
Accounts receivable	(4,942)	(2,973)
Inventories	(31,285)	(29,969)
Prepaid expenses and other current assets	6,413	(17,794)
Other assets	(1,093)	(506)
Accounts payable	(7,268)	9,009
Other liabilities	6,462	2,696
Net cash used in operating activities	(127,960)	(88,895)

Investing Activities:
Purchases of property and equipment	(14,113)	(4,915)
Purchases of marketable debt securities, available-for-sale	—	(152,651)
Proceeds from sales and maturities of marketable debt securities, available-for-sale	96,823	2,423
Net cash provided by (used in) investing activities	82,710	(155,143)

Financing Activities:
Proceeds from reverse merger, net	—	20,721
Proceeds from PIPE investment	—	196,000
Proceeds from issuance of shares of Legacy Xos Preferred Stock	—	31,757
Proceeds from subscription receivable – preferred	—	2,430
Proceeds from exercise of Legacy Xos Preferred Stock warrant	—	2,715
Proceeds from issuance of convertible debt	54,300	—
Debt issuance costs	(403)	—
Proceeds from short-term insurance financing note	3,627	—
Principal payment for short-term insurance financing note	(1,562)	—
Proceeds from equipment financing	6,312	—
Principal payment for equipment leases	(1,392)	(444)
Proceeds from stock option exercises	6	11
Taxes paid related to net share settlement of stock-based awards	(449)	(335)
Proceeds from issuance of Common Stock under Standby Equity Purchase Agreement	4,310	—
Net cash provided by financing activities	64,749	252,855

Net increase in cash, cash equivalents and restricted cash	19,499	8,817
Cash, cash equivalents and restricted cash, beginning of year	19,176	10,359
Cash, cash equivalents and restricted cash, end of year	$38,675	$19,176

Reconciliation of Cash, Cash Equivalents and Restricted Cash to Consolidated Balance Sheets:
Cash and cash equivalents	$35,631	$16,142
Restricted cash	$3,044	$3,034
Total cash, cash equivalents and restricted cash	$38,675	$19,176

Supplemental disclosure of non-cash financing activities
Purchases of property and equipment in accounts payable	$42	$—
Recognition of right-of-use assets:
Recognition of right-of-use asset and lease liabilities upon ASC 842 adoption at 1/1/2022	$7,682	$—
Right-of-use assets obtained in exchange for operating lease obligations	$437	$—
Conversion of convertible debentures:
Conversion of interest payable on convertible debentures	$122	$—
Conversion of convertible debentures to Common Stock	$2,000	$—
Conversion of notes payable to Legacy Xos Preferred Stock:
Conversion of interest payable on convertible notes	$—	$2,453
Fair value adjustment of related party debt at conversion	$—	$3,763
Issuance of Legacy Xos Preferred Stock	$—	$34,918
Conversion of notes payable into Legacy Xos Preferred Stock	$—	$21,540
Non-cash activities relating to the SPAC merger:
Conversion of Legacy Xos Preferred Stock into Common Stock	$—	$79,708
Assumption of Public Warrants and Private Placement Warrants	$—	$17,891
Recognition of Earn-out Shares liability	$—	$101,744
Transaction costs relating to the reverse merger offset against additional paid-in capital	$—	$55,424

The accompanying notes are an integral part of these consolidated financial statements

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1— Description of Business

Xos, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Xos”) is a leading fleet electrification solutions provider committed to the decarbonization of commercial transportation. Xos designs and manufactures Class 5-8 battery-electric commercial vehicles that travel on last-mile, back-to-base routes of up to 200 miles per day. Xos also offers charging infrastructure products and services through Xos Energy Solutions™ to support electric vehicle fleets. The Company’s proprietary fleet management software, Xosphere™, integrates vehicle operation and vehicle charging to provide commercial fleet operators a more seamless and cost-efficient vehicle ownership experience than traditional internal combustion engine counterparts. Xos developed the X-Platform (its proprietary, purpose-built vehicle chassis platform) and the X-Pack (its proprietary battery system) specifically for the medium- and heavy-duty commercial vehicle segment with a focus on last-mile commercial fleet operations. Xos’ “Fleet-as-a-Service” package offers customers a comprehensive suite of commercial products and services facilitate electric fleet operations and seamlessly transition their traditional combustion-engine fleets to battery-electric vehicles.
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

Risks and Uncertainties

In recent years, the United States and other significant markets have experienced high volatility and uncertainty in the capital markets, including inflation. interest rate increases, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, supply chain disruption and geopolitical events, such as the war between Russia and Ukraine, These conditions could make it difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our products and services or impact their ability to make timely payments. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. In addition, there is a risk that our current or future suppliers, service providers, manufacturers or other partners may not survive such difficult economic times, which would directly affect our ability to attain our operating goals on schedule and on budget. The ultimate impact of current economic conditions on the Company is uncertain, but it may have a material negative impact on the Company’s business, operating results, cash flows, liquidity and financial condition.

COVID-19 and actions taken to mitigate its spread have had and may continue to have an adverse impact on the economies and financial markets of many countries, including the areas in which the Company operates. There are no comparable recent events which may provide guidance, and, as a result, the ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. As a result, the Company is unable to predict the cumulative impact, both in terms of severity and duration, that the COVID-19 pandemic will have on its business, operating results, cash flows, liquidity and financial condition.

Additionally, ongoing geopolitical events, such as the military conflict between Russia and Ukraine and related sanctions, may increase the severity of supply chain disruptions and further hinder our ability to source inventory for our vehicles. The conflict continues to evolve and its ultimate impact on the Company is uncertain, but a prolonged conflict may have a material negative impact on the Company’s business, operating results, cash flows, liquidity and financial condition.

Although the Company has used the best current information available to it in its estimates, actual results could materially differ from the estimates and assumptions developed by management.

Liquidity

As an early stage growth company, the net losses and cash outflows the Company has incurred since inception are consistent with its strategy and budget. The Company will continue to incur net losses and cash outflows in accordance with its operating plan as the Company continues to expand its research and development activities with respect to its vehicles and battery

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
systems, scale its operations to meet anticipated demand and establish its Fleet-as-a-Service offering. As a result, the Company strives to maintain robust access to capital in order to fund and scale its operations. The Company may raise additional capital through a combination of debt financing, other non-dilutive financing and/or equity financing, including through asset-based lending and/or receivable financing. The Company’s ability to access capital when needed is not assured and, if capital is not available to the Company when and in the amounts needed, the Company could be required to delay, scale back or abandon some or all of its development programs and other operations, which could materially harm its business, prospects, financial condition and operating results. Global economic conditions have been worsening, with disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the effects of COVID-19, recessions, rising inflation rates, including the recent and potential bank failures, supply chain disruption, fuel prices, international currency fluctuations, and geopolitical events such as local and national elections, corruption, political instability and acts of war or military conflict including repercussions of the war between Russia and Ukraine, or terrorism. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce or eliminate its commercialization, research and development programs and/or other efforts.

In August 2021, the Company consummated the Business Combination, which resulted in net cash proceeds of approximately $216.7 million. In December 2020, the Company had the initial closing of its Series A Financing, and in the first quarter of 2021, the Company completed the Series A Financing, including the conversion of all its convertible notes into shares of Legacy Xos preferred stock. As of December 31, 2022, the Company’s principal sources of liquidity were its cash and cash equivalents (excluding restricted cash) and investments in marketable debt securities, available-for-sale aggregating $86.3 million. The Company’s short-term uses of cash are for working capital and to pay interest on its debt and its long-term uses of cash are for working capital and to pay the principal of its indebtedness.

The Company believes that its existing cash resources are sufficient to support planned operations for the next 12 months, and the Company has a growing base of assets against which it expects to be able to borrow in the future. The Company believes it will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and advances under the Standby Equity Purchase Agreement (the "SEPA"). In addition, the Company may seek to raise additional capital through debt financing through asset-based lending and/or receivable financing or through the sale of equity or debt securities.

Supply Chain Disruptions

The Company’s ability to source certain critical inventory items has been impacted by negative global economic conditions caused by factors such as the COVID-19 pandemic, and may continue to be impacted in the future. The Company has faced widespread shortages for specific components, such as semiconductor chips and battery cells, and disruptions to the supply of components due to port congestion and fluctuating fuel prices.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenues and expenses during the reporting periods. The areas with significant estimates and judgments include, among others, inventory valuation, incremental borrowing rates for assessing

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
operating and financing lease liabilities, useful lives of property and equipment, contingent earn-out shares liability, stock-based compensation, valuation of convertible debt and related embedded derivatives, common stock warrant liability and product warranty liability. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to the Company’s financial statements.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation in the consolidated financial statements and the accompanying notes, including (i) presenting equipment leases as part of other current and non-current liabilities and (ii) classification of amounts comprising prepaid expenses and other current assets as well as other current liabilities as included in Note 5 — Selected Balance Sheet Data. Additionally, the Company reclassified depreciation expense to general and administrative expense. These reclassifications have no effect on previously reported total assets, total liabilities or net loss.

Revenue Recognition

The Company generates revenue from the sale of its commercial electric vehicles, powertrains and battery packs, and goods and services related to charging infrastructure. ASC 606, Revenue from Contracts with Customers, requires the Company to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company determines revenue recognition by applying the following steps:

1. Identifying the contract with a customer;
2. Identifying the performance obligations in the contract;
3. Determining the transaction price;
4. Allocating the transaction price to the performance obligations; and
5. Recognizing revenue as the performance obligations are satisfied.

The Company recognizes revenue primarily consisting of product sales, inclusive of shipping and handling charges, net of estimates for customer returns. Revenue contracts are identified when an enforceable agreement has been made with a customer. Performance obligations are identified in the contract for each distinct products provided within the contract. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the contract. Any deposits from customers represent contract liabilities. The Company recognizes revenue by transferring the promised products to the customer, with the revenue recognized at the point in time the customer takes control of the products as agreed in the contracts, normally when delivered to the carrier. The Company recognizes revenue for shipping and handling charges at the time control is transferred for the related product. Costs for shipping and handling activities that occur after control of the product transfers to the customer are recognized at the time of sale and presented in cost of goods sold. The majority of its contracts have a single performance obligation, which is met at the point in time that the product is delivered to the carrier, and title passes to the customer, and are short term in nature. Sales tax collected from customers is not considered revenue and is accrued until remitted to the taxing authorities.

Cash, Cash Equivalents and Restricted Cash

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
Accounts Receivable, Net

The Company records unsecured and non-interest bearing accounts receivable at the gross invoice amount, net of any allowance for doubtful accounts. The Company maintains its allowance for doubtful accounts at a level considered adequate to provide for

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
potential account losses on the balance based on management’s evaluation of past losses, current customer conditions, and the anticipated impact of current economic conditions. The Company recorded an allowance for doubtful accounts of $39,000 as of December 31, 2022. No allowance for doubtful accounts was recorded at December 31, 2021.

Investments in Marketable Debt Securities, Available-for-Sale

The Company maintains a portfolio of investments in a variety of fixed and variable rate debt securities, including U.S. treasuries, corporate debt, asset-backed securities and other, non-U.S. government and supranational bonds and certificate of deposit. The Company considers its investments in marketable debt securities to be available-for-sale, and accordingly, are recorded at their fair values. The Company determines the appropriate classification of investments in marketable debt securities at the time of purchase. Interest along with amortization of purchase premiums and accretion of discounts from the purchase date through the estimated maturity date, including consideration of variable maturities and contractual call provisions, are included in other income (expenses), net in the consolidated statements of net and comprehensive income. The Company typically invests in highly-rated debt securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires substantially all investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. See Note 10 – Investments in Marketable Debt Securities, Available-for-Sale for additional information.

The Company reviews quarterly its investment portfolio of all securities in an unrealized loss position to determine if an impairment charge exists. As of December 31, 2022 and 2021, we did not recognize any impairment on marketable debt securities - available-for-sale.

Inventories

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

At the end of each reporting period, the Company evaluates whether its inventories are damaged, obsolete, or have material changes in price or other causes, and if so, a loss is recognized in the period in which it occurs. Inventory write-downs are also based on reviews for any excess or obsolescence. The Company reserves for any excess or obsolete inventories when it is believed that the net realizable value of inventories is less than the carrying value.

The Company also reviews its inventory to determine whether its carrying value exceeds the net realizable amount (“NRV”) upon the ultimate sale of the inventory. NRV is the estimated selling price of inventory in the ordinary course of business, less estimated costs of completion, disposal, and transportation. At the end of each reporting period, the Company determines the estimated selling price of its inventory based on market conditions. Once inventory is written-down, a new, lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets primarily consists of prepaid inventory, other insurance assets, deposits, assets held-for-sale and prepaid license and subscriptions. Prepaid inventory includes contractual advance payments to suppliers for inventory to secure the raw materials needed for production and research and development purposes. Prepaid inventory is reclassified to inventories when received. Amortization expense on other prepaid assets and insurance assets is calculated using the straight-line method over the stated term of the prepaid assets and properly classified into the corresponding expense account.

Assets held-for-sale are measured, on a quarterly basis, at the lower of their carrying value and fair value less costs to sell. Impairment costs are recorded in the period incurred.

Income Taxes
The Company applies the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating losses and tax credit carryforwards. Deferred tax

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

In assessing the realizability of deferred income tax assets, ASC 740 requires a more likely than not standard be met. If the Company determines that it is more likely than not that deferred income tax assets will not be realized, a valuation allowance must be established. The Company records a valuation allowance, when necessary, to reduce deferred tax assets to the amount expected to be realized. Estimates of the realizability of deferred tax assets, as well as the Company’s assessment of whether an established valuation allowance should be reversed, are based on projected future taxable income, the expected timing of the reversal of deferred tax liabilities, and tax planning strategies. When evaluating whether projected future taxable income will support the realization of deferred tax assets, the Company considers both its historical financial performance and general economic conditions. In addition, the Company considers the time frame over which it would take to utilize the deferred tax assets prior to their expiration.

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

Property and Equipment, net

Property and equipment, net, including leasehold improvements, are stated at cost less accumulated depreciation. Depreciation expense is calculated using the straight-line method over the estimated useful lives of the asset. Leasehold improvements are depreciated over the shorter of the estimated life of asset or the lease term. Depreciation expense is included in cost of goods sold, general and administrative expense and research and development expense on our consolidated statements of operations and comprehensive income (loss).

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

The estimated useful lives to calculate depreciation of property and equipment and leasehold improvements consisted of the following:

Asset Category	Useful Life
Equipment	5 years
Finance leases	Shorter of the lease term or the useful lives of the assets
Vehicles	5 years
Leasehold improvements	Shorter of the lease term or the useful lives of the assets
Furniture and fixtures	5 years
Computers, internally developed software and related equipment	3 years

The Company capitalizes additions, renewals, and improvements greater than $5,000, while repairs and maintenance are expensed as incurred. When property and equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss on the disposition is recorded in the consolidated statements of operations and comprehensive income (loss) as a component of other income (expense), net.

The Company evaluates its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company measures recoverability by comparing the carrying

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
amount to the future undiscounted cash flows that the asset or asset group is expected to generate. If the asset or asset group is not recoverable, its carrying amount is adjusted down to its fair value. No impairment losses of property and equipment were recognized for the years ended December 31, 2022 and 2021.

Warranty Liability

The Company provides customers with a product warranty that assures that the products meet standard specifications and are free for periods typically between 2 to 5 years. The Company accrues a warranty reserve for the products sold, which includes its best estimate of the projected costs to repair or replace items under warranties and recalls if identified. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain given the Company’s relatively short history of sales, and changes to its historical or projected warranty experience may cause material changes to the warranty reserve in the future. Claims incurred under the Company’s standard product warranty programs are recorded based on open claims. No claims were incurred for the year ended December 31, 2021. The Company recorded warranty liability within other current liabilities in the consolidated balance sheets for the year ended December 31, 2022 and 2021.

The reconciliation of the change in the Company’s product liability balances for the years ended December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Warranty liability, beginning of period	$177	$—
Reduction in liability (payments)	(220)	—
Increase in liability	1,142	177
Warranty liability, end of period	$1,099	$177

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

The Company determined the fair value of its Public Warrants based on the publicly listed trading price of such Warrants as of the valuation date. Accordingly, the Public Warrants are classified as Level 1 financial instruments. Additionally, since the Private Placement Warrants are substantially the same as the Public Warrants, the Company determined the fair value of its Private Placement Warrants based on the Public Warrant trading price. Accordingly, the Private Warrants are classified as Level 2 financial instruments.

Contingent Earn-out Shares Liability

Earn-out Shares represent a freestanding financial instrument classified as liabilities on the accompanying consolidated balance sheets as the Company determined that these financial instruments are not indexed to the Company’s own equity in accordance with ASC 815, Derivatives and Hedging. Earn-out Shares liability were initially recorded at fair value in the Business Combination and are adjusted to fair value at each reporting date with changes in fair value recorded in change in fair value of Earn-Out Shares liability in the consolidated statements of operations and comprehensive income (loss).

The earn-out triggers included a change of control provision within five years of the Closing, and achieving certain volume weighted average share prices (“VWAPs”) within five years of the Closing. These conditions result in the instrument failing indexation guidance and are properly reflected as a liability as of December 31, 2022 and 2021.

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

In addition to the Earn-out Shares, the Company has a contingent obligation to issue restricted stock units (“Earn-out RSUs”) to certain stockholders and employees upon the achievement of certain market share price milestones within specified periods following the Business Combination. The allocated fair value to the Earn-out RSU component, which is covered by ASU 718, Compensation — Stock Compensation, is recognized as stock-based compensation expense over the vesting period commencing on the grant date of the award.

Convertible Debentures and Promissory Note

The Company accounts for convertible debt pursuant to ASC 815, Derivatives and Hedging. The Company evaluates convertible debt instruments to determine whether any embedded features require bifurcation and separate periodic valuation. Convertible debt is recorded net of stated discounts and debt issuance costs. Debt discounts and issuance costs are amortized over the contractual term of the debt using the effective interest rate method. The Company elected to early adopt Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”).

Legacy Xos Convertible Notes

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

The convertible notes were principally a debt financial instrument host containing embedded features and /or options which would otherwise be required to be bifurcated from the debt hosts and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements under ASC 815. The other income (expense) related to the convertible note fair value adjustment is presented in a single line in the consolidated statements of operations and comprehensive income (loss). All convertible notes were converted during the fourth quarter of 2020 and first quarter of 2021 as part of the Series A financing.

SAFE

On October 30, 2020, the Company issued Simple Agreement for Future Equity agreement totaling $30,000 to Elemental Excelerator (the “SAFE”).

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

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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

When the Company cannot determine the actual implicit rate in a lease, it uses its estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments. The Company gives consideration to its recent debt issuances, if any, as well as publicly available data for instruments with similar characteristics when calculating its incremental borrowing rate. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. The Company's lease term includes any option to extend the lease when it is reasonably certain to be exercised based on considering all relevant economic factors. Operating expense charges from the lessor are accounted for on an accrual basis. The Company has elected not to separate the lease and non-lease components and also elected not to recognize operating lease right-of-use assets and operating lease liabilities for leases with an initial term of twelve months or less.

The leases have remaining terms from less than 1 year to 4 years.

The Company reviews the carrying value of its ROU assets for impairment whenever events or changes in circumstances indicate that the recorded value may not be recoverable. Recoverability of assets is measured by comparing the carrying amounts of the assets to the estimated future undiscounted cash flows, excluding financing costs. If the Company determines that an impairment exists, any related impairment loss is estimated based on fair values.

Research and Development Costs

The Company’s research and development costs are related to developing new products and services and improving existing products and services. The Company is investing in the continued development and improvement of its battery systems and technology as well as its chassis design. Research and development costs consist primarily of personnel-related expenses, consultants, engineering equipment and supplies, and design and testing expenses. Research and development expenses have been expensed as incurred and included in the consolidated statements of operations and comprehensive income (loss).

Advertising

Advertising costs are expensed as incurred and are included within sales and marketing expenses in the consolidated statements of operations and comprehensive income (loss). Advertising expenses for the years ended December 31, 2022 and 2021 totaled approximately $1.3 million and $0.4 million, respectively.

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

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Net (Loss) Income per Share

Basic income (loss) is computed using the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted-average number of common shares and the dilutive effect of the number of ordinary shares that would have been outstanding if all potentially dilutive ordinary shares had been issued, using the treasury stock method, in accordance with ASC 260, Earnings Per Share. In accordance with ASU 2020-06, the Company utilizes the if-converted method to compute the dilutive effect of convertible instruments.

The dilutive impacts of contingently issuable earn-out shares have been excluded from the diluted income (loss) per share calculation as the necessary conditions to be issued have not been satisfied. The dilutive impacts of Common Stock issuable upon the exercise of out-of-the-money Public and Private Placement Warrants have been excluded from the diluted income (loss) per share calculation. The dilutive impacts of RSUs and Options for the year ended December 31, 2022 have been excluded from the diluted loss per share calculation as the Company was in a loss position.

Concentrations of Credit and Business Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of December 31, 2022 and 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such accounts.

During the year ended December 31, 2022, one customer accounted for 42% of the Company’s revenues. During the year ended December 31, 2021, three customers accounted for 10%, 38%, and 46% of the Company’s revenues. As of December 31, 2022, two customers accounted for 22% and 12% of the Company’s accounts receivable. As of December 31, 2021, two customers accounted for 53% and 38% of the Company’s accounts receivable.

Concentration of Supply Risk

The Company is dependent on its suppliers, the majority of which are single-source suppliers, and the inability of these suppliers to deliver necessary components of its products according to the schedule and at prices, quality levels and volumes acceptable to the Company, or its inability to efficiently manage these components, could have a material adverse effect on the Company’s results of operations and financial condition.
Defined Contribution Plan

We have a 401(k) savings plan that is intended to qualify as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) savings plan, participating employees are auto enrolled to 3% of their eligible compensation, subject to certain limitations. We did not make any contributions to the 401(k) savings plan during the years ended December 31, 2022 and 2021.

Recent Accounting Pronouncements Issued and Adopted:

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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

On January 1, 2022, the Company adopted ASC 842 using the modified retrospective method. The Company has presented financial results and applied its accounting policies for the period beginning January 1, 2022 under ASC 842, while prior period results and accounting policies have not been adjusted and are reflected under legacy GAAP pursuant to ASC 840. In connection with the adoption of ASC 842, the Company performed an analysis of contracts under ASC 840 to ensure proper assessment of leases (or embedded leases) in existence as of January 1, 2022. The Company elected the package of practical expedients permitted under ASC 842, which allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date and (3) initial direct costs for any existing leases as of the adoption date. The most significant impact of applying ASC 842 was the recognition of ROU asset and lease liabilities for operating leases in its condensed consolidated balance sheets. On January 1, 2022, the Company recognized an initial operating ROU asset of $7.7 million and associated operating lease liabilities of $7.7 million.

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

Recent Accounting Pronouncements Issued and not yet Adopted:

ASU 2016-13, Financial Instruments — Credit Losses (“ASU 2016-13”): In June 2016, the FASB issued ASU 2016-13, the Company will be required to use an expected-loss model for its marketable debt securities, available-for sale, which requires that credit losses be presented as an allowance rather than as an impairment write-down. Reversals of credit losses (in situations in which the estimate of credit losses declines) is permitted in the reporting period that the change occurs. Current U.S. GAAP prohibits reflecting reversals of credit losses in current period earnings. At December 31, 2022 and 2021, the Company had $50.6 million and $149.5 million, respectively, in marketable debt securities, available for sale which would be subject to this new standard. As of December 31, 2022, these marketable debt securities, available for sale have an average credit rating of ‘A’ and no impairment write-downs have been recorded. ASU No. 2016-13 also applies to other financial assets including loans, trade receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Company is currently evaluating the impact of this new standard and does not expect the standard to have a material impact on its financial statements at adoption or in subsequent periods. The Company expects to adopt the new standard effective January 1, 2023.

Note 3— Revenue Recognition

Disaggregated revenues by major source for the years ended December 31, 2022 and 2021 consisted of the following (in thousands):

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Years Ended December 31,
	2022	2021
Product and service revenue
Stepvans & vehicle incentives(1)	$31,829	$2,735
Powertrains	2,226	2,152
Fleet-as-a-Service	606	—
Total product revenue	34,661	4,887
Ancillary revenue	1,715	161
Total revenues	$36,376	5,048
____________
(1) Amounts are net of returns

Note 4 — Inventories

Inventory as of December 31, 2022 and 2021 was comprised of raw materials, work in progress related to the production of vehicles for sale and finished goods inventory including vehicles in transit to fulfill customer orders, new vehicles available for sale, and new vehicles awaiting final pre-delivery quality review inspection. Inventories are stated at the lower of cost or net realizable value. Cost is computed using average cost. Inventory write-downs are based on reviews for obsolescence determined primarily by current and future demand forecasts. During the years ended December 31, 2022 and 2021, the Company recorded inventory write-downs of $5.7 million and $1.0 million, respectively, to reduce inventories to their net realizable values and for any excess or obsolete inventories.

Inventory amounted to $57.5 million and $30.9 million, respectively, for the years ended December 31, 2022 and 2021 and consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Raw materials	$40,271	$19,323
Work in process	4,618	10,659
Finished goods	12,651	901
Total inventories	$57,540	$30,883
Note 5 — Selected Balance Sheet Data

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets for the years ended December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Prepaid inventories	$2,372	$7,303
Prepaid expenses and other(1)	1,589	5,916
Financed insurance premiums	2,289	—
Deposits(2)	—	2,783
Assets held for sale	1,850	1,848
Total prepaid expenses and other current assets	$8,100	$17,850
____________

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(1) Primarily relates to prepaid insurance, licenses, subscriptions and other receivables
(2) Primarily relates to deposits on equipment purchases

Other Current Liabilities

Other current liabilities for the years ended December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Accrued expenses and other(1)	$7,782	$4,303
Customer deposits	721	899
Warranty liability	1,099	177
Equipment notes payable	303	482
Short-term insurance financing notes	2,065	—
Operating lease liabilities, current	1,530	—
Finance lease liabilities, current	2,116	—
Total other current liabilities	$15,616	$5,861
____________
(1) Primarily relates to accrued inventory purchases, personnel costs, wages, health benefits, vacation and other accruals
Other Non-Current Liabilities
Other non-current liabilities as of December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Accrued interest expense	$784	$—
Equipment notes payable, non-current	942	1,594
Operating lease liabilities, non-current	5,174	—
Finance lease liabilities, non-current	4,100	—
Total other non-current liabilities	$11,000	$1,594

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 6 — Leases
A summary of the balances relating to the Company’s lease assets and liabilities as of December 31, 2022 consisted of the following (in thousands):

	Balance Sheet Location	December 31, 2022
Assets
Operating leases	Operating lease right-of-use assets, net	$6,555
Equipment finance leases	Property and equipment, net	7,979
Total lease assets		14,534

Liabilities
Current
Operating leases	Other current liabilities	1,530
Equipment finance leases	Other current liabilities	2,116
Sub-total		3,646
Non-current
Operating leases	Other non-current liabilities	5,174
Equipment finance leases	Other non-current liabilities	4,100
Sub-total		9,274
Total lease liabilities		$12,920
Operating Leases

The Company has a 5-year office lease on its headquarter facility in Los Angeles, which commenced in January 2022, as well as certain other leases (both short-term and long-term) within the United States.

The Company records lease expense on a straight-line basis over the lease term. Total lease expense recorded was $2.5 million and $0.8 million, for the years ended December 31, 2022 and 2021, respectively.

Lease terms include renewal or termination options that the Company is reasonably certain to exercise. For leases with a term of 12 months or less, the Company has made an accounting policy election to not record a ROU asset and associated lease liability on its consolidated balance sheet. Total lease expense recorded for these short-term leases for the year ended December 31, 2022 was $0.3 million.
Equipment Finance Leases

The Company leases certain equipment facilities under finance leases that expire on various dates through 2027. The finance lease cost during the years ended December 31, 2022 and 2021 consisted of the following (in thousands):

		Years Ended December 31,
	Income Statement Location	2022	2021
Amortization	Cost of goods sold	$848	$222
Interest accretion on finance lease liabilities	Other income (expense), net	428	52
Total		$1,276	$274

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Supplemental Cash Flow Information, Weighted-Average Remaining Lease Term and Discount Rate
The weighted-average remaining lease term and discount rates, as well as supplemental cash flow information for the year ended December 31, 2022 consisted of the following (in thousands for the supplemental cash flow information):

Supplemental cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$1,734
ROU assets obtained in exchange for operating lease obligations	$437
Weighted average remaining lease term:
Operating leases	3.9 years
Equipment finance leases	2.4 years
Weighted average discount rate:
Operating lease - IBR	5.5%
Equipment finance leases - rate implicit in the lease	6.9%
Maturity Analysis
A summary of the undiscounted cash flows and a reconciliation to the Company’s lease liabilities as of December 31, 2022 consisted of the following (in thousands):

	December 31, 2022
	Operating Leases	Equipment Finance Leases	Total
2023	$1,861	$2,552	$4,413
2024	1,907	2,467	4,374
2025	1,962	1,362	3,324
2026	1,631	498	2,129
Thereafter	114	157	271
Total future minimum lease payments	7,475	7,036	14,511
Less: imputed interest	771	820	1,591
Present value of Lease Liabilities	$6,704	$6,216	$12,920
Schedule of future minimum lease payments for operating and finance leases as of December 31, 2021 consisted of the following (in thousands):

	December 31, 2021
	Operating Leases	Equipment Finance Leases	Total
2022	$1,167	$482	$1,649
2023	1,158	442	1,600
2024	1,192	386	1,578
2025	1,228	401	1,629
2026	1,265	339	1,604
Thereafter	106	27	133
Total future minimum lease payments	$6,116	$2,077	$8,193

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 7 — Recapitalization and Contingent Earn-out Shares Liability

Recapitalization

As discussed in Note 1 — Description of Business, on August 20, 2021, Legacy Xos and NextGen consummated the Business Combination contemplated by the Merger Agreement. Xos has been determined to be the accounting acquirer based on evaluation of the following facts and circumstances:

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

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
•the recognition of contingent earn-out shares provision as liability with a fair value of $101.7 million on the day of the merger consummation; and,

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

As of August 20, 2021, the initial fair value of the Earn-out Shares liability was recognized at $101.7 million with a corresponding reduction from the additional paid-in capital in stockholders’ (deficit) equity. As of December 31, 2022 and 2021, the fair value of the Earn-out Shares liability was estimated to be $0.6 million and $29.2 million, respectively. The Company recognized a gain on the change in fair value in Earn-out Shares liability of $28.7 million and $72.5 million in its consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2022 and 2021, respectively.

The allocated fair value to the Earn-out RSU component, which is covered by ASU 718, Compensation — Stock Compensation, is recognized as stock-based compensation expense over the vesting period commencing on the grant date of the award.

Note 8 — Convertible Notes
Convertible Debentures
On August 9, 2022, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with YA II PN, Ltd. (“Yorkville”) for the issuance of convertible debentures, convertible into shares of Common Stock subject to certain conditions and limitations, in the principal amount of up to $35 million (the “Convertible Debentures”). On August 11, 2022, pursuant to the Securities Purchase Agreement, the Company sold and issued a Convertible Debenture to Yorkville in the principal amount of $20.0 million. On September 21, 2022, pursuant to the Securities Purchase Agreement, the Company sold and issued an additional Convertible Debenture to Yorkville in the principal amount of $15.0 million. Yorkville will use commercially reasonable efforts to convert $2.0 million during each 30-day period beginning on September 9, 2022, provided that certain conditions are satisfied as of each such period.

The Convertible Debentures bear interest at an annual rate of 6%, payable at maturity, and have a maturity date of November 11, 2023, which the Company may extend by an additional three months in certain instances. The interest rate will increase to an annual rate of (i) 10% upon the occurrence and during the continuance of an event of default, and (ii) 7.5% for so long as “Registration Event” (as defined in the Convertible Debentures) remains in effect in accordance with the Registration Rights Agreement (described below). The Convertible Debentures provide a conversion right, in which any portion of the principal amount of the debt, together with any accrued but unpaid interest, may be converted into the Common Stock at a conversion price equal to the lower of (i) $2.4733 or (ii) 97% of the lowest daily volume weighted average price (“VWAP”) of the Common Stock during the three consecutive trading days immediately preceding the conversion (but not lower than a certain floor price (“Floor Price”) that is subject to further adjustment in accordance with the terms of the Convertible Debentures). The Floor Price was $0.96 as of December 31, 2022.

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

The Convertible Debentures include a monthly prepayment provision that is triggered if (i) the daily VWAP of the Company’s Common Stock is less than the Floor Price for 5 consecutive trading days or (ii) the Company has issued pursuant to the Convertible Debentures in excess of 95% of the Common Stock available under the Exchange Cap, as defined in the Convertible Debentures. If this provision is triggered, the Company is required to make monthly payments, beginning on the 10th calendar day after the triggering date, of up to $4.0 million of principal (subject to a redemption premium of 5%) plus accrued and unpaid interest, subject to certain conditions (“Prepayments”). The monthly Prepayment requirement will cease if

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(i) the Company provides Yorkville a reset notice reducing the Floor Price, limited to no more than 85% of closing price on the trading day immediately prior to the notice and not less than $0.50 or (ii) the daily VWAP is greater than the Floor Price for 3 consecutive trading days. In the event the monthly Prepayment provision was triggered by the issuance in excess of 95% of the Common Stock available under the Exchange Cap, the monthly Prepayment requirement will cease on the date the Company has obtained stockholder approval to increase the number of shares of Common Stock available under the Exchange Cap and/or the Exchange Cap no longer applies. The monthly Prepayment requirement will cease upon the payment in full of all obligations under the Convertible Debentures. No Prepayments were made during the year ended December 31, 2022.

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

The derivative features of the Convertible Debentures are carried on the Company’s consolidated balance sheet at fair value of $0.4 million in Derivative liabilities as of December 31, 2022. For the year ended December 31, 2022, the Company recorded a gain on the change in fair value of derivative liabilities of $7.4 million. The derivative liabilities associated with the Convertible Debentures will remain in effect until such time as the underlying convertible notes are exercised or terminated (see Note 12 — Derivative Instruments). The Company classified the Convertible Debentures and associated derivative liabilities as current liabilities given a maturity date of less than one year.

The Company received proceeds, net of a 2% original issuance discount, of $34.3 million from Yorkville. Debt issuance costs of $0.3 million were recorded at inception of the Convertible Debentures. Debt discount and issuance costs are amortized through the maturity date of the debenture using the effective interest rate method.

The Convertible Debentures will not be included in the computation of either basic or diluted EPS for the year ended December 31, 2022 in Note 19 - Net (Loss) Income per Share. This financial instrument is not included in basic EPS because it does not represent participating securities. Further, the Convertible Debentures are not included in diluted EPS because the Company reported a net loss from continuing operations for the year ended December 31, 2022; thus, including these financial instruments would have an antidilutive effect on EPS.

As of December 31, 2022, the Company had a principal balance of $33.0 million outstanding, net of unamortized debt discounts and issuance costs of $6.2 million. Amortization of debt discounts and issuance costs, recorded in other income (expense), net, for the year ended December 31, 2022 totaled $2.6 million. The Company recorded interest expense of $0.7 million in other income (expense), net related to the Convertible Debentures during the year ended December 31, 2022. As of December 31, 2022, Yorkville converted $2.0 million of principal and $0.1 million of accrued and unpaid interest into 2,078,332 shares of Common Stock.
Convertible Promissory Note
On August 9, 2022, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) with Aljomaih Automotive Co. (“Aljomaih”) under which the Company agreed to sell and issue to Aljomaih a convertible promissory note with a principal amount of $20.0 million. On August 11, 2022, pursuant to the Note Purchase Agreement, the Company sold and issued $20.0 million in principal amount of a convertible promissory note (the “Original Note”) to Aljomaih. On September 28, 2022, the Company and Aljomaih agreed to amend and restate the Original Note (as amended and restated, the “Note”) to, among other things, adjust the calculation of the shares of the Company’s Common Stock issuable as interest, as described further below. The Note Purchase Agreement includes an option to issue and sell additional convertible notes in a principal amount of up to an additional $20.0 million, upon the mutual consent of both parties by November 30, 2022, on terms and conditions to be negotiated in good faith.

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

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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

The Note also includes an optional redemption feature that provides the Company, on or after August 11, 2024, or as otherwise agreed to between the Company and Aljomaih in writing, the right to redeem the outstanding principal and accrued and unpaid interest, upon written notice not less than 5 trading days prior to exercise of the option, in full or in part and without penalty.

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

The Note will not be included in the computation of either basic or diluted EPS for the year ended December 31, 2022 in Note 19 — Net (Loss) Income per Share. This financial instrument is not included in basic EPS because it does not represent participating securities. Further, the Note is not included in diluted EPS because the Company reported a net loss from continuing operations for the year ended December 31, 2022; thus, including these financial instruments would have an antidilutive effect on EPS.

As of December 31, 2022, the Company had a principal balance of $20.0 million outstanding, net of unamortized debt and issuance costs of $0.1 million. Amortization of debt issuance costs, recorded in other income (expense), net, for the year ended December 31, 2022 was immaterial. The Company recorded accrued interest expense of $0.8 million in other income (expense), net related to the Note as of December 31, 2022.

Legacy Xos Convertible Notes
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

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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

The conversion into 2% of the outstanding equity was evaluated as a conversion feature and did not require bifurcation as an embedded derivative. This conversion feature had zero intrinsic value on the commitment date, accordingly, no discount on the debt issuance was recorded and no discount had been amortized during the periods under presentation. However, during the fourth quarter of 2021, it became evident that all the converted notes were likely to be exercised and it was possible to determine an intrinsic value of the conversion feature. Accordingly, as of December 2020, the Company recognized a discount on the converted note of $645,000 and an offsetting derivative liability in the same amount. Due to the immediacy of conversion, the discount on the Group 3 Converted Note was not amortized.

Note 9 — SAFEs

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

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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

In February 2021 the SAFE, upon approval by the board of directors of Legacy Xos, converted into shares of Class A Preferred Stock shares. The SAFE holder contributed an additional $0.6 million in cash and the $30,000 SAFE in exchange for 76,471 shares of Series A Preferred Stock.

Note 10 — Investments in Marketable Debt Securities, Available-for-Sale

Amortized cost, gross unrealized gains/losses in accumulated other comprehensive loss and fair value of marketable debt securities, available-for-sale, by type of security for the years ended December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Corporate debt security	$40,177	$—	$(612)	$39,565
U.S. treasuries	2,201	—	(21)	2,180
Asset-backed security and other	5,324	—	(76)	5,248
Non-U.S. government and supranational bonds	3,685	—	(30)	3,655
	$51,387	$—	$(739)	$50,648

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Corporate debt security	$71,406	$—	$(57)	$71,349
U.S. treasuries	3,415	—	(7)	3,408
Asset-backed security and other	2,555	—	(4)	2,551
Non-U.S. government and supranational bonds	16,405	1	(19)	16,387
Certificate of deposit	1,001	—	—	1,001
	94,782	1	(87)	94,696
Long-term investments:
Corporate debt security	42,703	—	(246)	42,457
U.S. treasuries	2,201	—	(5)	2,196
Asset-backed security and other	5,438	—	(28)	5,410
Non-U.S. government and supranational bonds	3,769	—	(16)	3,753
Certificate of deposit	1,000	—	—	1,000
	$55,111	$—	$(295)	$54,816

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The Company’s investment in marketable debt securities, available-for-sale that have been in a continuous unrealized loss position by type of security for the years ended December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31, 2022
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt security	$1,789	$(2)	$37,775	$(610)	$39,564	$(612)
US treasuries	—	—	2,181	(21)	2,181	(21)
Asset-backed security and other	—	—	5,248	(76)	5,248	(76)
Non-U.S. government and supranational bonds	—	—	3,655	(30)	3,655	(30)
	$1,789	$(2)	$48,859	$(737)	$50,648	$(739)

	December 31, 2021
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt security	$113,806	$(303)	$—	$—	$113,806	$(303)
US treasuries	5,604	(12)	—	—	5,604	(12)
Asset-backed security and other	7,961	(32)	—	—	7,961	(32)
Non-U.S. government and supranational bonds	20,140	(34)	—	—	20,140	(34)
Certificates of deposit	2,001	—	—	—	2,001	—
	$149,512	$(381)	$—	$—	$149,512	$(381)

Gross realized gains and gross realized losses from the sales of the Company’s marketable debt securities, available-for-sale for the years ended December 31, 2022 and 2021 consisted of the following (in thousands):

	Years Ended December 31,
	2022	2021
Gross realized gains	$—	$—
Gross realized losses	$(147)	$(1)

Amortized cost and fair value of marketable debt securities, available-for-sale by contractual maturity for the year ended December 31, 2022 consisted of the following (in thousands, except weighted average data):

	Amortized Cost	Fair Value
Due in one year or less	$51,387	$50,648
Weighted average contractual maturity		0.3 years

Amortized cost and fair value of marketable debt securities, available-for-sale by contractual maturity for the year ended December 31, 2021 consisted of the following (in thousands, except weighted average data):

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Amortized Cost	Fair Value
Due in one year or less	$94,782	$94,696
Due after one year through five years	55,111	54,816
	$149,893	$149,512
Weighted average contractual maturity		0.8 years

Actual maturities may differ from contractual maturities because certain issuers may have the right or obligation to prepay certain obligations with or without penalties.

Note 11 — Equity

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

Legacy Xos’ Preferred Stock

During the fourth quarter of 2021, Legacy Xos executed a financing round and issued shares of preferred stock (the “2020 Series A Financing’’). The 2020 Series A Financing included the authorization of 25,794,475 shares of Legacy Xos Preferred Stock in classes A through A-10. The shares of Class A Legacy Xos Preferred Stock was allocated to investors who contributed new money to Legacy Xos, while the shares of Class A-1 through A-10 Legacy Xos Preferred Stock were issued in exchange to convertible note holders. As part of this raise, 1,411,764 shares of Class A Legacy Xos Preferred Stock and one warrant exercisable for 319,411 shares of Class A Legacy Xos Preferred Stock were issued for aggregate cash proceeds of $9.6 million and a subscription receivable for $2.4 million. During the quarter ended March 31, 2021, Legacy Xos issued an additional 3,739,846 shares of Class A Legacy Xos Preferred Stock raising $31.8 million in cash proceeds, and the conversion of the SAFE (refer to Note 9 — SAFEs).

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

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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

During the year ended December 31, 2022, the Company issued 1,809,515 shares of Common Stock under the SEPA for proceeds $4.3 million. As of December 31, 2022, the remaining commitment available under the agreement was $120.7 million.

Note 12 — Derivative Instruments

Public and Private Placement Warrants

As of December 31, 2022, the Company had 18,633,601 Public Warrants and 199,997 Private Placement Warrants outstanding, with fair values of $0.7 million and $7,023, respectively.

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

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the Common Stock issuable upon exercise of the Private Placement Warrants were not transferable, assignable or salable until September 19, 2021, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
someone other than the initial stockholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

Warrant Liability on Legacy Xos Preferred Stock

In connection with the Series A Financing (see Note 11— Equity), the Company issued one warrant to a holder of Legacy Xos Preferred Stock (the “Legacy Xos Preferred Stock Warrant”), which permitted a purchase of up to 319,411 shares of Class A Legacy Xos Preferred Stock at an exercise price of $8.50. The Legacy Xos Preferred Stock Warrant was exercisable for 5 years from issuance date and expires on 2025 or earlier upon the consummation of a liquidation event or a SPAC transaction. The Company has classified this Level 3 derivative instrument as a liability, with fair value changes flowing through the consolidated statements of operations.

During the year ended December 31, 2021, the Legacy Xos Preferred Stock Warrant was exercised, resulting in a proceeds of $2.7 million.

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Embedded Derivative Liabilities on Convertible Debentures

The Convertible Debentures are principally debt financial instrument hosts containing various embedded features and options. Upon analysis of these features and options, the Company identified one option present within both Convertible Debentures which required bifurcation from the host debt contract upon issuance of each debenture and subsequent periodic valuation under ASC 815. The Company estimates the fair value of the embedded features using a Monte Carlo simulation (see Note 18 — Fair Value Measurements). The carrying value of the embedded derivatives on the Convertible Debentures were recorded as derivative liabilities on the consolidated balance sheet and changes in fair value are reflected within the consolidated statements of operations and comprehensive income (loss).

Embedded Derivative Liability on Legacy Xos Convertible Notes

The convertible notes were principally a debt financial instrument host containing embedded features and for options which would otherwise be required to be bifurcated from the debt hosts and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements under ASC 815. The Company determined that, with the 2020 Series A Financing (see Note 11— Equity), the likelihood of the notes converting had risen to a near certainty as of December 31, 2020. Accordingly, the related derivative liability for these notes were revalued assuming a probability of 100% for conversion according to the notes’ terms.

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

The carrying value of the embedded derivative on the convertible notes was recorded as a derivative liability on the consolidated balance sheet. As of December 31, 2021, there was no associated balance in the derivative liability due to conversion in conjunction with the Series A Financing during the 1st quarter of 2021. See Note 9 — SAFEs for further details.

Note 13 — Stock-Based Compensation

2018 Stock Plan

On November 27, 2018, Legacy Xos’ board of directors and stockholders adopted the 2018 Stock Plan. There are no shares available for issuance under the 2018 Stock Plan, however, the 2018 Stock Plan continues to govern the terms and conditions of the outstanding awards granted under the 2018 Stock Plan.

Options

As of December 31, 2022 there were 1,572,451 Options outstanding under the 2018 Stock Plan. The amount and terms of option grants were determined by the board of directors of Legacy Xos. The options granted under the 2018 Stock Plan generally expire within 10 years from the date of grant and generally vest over four years, at the rate of 25% on the first anniversary of the date of grant and ratably on a monthly basis over the remaining 36-month period thereafter based on continued service.

Stock option activity for the year ended December 31, 2022 consisted of the following:

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Options	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Years	Intrinsic Value
December 31, 2021 — Options outstanding	1,838,759	$0.02	$0.02	8.22	$5,756,797
Granted	—	—	—
Exercised	144,712	0.04	0.03
Forfeited	121,596	0.03	0.03
December 31, 2022 — Options outstanding	1,572,451	$0.02	$0.02	7.14	$670,451
December 31, 2022 — Options vested and exercisable	965,454	$0.02	$0.02	6.97	$411,741

Aggregate intrinsic value represents the difference between the exercise price of the options and the fair value of the Company’s Common Stock. The aggregate intrinsic value of options exercised during the years ended December 31, 2022 and 2021 were approximately $0.7 million and $5.8 million, respectively.

The Company estimates the fair value of options utilizing the Black-Scholes option pricing model, which is dependent upon several variables, including expected option term, expected volatility of the Company's share price over the expected term, expected risk-free rate and expected dividend yield rate. There were no option grants during the years ended December 31, 2022 and 2021.

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

As of December 31, 2022, there were 12,782,447 shares of Common Stock available for issuance under the 2021 Equity Plan.

RSU activity for the year ended December 31, 2022 consisted of the following:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Fair Value
December 31, 2021 — RSU outstanding	1,844,820	3.60	$5,811,183
Granted	11,268,054	1.42	15,727,706
Vested	1,217,537	3.09	1,932,613
Forfeited	1,587,065	2.67	2,584,102
December 31, 2022 — RSU outstanding	10,308,272	1.45	$4,565,534

The Company recognized stock-based compensation expense in the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2022 and 2021 totaling approximately $5.2 million and $1.7 million, respectively, which consisted of the following (in thousands):

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	December 31, 2022	December 31, 2021
Cost of goods sold	$406	$—
Research and development	860	361
Sales and marketing	472	108
General and administrative	3,484	1,189
Total	$5,222	$1,658

The unamortized stock-based compensation was $13.5 million as of December 31, 2022, and weighted average remaining amortization period as of December 31, 2022 was 2.26 years.

The aggregate fair value of RSUs that vested was $1.9 million during the year ended December 31, 2022.
Note 14 — Property and Equipment, Net

Property and equipment, net for the years ended December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Equipment	$7,595	$2,484
Finance lease assets	9,283	3,378
Furniture & fixtures	173	141
Company vehicles	1,389	153
Leasehold improvements	1,401	626
Computers, software and related equipment	2,865	1,289
Construction in progress	346	826
Property and Equipment, gross	23,052	8,897
Accumulated depreciation	(4,471)	(1,471)
Property and Equipment, net	$18,581	$7,426

Depreciation expense during the years ended December 31, 2022 and 2021 totaled approximately $2.1 million and $0.7 million, respectively.
Note 15 — Commitments and Contingencies

Contractual Obligations

The Company enters into non-cancellable long-term purchase orders and vendor agreements in the normal course of business. The estimated future payments having a remaining term in excess of one year as of December 31, 2022 were as follows (in thousands):

Years ended December 31,	Minimum Purchase Commitment
2023	$1,820
2024	1,300
2025	1,300
2026	1,300
2027	1,300
Thereafter	1,300
Total	$8,320

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Legal Contingencies

Legal claims may arise from time to time in the normal course of business, the results of which may have a material effect on the Company’s accompanying consolidated financial statements. As of December 31, 2022, the Company was not a party to any legal proceedings, that individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

Note 16 — Related Party Transactions

The Company leases property in North Hollywood, California from the Valley Industrial Properties which is owned by the Sunseeker Trust. The Sunseeker Trust is an irrevocable trust with the beneficiary being the mother of the CEO, Dakota Semler. Rent expense incurred in the amount of $0.1 million for the years ended December 31, 2022 and 2021, respectively.

The Company has a contract manufacturing agreement with Fitzgerald Manufacturing Partners to provide manufacturing services. The owner of Fitzgerald is a stockholder of the Company. The Company also utilizes Metalsa S.A. de C.V., a Mexico-based automotive supplier, to provide parts and manufacturing services. Metalsa has an investment in the Company in the form of a convertible note payable which was converted as part of the Series A Financing (see Note 11 — Equity, above).

The Company had a partial recourse promissory note in the amount of $0.4 million due from the COO, Giordano Sordoni. The note was utilized to exercise options provided to him by the Company. Interest is compounded annually at a rate of 2.38%. The note was issued in the amount of $0.4 million on June 24, 2019. The full balance and interest of $15,000 was forgiven by the Company during the first quarter of 2021.

During 2021, the Company converted 34 notes payable with outstanding carrying value of $18.9 million from related parties into 19,664,000 preferred shares as described above in Note 11 — Equity. These related parties consisted of the CEO, COO, board members, board advisors, and various trusts whose beneficiaries are relatives of the CEO.

During 2021, the Company utilized employees from an entity owned by the CEO in conducting repairs and maintenance at their new headquarters. Amounts charged for these services were at the employees’ current salary rates including benefits and totaled $0.1 million during the year ended December 31, 2021. There were no comparable amounts charged during the year ended December 31, 2022.

Note 17 — Income Taxes

Income (loss) before provision for income taxes for the years ended December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
U.S.	$(73,317)	$23,403
Foreign	—	—
Income (loss) before provision for income taxes	$(73,317)	$23,403

The income tax expense for the years ended December 31, 2022 and 2021 consisted of the following (in thousands):

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	December 31, 2022	December 31, 2021
Current:
Federal	$—	$—
State	8	2
Foreign	—	—
Total current income tax expense	$8	$2
Deferred:
Federal	$—	$—
State	—	—
Foreign	—	—
Total deferred income tax expense	—	—
Income tax expense	$8	$2

The reconciliation between the provision for income tax expense and the amount of income tax computed by applying the U.S. federal statutory rate to income before provision for income taxes as shown in the accompanying consolidated statements of operations and other comprehensive loss for the years ended December 31, 2022 and 2021 consisted of the following:

	December 31, 2022	December 31, 2021
Tax provision at U.S. federal statutory rate	21.00%	21.00%
Nondeductible expenses	(0.93)	0.11
Fair value adjustments on earnout interests liability	8.22	(65.06)
Fair value adjustments on derivative liability	1.96	(16.60)
Fair value adjustments on convertible notes	—	12.66
Transaction costs	—	(21.91)
Research and development credit	3.10	(3.18)
State taxes, net of federal benefit	10.41	(20.33)
Change in valuation allowance adjustment	(44.79)	92.00
Other	1.02	1.32
Effective tax rate	(0.01)%	0.01%

The Company's components of deferred tax assets and liabilities for the years ended December 31, 2022 and 2021 consisted of the following (in thousands):

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	December 31, 2022	December 31, 2021
Deferred tax assets:
Net operating loss carryover	$39,061	$18,649
General business and other tax credits	5,622	1,180
Capitalized research and development	5,937	—
Intangible assets	2,236	2,376
Fair value adjustments	199	—
Lease liabilities	1,811	—
Stock based compensation	1,092	188
Other non-current deferred tax assets	2,747	415
Subtotal	58,705	22,808
Valuation allowance	(54,572)	(21,530)
Total	$4,133	$1,278

Deferred tax liabilities:
Fixed assets	$(998)	$(1,278)
Operating lease right-of-use asset	(1,770)	—
Other non-current deferred tax liabilities	(1,365)	—
Total	$(4,133)	$(1,278)

Net deferred tax asset	$—	$—

The Company has recorded a full valuation allowance as of December 31, 2022 and 2021 since, in the judgement of management given the Company’s history of losses, the realization of these deferred tax assets was not considered more likely than not. The valuation allowance was $54.6 million and $21.5 million as of December 31, 2022 and 2021, respectively, with increases attributable to the current year’s provision. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment.

In accordance with Internal Revenue Code Section 382 (“Section 382”) and Section 383 (“Section 383”), a corporation that undergoes an “ownership change” (generally defined as a cumulative change (by value) of more than 50% in the equity ownership of certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change net operating losses and research and development credits to offset post-change taxable income and post-change tax liabilities, respectively. The Company’s existing net operating losses and research and development credits may be subject to limitations arising from previous ownership changes, and the ability to utilize net operating losses could be further limited by Section 382 and Section 383 of the Code. In addition, future changes in the Company’s stock ownership, some of which may be outside of the Company’s control, could result in an ownership change under Section 382 and Section 383 of the Code.

As of December 31, 2022, the Company had net operating loss carryforwards of $283.8 million. This consists of approximately $141.2 million of federal net operating losses and approximately $142.6 million of state net operating losses. The federal net operating losses have an indefinite carryforward period, and the state net operating losses may expire between 2036 and 2042.

As of December 31, 2022, the Company had research and development credit carryforwards of $6.1 million. This consists of approximately $3.7 million federal research and development credits, which will begin to expire in 2041, and approximately $2.4 million California research and development credits, which do not expire.

The Company is subject to taxation and files income tax returns with the U.S. federal government and various states. The Company currently is not under audit by the Internal Revenue Service or other similar tax authorities, and generally is not subject to examination for tax years prior to 2018.

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company had no unrecognized tax benefits for the years ended December 31, 2022 and 2021. Interest and penalties related to unrecognized tax benefits are recognized in operating expenses. No such interest and penalties were recognized during the years ended December 31, 2022 and 2021. The Company does not expect the amount of unrecognized tax benefits will materially change in the next twelve months.

As a result of changes made by the Tax Cuts and Jobs Act of 2017, that became effective as of January 1, 2022, the Company is now required to capitalize for tax purposes certain research and development expenses, and amortize domestic expenses over a 5 years period and foreign expenses over a 15 year period, resulting in a deferred tax asset for the capitalized amounts.

Note 18 — Fair Value Measurements

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

Assets and liabilities carried at fair value on a recurring basis as of December 31, 2022 and 2021 consisted of the following (in thousands):

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	December 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and Cash Equivalents(1):
Money market funds	$22,481	$22,481	$—	$—
Corporate debt security	2,199	2,199	—	—
	$24,680	$24,680	$—	$—
Short-Term Investments:
U.S. treasuries	$2,181	$2,181	$—	$—
Corporate debt security	39,564	—	39,564	—
Asset-backed security and other	5,248	—	5,248	—
Non-U.S. government and supranational bonds	3,655	—	3,655	—
	$50,648	$2,181	$48,467	$—
Total Financial Assets	$75,328	$26,861	$48,467	$—

Financial Liabilities:
Private Placement Warrants	$7	$—	$7	$—
Public Warrants	654	654	—	—
Derivative Liabilities	405	—	—	405
Contingent Earn-out Shares liability	564	—	—	564
Total Financial Liabilities	$1,630	$654	$7	$969

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	December 31, 2021
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and Cash Equivalents(1):
Money market funds	$5,868	$5,868	$—	$—
Non-U.S. government and supranational bonds	647	—	647	—
Corporate debt security	1,805	—	1,805	—
	$8,320	$5,868	$2,452	$—
Short-Term Investments:
U.S. treasuries	$3,408	$3,408	$—	$—
Corporate debt security	71,349	—	71,349	—
Asset-backed security and other	2,551	—	2,551	—
Non-U.S. government and supranational bonds	16,387	—	16,387	—
Certificate of Deposit	1,001	—	1,001	—
	$94,696	$3,408	$91,288	$—
Long-Term Investments:
U.S. treasuries	$2,196	$2,196	$—	$—
Corporate debt security	42,457	—	42,457	—
Asset-backed security and other	5,410	—	5,410	—
Non-U.S. government and supranational bonds	3,753	—	3,753	—
Certificate of Deposit	1,000	—	1,000	—
	$54,816	$2,196	$52,620	$—

Financial Liabilities:
Private Placement Warrants	$140	$—	140	$—
Public Warrants	7,356	7,356	—	—
Contingent Earn-out Shares liability	29,240	—	—	29,240
Total Financial Liabilities	$36,736	$7,356	$140	$29,240

____________
(1) Included in total cash and cash equivalents on the Consolidated Balance Sheets.

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The changes in the fair value of Level 3 financial liabilities during the year ended December 31, 2022 consisted of the following (in thousands):

	Derivative Liabilities on Convertible Debentures	Contingent Earn-out Shares Liability
Fair value at December 31, 2021	$—	$29,240
Recognition of earn-out RSUs	—	6
Initial recognition of convertible debenture derivative liabilities	7,755	—
Change in fair value during the period	(7,350)	(28,682)
Fair value at December 31, 2022	$405	$564
Significant unobservable inputs related to Level 3 earn-out shares liability consisted of the following as of December 31, 2022:

	December 31, 2022	December 31, 2021
Stock price	$0.44	$3.15
Stock price volatility	80.0%	80%
Expected term	3.64 years	4.64 years
Risk-free interest rate	4.2%	1.21%

Significant unobservable inputs related to Level 3 derivative liabilities consisted of the following as of December 31, 2022:

December 31, 2022
Stock price	$0.44
Stock price volatility	80.0%
Expected term	0.86 years
Risk-free interest rate	4.6%

Note 19 — Net (Loss) Income per Share

Basic and diluted net income (loss) per share for the years ended December 31, 2022 and 2021 consisted of the following (in thousands, except for per share amounts):

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	December 31, 2022	December 31, 2021
Numerator:
Net (loss) income	$(73,325)	$23,401
Net (loss) income attributable to common stockholders, basic	(73,325)	23,401
Change in fair value of derivative liabilities, net of tax	7,350	—
Interest expense on convertible debentures, net of tax	(3,267)	—
Net (loss) income attributable to common stockholders, diluted	(77,408)	23,401
Denominator:
Basic
Weighted average common shares outstanding — basic	165,253	105,568
Basic net (loss) income per share	$(0.44)	$0.22
Diluted
Weighted average common shares outstanding from above	165,253	105,568
Add: dilutive effect of convertible debentures	9,129	2,189
Add: dilutive effect of RSUs	—	29
Weighted average common shares outstanding	174,382	107,786
Diluted net (loss) income per share	$(0.44)	$0.22

Potential weighted average shares that were excluded from the computation of diluted net (loss) income per share because their effect was anti-dilutive in December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Contingent earn-out shares	16,422	5,984
Common stock public and private warrants	18,833	6,863
Restricted stock units	10,308	—
Stock options	1,572	—
If-converted common stock from convertible debt	8,397	—
Note 20 — Subsequent Events
Convertible Debentures
Pursuant to the Convertible Debentures, as a result of the daily VWAP being less than the Floor Price for five consecutive trading days, the Company was required to make, and made, Prepayments to Yorkville in the amount of $3.7 million on January 3, 2023 and $3.2 million on January 10, 2023. Additionally, on March 21, 2023, the Company received notice that a Prepayment in the amount of $3.5 million was due on March 31, 2023, as a result of the daily VWAP being less than the Floor Price for five consecutive trading days. The Floor Price was $0.59 as of the date of this Report.

See Note 8 – Convertible Notes for additional information regarding the Convertible Debentures and the Prepayment requirement.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out evaluations of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon each of their evaluations, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at the reasonable assurance level for the year ended December 31, 2022 due to the material weakness in our internal control over financial reporting discussed below.

Management’s Annual Report on Internal Controls over Financial Reporting

Management is responsible for designing, implementing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management, including the Chief Executive Officer and Chief Financial Officer, recognizes that our disclosure controls or our internal control over financial reporting cannot prevent or detect all possible instances of errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 and, in making this assessment, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Because of the material weakness described below, our management believes that, as of December 31, 2022, our internal control over financial reporting was not effective based on those criteria.

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

As of December 31, 2022, we have identified a material weakness in internal controls related to the ineffective operation of controls related to inventory management. As a result of this material weakness, management performed additional analysis as deemed necessary to ensure that our financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Notwithstanding this material weakness, management has concluded that our audited consolidated financial statements included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented therein.
Remediation of Material Weakness in Internal Control Over Financial Reporting
In order to remediate the material weakness in internal control over financial reporting related to the ineffective operation of controls related to inventory management, management is implementing financial reporting control changes to address the material weakness. Management is implementing remediation steps to improve its disclosure controls and procedures and its internal controls over financial reporting, including further documenting and implementing control procedures to address the identified risks of material misstatements, and implementing monitoring activities over such control procedures. We believe we are on schedule to remediate the material weakness during the year ended December 31, 2023. Remediation efforts to date include the following:
•Adding additional internal controls over the inventory process
•Implementing new software tools to facilitate automated controls over the inventory process
•Partnering with external consultants specializing in public company control compliance, to assess and implement additional controls over the inventory process
To further remediate the material weakness, management, including the Chief Executive Officer and Chief Financial Officer, have reaffirmed and re-emphasized the importance of internal controls, control consciousness and a strong control environment. We also expect to continue to review, optimize and enhance our financial reporting controls and procedures. This material weakness will not be considered remediated until the applicable remediated control operates for a sufficient period of time and management has concluded, through testing, that this enhanced control is operating effectively.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2022 and delivered to stockholders in connection with our 2023 annual meeting of stockholders.

We have adopted a Code of Conduct for our directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees. Our Code of Conduct is available on our website at http://www.xostrucks.com under the “Investors” link. Within the time period required by the Securities and Exchange Commission and the Nasdaq Global Market, we will post on our website at http://www.xostrucks.com under the “Investors” link any amendment to our Code of Conduct or any waivers of such provisions granted to executive officers and directors.
Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2022 and delivered to stockholders in connection with our 2023 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2022 and delivered to stockholders in connection with our 2023 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2022 and delivered to stockholders in connection with our 2023 annual meeting of stockholders.
Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2022 and delivered to stockholders in connection with our 2023 annual meeting of stockholders.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)Financial Statements

See Index to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

(b)Financial Statement Schedule

All financial statement schedules are omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

(c)Exhibits

The documents listed in the Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K.

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

4.4	Description of Securities (incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K filed on March 30, 2022).
4.5
Amended and Restated Convertible Promissory Note, dated as of September 28, 2022, by and between Xos, Inc. and Aljomaih Automotive Co. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on September 30, 2022).

4.6	Form of Convertible Debenture, by and between Xos, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on August 11, 2022).
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

10.6#	Xos, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on August 26, 2021).
10.6a#	Form of Global Option Grant Notice (incorporated by reference to Exhibit 10.6a of the Company’s Current Report on Form 8-K filed on August 26, 2021).
10.6b#	Form of Global RSU Award Grant Notice (incorporated by reference to Exhibit 10.6b of the Company’s Current Report on Form 8-K filed on August 26, 2021).
10.7#	Xos, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on August 26, 2021).
10.8#	Third Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 11, 2022).
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

Exhibit Number	Description
10.16	Equity Purchase Agreement, dated March 23, 2022 between Xos, Inc. and YA II PN, LTD (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 28, 2022).
10.17
Note Purchase Agreement, dated as of August 9, 2022, by and between Xos, Inc. and Aljomaih Automotive Co. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 11, 2022).

10.18
Securities Purchase Agreement, dated as of August 9, 2022, by and between Xos, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 11, 2022).

10.19
Registration Rights Agreement, dated as of August 9, 2022, by and between Xos, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 11, 2022).

16.1
Letter from WithumSmith+Brown, PC to the Securities and Exchange Commission, dated May 26, 2022 (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed on May 26, 2022).

21.1	List of Subsidiaries.
23.1	Consent of Grant Thornton LLP.
23.2	Consent of WithumSmith+Brown, PC.
24.1	Power of Attorney (included on signature page hereto).
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
____________
+ Schedules and exhibits have been omitted pursuant to Item 601 (b)(2) of Regulation S-K. The Registrant agrees to furnish supple mentally copy of any omitted schedule or exhibit to the SEC upon request.
# Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2023.

XOS, INC.
By:	/s/ Dakota Semler
Name:	Dakota Semler
Title:	Chief Executive Officer (Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Dakota Semler and Kingsley Afemikhe, and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments and supplements to this Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dakota Semler	Chief Executive Officer, Chairman (Principal Executive Officer)	March 31, 2023
Dakota Semler

/s/ Kingsley E. Afemikhe	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2023
Kingsley E. Afemikhe

/s/ Giordano Sordoni	Chief Operating Officer, Director	March 31, 2023
Giordano Sordoni

/s/ Anousheh Ansari	Director	March 31, 2023
Anousheh Ansari

/s/ Alice K. Jackson	Director	March 31, 2023
Alice K. Jackson

/s/ Burt Jordan	Director	March 31, 2023
Burt Jordan

/s/ Stuart Bernstein	Director	March 31, 2023
Stuart Bernstein

/s/ George N. Mattson	Director	March 31, 2023
George N. Mattson

/s/ Ed Rapp	Director	March 31, 2023
Ed Rapp