Form 10-Q
period 2023-03-31
Xos, Inc.
filed 2023-05-11
CIK 1819493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No  ☒
The registrant had outstanding 170,540,236 shares of Common Stock, $0.0001 par value as of May 4, 2023.

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

•our ability to maintain an effective system of internal controls over financial reporting, including our ability to remediate the existing material weakness in our internal controls;

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

A discussion of these and other factors affecting our business and prospects is set forth in Part II, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023 (the “2022 Form 10-K”). We encourage investors to review these risk factors.

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

•“Fleet-as-a-Service” means our comprehensive suite of products and services facilitating commercial battery-electric fleet operations through a combination of in-house proprietary technology and turnkey solutions from industry-leading partners. The platform includes our X-Pack battery system, X-Platform modular chassis, Xos Energy SolutionsTM, service, digital fleet management products, over-the-air software update technology, and a wide range of additional service products;

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

Item 1.    Financial Statements

Xos, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
Unaudited
(in thousands, except par value)

	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$36,489	$35,631
Restricted cash	—	3,044
Accounts receivable, net	6,970	8,238
Marketable debt securities, available-for-sale	27,528	50,648
Inventories	57,007	57,540
Prepaid expenses and other current assets	8,476	8,100
Total current assets	136,470	163,201
Property and equipment, net	17,752	18,581
Operating lease right-of-use assets, net	6,172	6,555
Other non-current assets	1,821	1,599
Total assets	$162,215	$189,936

Liabilities and Stockholders’ Equity
Accounts payable	$3,533	$2,896
Convertible debt, current	19,635	26,849
Derivative liabilities	497	405
Other current liabilities	17,168	15,616
Total current liabilities	40,833	45,766
Convertible debt, non-current	19,882	19,870
Earn-out shares liability	616	564
Common stock warrant liability	666	661
Other non-current liabilities	10,467	11,000
Total liabilities	72,464	77,861
Commitment and Contingencies (Note 13)
Stockholders’ Equity
Common Stock $0.0001 par value, authorized 1,000,000 shares, 169,829 and 168,817 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	17	17
Preferred Stock $0.0001 par value, authorized 10,000 shares, 0 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	191,820	190,215
Accumulated deficit	(101,749)	(77,418)
Accumulated other comprehensive loss	(337)	(739)
Total stockholders’ equity	89,751	112,075
Total liabilities and stockholders’ equity	$162,215	$189,936

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Xos, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
Unaudited
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenues	$4,697	$7,031
Cost of goods sold	5,574	13,030
Gross loss	(877)	(5,999)

Operating expenses
General and administrative	11,599	11,322
Research and development	5,749	6,949
Sales and marketing	1,804	2,028
Total operating expenses	19,152	20,299

Loss from operations	(20,029)	(26,298)

Other (expense) income, net	(4,151)	81
Change in fair value of derivative instruments	(97)	(435)
Change in fair value of earn-out shares liability	(52)	2,624
Loss before provision for income taxes	(24,329)	(24,028)
Provision for income taxes	2	2
Net loss	$(24,331)	$(24,030)

Other comprehensive loss
Marketable debt securities, available-for-sale
Net unrealized gain (loss), net of tax of $0, for the three months ended March 31, 2023 and 2022	402	(826)
Total comprehensive loss	$(23,929)	$(24,856)

Net loss per share
Basic	$(0.14)	$(0.15)
Diluted	$(0.14)	$(0.15)
Weighted average shares outstanding
Basic	168,829	163,165
Diluted	168,829	163,165

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Xos, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
Unaudited
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value
Balance at December 31, 2021	163,137	$16	$178,851	$(4,093)	$(381)	$174,393
Stock based compensation expense	—	—	1,068	—	—	1,068
Issuance of common stock for vesting of restricted stock units	133	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	(36)	—	(97)	—	—	(97)
Issuance of common stock under Standby Equity Purchase Agreement	19	—	62	—	—	62
Net and comprehensive loss	—	—	—	(24,030)	(826)	(24,856)
Balance at March 31, 2022	163,253	$16	$179,884	$(28,123)	$(1,207)	$150,570

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value
Balance at December 31, 2022	168,817	$17	$190,215	$(77,418)	$(739)	$112,075
Stock options exercised	2	—	—	—	—	—
Stock based compensation expense	—	—	1,987	—	—	1,987
Issuance of common stock for vesting of restricted stock units	1,591	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	(581)	—	(382)	—	—	(382)
Net and comprehensive loss	—	—	—	(24,331)	402	(23,929)
Balance at March 31, 2023	169,829	$17	$191,820	$(101,749)	$(337)	$89,751

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Xos, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Unaudited
(in thousands, unaudited)

	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES:
Net loss	$(24,331)	$(24,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,000	268
Amortization of right-of-use assets	383	355
Amortization of debt discounts and issuance costs	1,798	—
Amortization of insurance premiums	1,218	—
Inventory reserves	(471)	1,064
Impairment of assets held for sale	1,039	—
Change in fair value of derivative instruments	97	435
Change in fair value of earn-out shares liability	52	(2,624)
Net realized losses on marketable debt securities, available-for-sale	91	6
Stock-based compensation expense	2,012	1,391
Other non-cash items	(475)	732
Changes in operating assets and liabilities:
Accounts receivable	1,268	(3,495)
Inventories	1,064	(7,910)
Prepaid expenses and other current assets	(1,791)	1,914
Other assets	(222)	—
Accounts payable	635	(2,620)
Other liabilities	1,307	3,210
Net cash used in operating activities	(15,326)	(31,304)

INVESTING ACTIVITIES:
Purchase of property and equipment	(253)	(2,998)
Proceeds from sales and maturities of marketable debt securities, available-for-sale	23,065	30,151
Net cash provided by investing activities	22,812	27,153

FINANCING ACTIVITIES:
Principal payment of equipment leases	(600)	(83)
Proceeds from short-term insurance financing note	2,187	—
Payment for short-term insurance financing note	(1,427)	—
Payments of convertible notes and prepayment premiums	(9,450)	—
Taxes paid related to net share settlement of stock-based awards	(382)	(98)
Net cash used in financing activities	(9,672)	(181)

Net decrease in cash, cash equivalents and restricted cash	(2,186)	(4,332)
Cash, cash equivalents and restricted cash, beginning of period	38,675	19,176
Cash, cash equivalents and restricted cash, end of period	$36,489	$14,844

Reconciliation of Cash, Cash Equivalents and Restricted Cash to Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$36,489	$11,810
Restricted cash	—	3,034

Total cash, cash equivalents and restricted cash	$36,489	$14,844

Supplemental disclosure of cash flow information
Cash paid for interest	$980	$—
Supplemental disclosure of non-cash investing and financing activities
Purchase of property and equipment in accounts payable	$2	$97
Recognition of right-of-use asset and lease liabilities upon ASC 842 adoption on 1/1/2022	$—	$7,682
Right-of-use asset obtained in exchange for operating lease obligations	$—	$437

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

Liquidity

As an early stage growth company, the net losses and cash outflows the Company has incurred since inception are consistent with its strategy and budget. The Company will continue to incur net losses and cash outflows in accordance with its operating

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
plan as the Company continues to expand its research and development activities with respect to its vehicles and battery systems, scale its operations to meet anticipated demand and establish its Fleet-as-a-Service offering. As a result, the Company strives to maintain robust access to capital in order to fund and scale its operations. The Company may raise additional capital through a combination of debt financing, other non-dilutive financing and/or equity financing, including through asset-based lending and/or receivable financing. The Company’s ability to access capital when needed is not assured and, if capital is not available to the Company when and in the amounts needed, the Company could be required to delay, scale back or abandon some or all of its development programs and other operations, which could materially harm its business, prospects, financial condition and operating results. Global economic conditions have been worsening, with disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the effects of COVID-19, recessions, rising inflation rates, including the recent and potential bank failures, supply chain disruption, fuel prices, international currency fluctuations, and geopolitical events such as local and national elections, corruption, political instability and acts of war or military conflict including repercussions of the war between Russia and Ukraine, or terrorism. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce or eliminate its commercialization, research and development programs and/or other efforts.

In August 2021, the Company consummated the Business Combination, which resulted in net cash proceeds of approximately $216.7 million. In December 2020, the Company had the initial closing of its Series A Financing, and in the first quarter of 2021, the Company completed the Series A Financing, including the conversion of all its convertible notes into shares of Legacy Xos preferred stock. As of March 31, 2023, the Company’s principal sources of liquidity were its cash and cash equivalents and investments in marketable debt securities, available-for-sale aggregating to $64.0 million. The Company’s short-term uses of cash are for working capital and to pay interest on its debt and its long-term uses of cash are for working capital and to pay the principal of its indebtedness.

The Company believes that its existing cash resources are sufficient to support planned operations for the next 12 months, and the Company has a base of assets against which it expects to be able to borrow in the future. The Company believes it will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and advances under the Standby Equity Purchase Agreement (the "SEPA"). In addition, the Company may seek to raise additional capital through debt financing through asset-based lending and/or receivable financing or through the sale of equity or debt securities.

Supply Chain Disruptions

The Company’s ability to source certain critical inventory items has been impacted by negative global economic conditions caused by factors such as the COVID-19 pandemic, and may continue to be impacted in the future. The Company continues to face widespread shortages for specific components, such as semiconductor chips and battery cells, and disruptions to the supply of components due to port congestion and fluctuating fuel prices.

Despite these disruptions, the Company has taken significant measures to source inventory for its vehicles and its supply chain team has been working with vendors to find alternative solutions to overcome these constraints and where appropriate, working to find alternate sources of supply for critical components, including placing orders in advance of projected need to ensure inventory is able to be delivered in time for production plans.

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

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Legacy Xos and Xos Services. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments (primarily consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2022 and 2021 presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenues and expenses during the reporting periods. The areas with significant estimates and judgments include, among others, inventory valuation, incremental borrowing rates for assessing operating and financing lease liabilities, useful lives of property and equipment, contingent earn-out shares liability, stock-based compensation, valuation of convertible debt and related embedded derivatives, common stock warrant liability and product warranty liability. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to the Company’s financial statements.

Accounts Receivable, Net

The Company records unsecured and non-interest bearing accounts receivable at the gross invoice amount, net of any allowance for expected credit losses. The Company maintains its allowance for expected credit losses at a level considered adequate to provide for potential account losses on the balance based on management’s evaluation of past losses, current customer conditions, and the anticipated impact of current economic conditions. The Company recorded an allowance for expected credit losses of $39,000 as of March 31, 2023. No allowance for doubtful accounts was recorded as of March 31, 2022.

Investments in Marketable Debt Securities, Available-for-Sale

The Company maintains a portfolio of investments in a variety of fixed and variable rate debt securities, including U.S. treasuries, corporate debt, asset-backed securities and other, non-U.S. government and supranational bonds and certificate of deposit. The Company considers its investments in marketable debt securities to be available-for-sale, and accordingly, are recorded at their fair values. The Company determines the appropriate classification of investments in marketable debt securities at the time of purchase. Unrealized gains and losses on marketable debt securities, available-for-sale are recorded in Accumulated other comprehensive loss which is included within stockholders’ equity. Interest along with amortization of purchase premiums and accretion of discounts from the purchase date through the estimated maturity date, including consideration of variable maturities and contractual call provisions, are included in other income (expenses), net in the condensed consolidated statements of operations and comprehensive loss. Realized gains and losses on the sale of marketable debt securities, available-for-sale are recorded in Other (expense) income, net. The Company typically invests in highly-rated debt securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires substantially all investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. See Note 8 — Investments for additional information.

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments — Credit Losses which requires that credit losses be presented as an allowance rather than as an impairment write-down. Adoption of the standard had no material impact on its financial statements.

The Company reviews quarterly its investment portfolio of all securities in an unrealized loss position to determine if an impairment charge or credit reserve is required. The Company excludes accrued interest from both the fair value and the amortized cost basis of marketable debt securities, available-for-sale, for the purposes of identifying and measuring an impairment. An investment is impaired if the fair value is less than its amortized cost basis. Impairment relating to credit losses is recorded through a reduction in the amortized cost of the security or an allowance for credit losses and credit loss expense (included in selling, general and administrative expense), limited by the amount that the fair value is less than the amortized cost basis. Impairment that has not been recorded as a credit loss is recorded through other comprehensive income (loss), net of applicable taxes. The Company made an accounting policy election to not measure an allowance for credit losses for accrued interest receivables. The Company evaluates write-off of accrued interest receivable at the time credit loss exists for the underlying security. As of March 31, 2023 and 2022, we did not recognize any allowance for expected credit losses or impairment, respectively, on marketable debt securities - available-for-sale.

Warranty Liability

The Company provides customers with a product warranty that assures that the products meet standard specifications and are free for periods typically between 2 to 5 years. The Company accrues warranty reserve for the products sold, which includes its best estimate of the projected costs to repair or replace items under warranties and recalls if identified. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain given the Company’s relatively short history of sales, and changes to its historical or projected warranty experience may cause material changes to the warranty reserve in the future. Claims incurred under the Company’s standard product warranty programs are recorded based on open claims. The Company recorded warranty liability within other current liabilities in the consolidated balance sheets as of March 31, 2023 and December 31, 2022.

The reconciliation of the change in the Company’s product liability balances consisted of the following (in thousands):

	March 31, 2023	March 31, 2022
Warranty liability, beginning of period	$1,099	$177
Reduction in liability (payments)	(216)	—
Increase in liability	272	298
Warranty liability, end of period	$1,155	$475

Concentrations of Credit and Business Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of March 31, 2023 and 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

During the three months ended March 31, 2023, one customer accounted for 82% of the Company’s revenues (gross of customer returns). During the three months ended March 31, 2022, three customers accounted for 24%, 11%, and 10% of the Company’s revenues. As of March 31, 2023, two customers accounted for 59% and 15% of the Company’s accounts receivable. As of March 31, 2023, four customers accounted for 13%, 11%, 11%, and 11% of the Company’s accounts receivable.

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

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
Recent Accounting Pronouncements Issued and Adopted:

The Company adopted ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), as amended, on January 1, 2023 using the modified retrospective approach method. As of March 31, 2023 and December 31, 2022 the Company had $27.5 million and $50.6 million, respectively, in marketable debt securities, available for sale which are subject to the new standard. As of January 1, 2023 and March 31, 2023, these marketable debt securities, available for sale have an average credit rating of A and no allowance for expected credit losses has been recorded. Under the modified retrospective approach, the Company would record a cumulative effect adjustment to retained earnings by recording an initial allowance for credit losses on marketable debt securities, available-for sale. Periods presented that are prior to the adoption date of January 1, 2023 will not be adjusted. ASU 2016-13 replaced the incurred loss impairment model with a methodology that reflects a current expected credit loss and made targeted changes to the impairment model for available-for-sale debt securities. ASU 2016-13 impacted all of the Company’s investments held at fair value, which included its marketable debt securities, available for sale. Upon adoption of ASU 2016-13 on January 1, 2023, no adjustment was recorded by the Company for an initial allowance for credit losses on marketable debt securities, available for sale and there was no cumulative effect adjustment to retained earnings. Subsequent increases or decreases in the allowance for credit losses on marketable debt securities, available for sale will be recorded in the Company's condensed consolidated statements of operations and comprehensive loss.

ASU 2016-13 also applied to the Company’s other financial assets including loans, trade receivables and other financial assets that have the contractual right to receive cash. These other financial assets were evaluated and the adoption of ASU 2016-13 did not have a material impact on the Company’s condensed consolidated financial statements.

Note 3— Revenue Recognition
Disaggregated revenues by major source for the three months ended March 31, 2023 and 2022 consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Product and service revenue
Stepvans & vehicle incentives(1)	$4,262	$6,863
Powertrains	5	14
Fleet-as-a-Service	166	95
Total product and service revenue	4,433	6,972
Ancillary revenue	264	59
Total revenues	$4,697	$7,031
____________
(1)Amounts are net of returns.

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
Note 4 — Inventories
Inventory amounted to $57.0 million and $57.5 million as of March 31, 2023 and December 31, 2022, respectively, and consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$39,412	$40,271
Work in process	3,213	4,618
Finished goods	14,382	12,651
Total inventories	$57,007	$57,540
Inventories as of March 31, 2023 and December 31, 2022 was comprised of raw materials, work in progress related to the production of vehicles for sale and finished goods inventory including vehicles in transit to fulfill customer orders, new vehicles and Energy Services products available for sale and new vehicles awaiting final pre-delivery quality review inspection.

Note 5 — Selected Balance Sheet Data
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid inventories	$2,263	$2,372
Prepaid expenses and other(1)	1,295	1,299
Contract assets	1,132	290
Financed insurance premiums	3,036	2,289
Assets held for sale	750	1,850
Total prepaid expenses and other current assets	$8,476	$8,100
____________
(1) Primarily relates to prepaid insurance, licenses, subscriptions, contract assets and other receivables.

Other Current Liabilities
Other current liabilities as of March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued expenses and other(1)	$7,232	$7,589
Contract liabilities	764	193
Customer deposits	1,194	721
Warranty liability	1,155	1,099
Equipment notes payable	314	303
Short-term insurance financing notes	2,824	2,065
Operating lease liabilities, current	1,557	1,530
Finance lease liabilities, current	2,128	2,116
Total other current liabilities	$17,168	$15,616
____________

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(1)Primarily relates to accrued inventory purchases, personnel costs, wages, health benefits, vacation and other accruals.

Revenue recognized from the customer deposits balance as of December 31, 2022 was $0.2 million for the three months ended March 31, 2023.

Other Non-Current Liabilities

Other non-current liabilities as of March 31, 2023 and December 31, 2022 consisted of the following (in thousands)

	March 31, 2023	December 31, 2022
Accrued interest expense	$1,277	$784
Equipment notes payable, non-current	860	942
Operating lease liabilities, non-current	4,770	5,174
Finance lease liabilities, non-current	3,560	4,100
Total other non-current liabilities	$10,467	$11,000

Note 6 — Earn-out Shares Liability

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

As of March 31, 2023 and December 31, 2022, the fair value of the Earn-out Shares liability was estimated to be $0.6 million and $0.6 million, respectively. The Company recognized a loss on the change in fair value in Earn-out Shares liability of $52,000 and gain of $2.6 million in its consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022, respectively.

The allocated fair value to the Earn-out RSU component, which is covered by ASU 718, Compensation — Stock Compensation, is recognized as stock-based compensation expense over the vesting period commencing on the grant date of the award.

Note 7 — Convertible Notes
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

The Convertible Debentures bear interest at an annual rate of 6%, payable at maturity, and have a maturity date of November 11, 2023, which the Company may extend by an additional three months in certain instances. The interest rate will increase to an annual rate of (i) 10% upon the occurrence and during the continuance of an event of default, and (ii) 7.5% for so long as “Registration Event” (as defined in the Convertible Debentures) remains in effect in accordance with the Registration Rights Agreement (described below). The Convertible Debentures provide a conversion right, in which any portion of the principal amount of the debt, together with any accrued but unpaid interest, may be converted into the Common Stock at a conversion price equal to the lower of (i) $2.4733 or (ii) 97% of the lowest daily volume weighted average price (“VWAP”) of the Common Stock during the three consecutive trading days immediately preceding the conversion (but not lower than a certain floor price (“Floor Price”) that is subject to further adjustment in accordance with the terms of the Convertible Debentures). The Floor Price was $0.59 as of March 31, 2023.

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

The Convertible Debentures include a monthly prepayment provision that is triggered if (i) the daily VWAP of the Company’s Common Stock is less than the Floor Price for 5 consecutive trading days or (ii) the Company has issued pursuant to the Convertible Debentures in excess of 95% of the Common Stock available under the Exchange Cap, as defined in the Convertible Debentures. If this provision is triggered, the Company is required to make monthly payments, beginning on the 10th calendar day after the triggering date, of up to $4.0 million of principal (subject to a redemption premium of 5%) plus accrued and unpaid interest, subject to certain conditions (“Prepayments”). The monthly Prepayment requirement will cease if (i) the Company provides Yorkville a reset notice reducing the Floor Price, limited to no more than 85% of closing price on the trading day immediately prior to the notice and not less than $0.50 or (ii) the daily VWAP is greater than the Floor Price for 3 consecutive trading days. In the event the monthly Prepayment provision was triggered by the issuance in excess of 95% of the Common Stock available under the Exchange Cap, the monthly Prepayment requirement will cease on the date the Company has obtained stockholder approval to increase the number of shares of Common Stock available under the Exchange Cap and/or

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
the Exchange Cap no longer applies. The monthly Prepayment requirement will cease upon the payment in full of all obligations under the Convertible Debentures. Three Prepayments, which included $9.0 million of principal payments, $0.5 million payment of redemption premiums and $1.0 million payment of accrued interest, were made during the three months ended March 31, 2023.

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

The derivative features of the Convertible Debentures are carried on the Company’s consolidated balance sheet at fair value of $0.5 million and $0.4 million in Derivative liabilities as of March 31, 2023 and December 31, 2022, respectively. For the three months ended March 31, 2023, the Company recorded a loss on the change in fair value of derivative liabilities of $0.1 million. The derivative liabilities associated with the Convertible Debentures will remain in effect until such time as the underlying convertible notes are exercised or terminated (see Note 10 — Derivative Instruments). The Company classified the Convertible Debentures and associated derivative liabilities as current liabilities given a maturity date of less than one year.

The Company received proceeds, net of a 2% original issuance discount, of $34.3 million from Yorkville. Debt issuance costs of $0.3 million were recorded at inception of the Convertible Debentures. Debt discount and issuance costs are amortized through the maturity date of the debenture using the effective interest rate method.

The Convertible Debentures will not be included in the computation of either basic or diluted EPS for the three months ended March 31, 2023 in Note 16 — Net Loss per Share. This financial instrument is not included in basic EPS because it does not represent participating securities. Further, the Convertible Debentures are not included in diluted EPS because the Company reported a net loss from continuing operations for the three months ended March 31, 2023; thus, including these financial instruments would have an antidilutive effect on EPS.

As of March 31, 2023 and December 31, 2022, the Company had a principal balance of $24.0 million outstanding, net of unamortized debt discounts and issuance costs of $4.4 million and $33.0 million outstanding, net of unamortized debt discounts and issuance costs of $6.2 million, respectively. Amortization of debt discounts and issuance costs, recorded in other income (expense), net, for the three months ended March 31, 2023 totaled $1.8 million. The Company recorded interest expense of $0.4 million in other income (expense), net related to the Convertible Debentures during the three months ended March 31, 2023.
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

The Note bears interest at a rate of 10.0% per annum, payable at maturity in validly issued, fully paid and non-assessable shares of Common Stock (“Interest Shares”), unless earlier converted or paid. The Note matures on August 11, 2025. If the 10-day VWAP ending on the trading day immediately prior to the applicable payment date is greater than or equal to the Nasdaq Minimum Price (as defined in the Note) or the Company has received the requisite approval from its stockholders, the number of Interest Shares to be issued will be calculated based on the 10-day; otherwise, the number of Interest Shares to be issued will be based on the Nasdaq Minimum Price. The conversion price for the Note will initially be equal to $2.3817 per share, subject to adjustment in some events pursuant to the terms of the Note. The Company will have the right, in its sole discretion and exercisable at its election by sending notice of such exercise to Aljomaih, to irrevocably fix the method of settlement that will apply to all conversions of Notes. Methods of settlement include (i) physical settlement in shares of Common Stock, (ii) cash settlement determined by multiplying the principal being converted by the 10-day VWAP ending on the trading day immediately prior to the conversion date and dividing by the conversion price, or (iii) a combination of Common Stock and cash.

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

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

The Note will not be included in the computation of either basic or diluted EPS for the three months ended March 31, 2023 in Note 16 - Net Loss per Share. This financial instrument is not included in basic EPS because it does not represent participating securities. Further, the Note is not included in diluted EPS because the Company reported a net loss from continuing operations for the three months ended March 31, 2023; thus, including these financial instruments would have an antidilutive effect on EPS.

As of March 31, 2023 and December 31, 2022, the Company had a principal balance of $20.0 million outstanding, net of unamortized debt and issuance costs of $0.1 million and $20.0 million outstanding, net of unamortized debt and issuance costs $0.1 million, respectively. Amortization of debt issuance costs, recorded in other income (expense), net, for the three months ended March 31, 2023 was immaterial. The Company recorded interest expense of $0.5 million in other income (expense), net related to the Note during the three months ended March 31, 2023.

Note 8 — Investments
Amortized cost, gross unrealized gains/losses in accumulated other comprehensive loss and fair value of marketable debt securities, available-for-sale, by type of security as of March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Corporate debt security	$24,185	$—	$(303)	$23,882
U.S. treasuries	651	—	(1)	650
Asset-backed security and other	3,029	—	(33)	2,996
	$27,865	$—	$(337)	$27,528

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Corporate debt security	$40,177	$—	$(612)	$39,565
U.S. treasuries	2,201	—	(21)	2,180
Asset-backed security and other	5,324	—	(76)	5,248
Non-U.S. government and supranational bonds	3,685	—	(30)	3,655
	$51,387	$—	$(739)	$50,648

As of March 31, 2023, no allowance for credit losses was recorded related to an impairment of available-for-sale securities.

The Company’s investments in marketable debt securities, available-for-sale that have been in a continuous unrealized loss position by type of security as of March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt security	$405	$—	$23,477	$(303)	$23,882	$(303)
U.S. treasuries	—	—	650	(1)	650	(1)
Asset-backed security and other	—	—	2,996	(33)	2,996	(33)
	$405	$—	$27,123	$(337)	$27,528	$(337)

	December 31, 2022
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt security	$1,790	$(2)	$37,775	$(610)	$39,565	$(612)
U.S. treasuries	—	—	2,180	(21)	2,180	(21)
Asset-backed security and other	—	—	5,248	(76)	5,248	(76)
Non-U.S. government and supranational bonds	—	—	3,655	(30)	3,655	(30)
	$1,790	$(2)	$48,858	$(737)	$50,648	$(739)

Gross realized gains and gross realized losses from the sales of the Company’s marketable debt securities, available-for-sale for the three months ended March 31, 2023 and 2022 consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Gross realized gains	$—	$—
Gross realized losses	$(91)	$(6)

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Amortized cost and fair value of marketable debt securities, available-for-sale by contractual maturity as of March 31, 2023 consisted of the following (in thousands, except weighted average data):

	Amortized Cost	Fair Value
Due in one year or less	$27,865	$27,528
Weighted average contractual maturity		0.3 years

Amortized cost and fair value of marketable debt securities, available-for-sale by contractual maturity as of December 31, 2022 consisted of the following (in thousands, except weighted average data):

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

Nasdaq Deficiency Letter: On December 28, 2022, the Company received a deficiency letter (the “Letter”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the last 30 consecutive business days prior to the date of the Letter, the closing bid price for the Common Stock, was below $1.00 per

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
share, which is the minimum closing bid price required for continued listing on the Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1) (“Rule 5450(a)(1)”).

Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company is provided with a grace period of 180 calendar days, or until June 26, 2023, to meet the minimum bid price requirement of Rule 5450(a)(1) under the listing rules of Nasdaq. If at any time during the 180-calendar day grace period, the closing bid price of the Common Stock is at least $1.00 per share for a minimum of ten consecutive business days (unless the Nasdaq staff exercises its discretion to extend this ten business day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H)), Nasdaq will provide the Company written confirmation of compliance and the matter will be closed.

In the event the Company does not regain compliance within the 180-calendar day grace period, the Company may be eligible for an additional 180-calendar day grace period if it applies to transfer the listing of the Common Stock to the Nasdaq Capital Market. To qualify, the Company must meet the continued listing requirement for the applicable market value of publicly held shares requirement and all other applicable initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price requirement, based on the Company’s most recent public filings and market information and provide written notice of its intention to cure the minimum bid price deficiency during the second compliance period by effecting a reverse stock split, if necessary. If the Nasdaq staff determines that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible for such additional compliance period, Nasdaq will provide notice that the Common Stock will be subject to delisting. The Company would have the right to appeal a determination to delist the Common Stock, and the Common Stock would remain listed on the Nasdaq Global Market until the completion of the appeal process.
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

As of March 31, 2023 and December 31, 2022, the remaining commitment available under the agreement was $120.7 million.

Note 10 — Derivative Instruments

Public and Private Placement Warrants

As of March 31, 2023, the Company had 18,633,301 Public Warrants and 199,997 Private Placement Warrants outstanding, with fair values of $0.7 million and $7,000, respectively.

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

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
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

Embedded Derivative Liabilities on Convertible Debentures

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
The Convertible Debentures are principally debt financial instrument hosts containing various embedded features and options. Upon analysis of these features and options, the Company identified one option present within both Convertible Debentures which required bifurcation from the host debt contract upon issuance of each debenture and subsequent periodic valuation under ASC 815. The Company estimates the fair value of the embedded features using a Monte Carlo simulation (see Note 17 — Fair Value Measurements). The carrying value of the embedded derivatives on the Convertible Debentures were recorded as derivative liabilities on the consolidated balance sheets and changes in fair value are reflected within the consolidated statements of operations and comprehensive loss.

Note 11 — Share-Based Compensation

2018 Stock Plan

On November 27, 2018, the Legacy Xos’ board of directors and stockholders adopted the 2018 Stock Plan. There are no shares available for issuance under the 2018 Stock Plan; however, the 2018 Stock Plan continues to govern the terms and conditions of the outstanding awards granted under the 2018 Stock Plan.

Options

As of March 31, 2023, there were 1,569,996 Options outstanding under the 2018 Stock Plan. The amount and terms of Option grants were determined by the board of directors of Legacy Xos. The Options granted under the 2018 Stock Plan generally expire within 10 years from the date of grant and generally vest over 4 years, at the rate of 25% on the first anniversary of the date of grant and ratably on a monthly basis over the remaining 36-month period thereafter based on continued service.

Stock option activity during the three months ended March 31, 2023 consisted of the following:

	Options	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Years	Intrinsic Value
December 31, 2022 — Options outstanding	1,572,451	$0.02	$0.02	7.14	$670,451
Granted	—	—	—
Exercised	1,647	0.02	0.02
Forfeited	808	0.02	0.02
March 31, 2023 — Options outstanding	1,569,996	$0.02	$0.02	6.90	$798,297
March 31, 2023 — Options vested and exercisable	1,105,080	$0.02	$0.02	6.74	$562,066

Aggregate intrinsic value represents the difference between the exercise price of the options and the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised during the three months ended March 31, 2023 and 2022 were approximately $800 and $1,000, respectively.

The Company estimates the fair value of options utilizing the Black-Scholes option pricing model, which is dependent upon several variables, including expected option term, expected volatility of the Company's share price over the expected term, expected risk-free rate and expected dividend yield rate. There were no option grants during the three months ended March 31, 2023 and 2022.

2021 Equity Incentive Plan

On August 19, 2021 the Company’s stockholders approved the 2021 Equity Incentive Plan (the “2021 Equity Plan”), which was ratified by the Company’s board of directors on August 20, 2021. The 2021 Equity Plan provides for the grant of incentive stock options (“ISOs”), within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) to employees, including employees of any parent or subsidiary, and for the grant of no statutory stock options (“NSOs”), stock

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
appreciation rights, restricted stock awards, RSUs, performance awards and other forms of awards to employees, directors and consultants, including employees and consultants of Xos’ affiliates.

As of March 31, 2023, there were 20,701,956 shares of Common Stock available for issuance under the 2021 Equity Plan.

RSU activity during the three months ended March 31, 2023 consisted of the following:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Fair Value
December 31, 2022 — RSUs outstanding	10,308,272	$1.45	$4,565,534
Granted	1,156,455	$0.83	$969,652
Vested	1,590,991	$1.02	$1,089,668
Forfeited	650,204	$1.21	$514,189
March 31, 2023 — RSUs outstanding	9,223,532	$1.47	$4,842,354

The Company recognized stock-based compensation expense (including earn-out RSUs) in the condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2023, and 2022 totaling approximately $2.0 million and $1.4 million, respectively, which consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of goods sold	$129	$29
Research and development	501	261
Sales and marketing	267	58
General and administrative	1,115	1,043
Total stock-based compensation expense	$2,012	$1,391

The unamortized stock-based compensation expense was $12.1 million as of March 31, 2023, and weighted average remaining amortization period as of March 31, 2023 was 2.53 years.

The aggregate fair value of RSUs that vested was $1.1 million during the three months ended March 31, 2023.

Note 12 — Property and Equipment, Net
Property and equipment, net consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Equipment	$7,595	$7,595
Finance lease assets	9,283	9,283
Furniture & fixtures	173	173
Company vehicles	1,451	1,389
Leasehold improvements	1,401	1,401
Computers, software and related equipment	3,057	2,865
Construction in progress	347	346
Property and equipment, gross	23,307	23,052
Accumulated depreciation	(5,555)	(4,471)
Property and equipment, net	$17,752	$18,581

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Depreciation expense during the three months ended March 31, 2023 and 2022 totaled approximately $1.0 million and $0.3 million, respectively.

Note 13 — Commitments and Contingencies
Contractual Obligations

The Company enters into non-cancellable long-term purchase orders and vendor agreements in the normal course of business. The estimated future payments having a remaining term in excess of one year as of March 31, 2023 were as follows (in thousands):

Years ended December 31,	Minimum Purchase Commitment
2023 (remainder of the year)	$1,820
2024	1,300
2025	1,300
2026	1,300
2027	1,300
Thereafter	1,300
Total	$8,320
Legal Contingencies

Legal claims may arise from time to time in the normal course of business, the results of which may have a material effect on the Company’s accompanying unaudited condensed consolidated financial statements. As of March 31, 2023 and December 31, 2022, the Company was not a party to any legal proceedings, that individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

Note 14 — Related Party Transactions

The Company leased property in North Hollywood, California from the Valley Industrial Properties which is owned by the Sunseeker Trust. The Sunseeker Trust is an irrevocable trust with the beneficiary being the mother of the CEO, Dakota Semler. The lease expired during April 2022 and the Company continued to lease the space on a month-to-month basis through December 31, 2022. Rent expense during the three months ended March 31, 2022 amounted to $35,000.

The Company has a contract manufacturing agreement with Fitzgerald Manufacturing Partners to provide manufacturing services. The owner of Fitzgerald Manufacturing Partners is a stockholder of the Company. We also have lease agreements with Fitzgerald Manufacturing Partners, for which we recorded rent expense of $0.2 million during each of the three months ended March 31, 2023 and 2022.

Note 15 — Income Taxes

The effective tax rate during each of the three months ended March 31, 2023 and 2022 was 0%, respectively. State minimum taxes combined with losses resulted in an effective tax rate below the statutory tax rate of 21% for the three months ended March 31, 2023.
The Company recognizes tax benefits related to positions taken, or expected to be taken, on its tax returns only if the positions are "more-likely-than-not" sustainable. Once this threshold has been met, the Company's measurement of its expected tax benefits is recognized in its financial statements. The Company does not have any uncertain tax positions that meet this threshold as of March 31, 2023 and December 31, 2022.

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

The Company is subject to taxation and files income tax returns with the U.S. federal government and various states. The tax periods 2018 through 2022 remain open in most jurisdictions. The Company is not currently under audit by the Internal Revenue Service or other similar tax authorities, and generally is not subject to examination for tax years prior to 2018.

At March 31, 2023, the Company's deferred income taxes were in a net asset position mainly due to deferred tax assets generated by net operating losses. The Company assesses the likelihood that its deferred tax assets will be realized. A full review of all positive and negative evidence needs to be considered, including the Company's current and past performance, the market environments in which the Company operates, the utilization of past tax credits, the length of carryback and carryforward periods, and tax planning strategies that might be implemented. Management believes that, based on a number of factors, it is more likely than not that all or some portion of the deferred tax assets may not be realized; accordingly, the Company has provided a valuation allowance against its net deferred tax assets at March 31, 2023 and December 31, 2022.

Note 16 — Net Loss per Share

Basic and diluted net loss per share for the three months ended March 31, 2023 and 2022 consisted of the following (in thousands, except for per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(24,331)	$(24,030)
Net loss attributable to common stockholders, basic	(24,331)	(24,030)
Net loss attributable to common stockholders, diluted(1)	$(24,331)	$(24,030)

Denominator:
Basic
Weighted average shares outstanding, basic	168,829	163,165
Basic net loss per share	$(0.14)	$(0.15)

Diluted
Weighted average shares outstanding, diluted(1)	168,829	163,165
Diluted net loss per share	$(0.14)	$(0.15)
____________

(1)Net loss attributable to common stockholders, diluted excludes adjustments related to the change in fair value of derivative liabilities, interest expense and amortization of discounts and issuance costs related to Convertible Debentures. Additionally, weighted average shares outstanding, diluted excludes the if-converted shares related to Convertible Debentures. These adjustments were excluded from the calculation of diluted net loss per share as they would have an antidilutive effect (see Note 7 - Convertible Notes).

Potential weighted average shares that were excluded from the computation of diluted net income (loss) per share because their effect was anti-dilutive as of March 31, 2023 and 2022 consisted of the following (in thousands):

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

	March 31, 2023	March 31, 2022
Contingent earn-out shares	16,422	16,422
Common stock public and private warrants	18,833	18,833
Restricted stock units	9,224	731
Stock options	1,570	1,813
Convertible debt	50,518	—

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

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments in marketable debt securities, available-for-sale, accounts payable, other current liabilities, Warrants, convertible debt and the associated derivative liability. The fair value of cash and accounts receivable approximates carrying value due to their short-term maturity.

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

Assets and liabilities carried at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

	March 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and Cash Equivalents(1):
Money market funds	$30,417	$30,417	$—	$—
	30,417	30,417	—	—
Short-Term Investments:
U.S. treasuries	650	650	—	—
Corporate debt security	23,882	—	23,882	—
Asset-backed security and other	2,996	—	2,996	—
	27,528	650	26,878	—
Total financial assets	$57,945	$31,067	$26,878	$—

Financial liabilities:
Private Placement Warrants	$7	$—	$7	$—
Public Warrants	659	659	—	—
Derivative Liabilities	497	—	—	497
Contingent Earn-out Shares liability	616	—	—	616
Total financial liabilities	$1,779	$659	$7	$1,113

____________
(1) Included in total cash and cash equivalents in the condensed consolidated balance sheets.

	December 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and Cash Equivalents(1):
Money market funds	$22,481	$22,481	$—	$—
Corporate debt security	2,199	2,199	—	—
	24,680	24,680	—	—
Short-Term Investments:
U.S. treasuries	2,180	2,180	—	—
Corporate debt security	39,565	—	39,565	—
Asset-backed security and other	5,248	—	5,248	—
Non-U.S. government and supranational bonds	3,655	—	3,655	—
	50,648	2,180	48,468	—
Total financial assets	$75,328	$26,860	$48,468	$—

Financial liabilities:
Private Placement Warrants	$7	$—	$7	$—
Public Warrants	654	654	—	—
Derivative Liabilities	405	—	—	405
Contingent Earn-out Shares liability	564	—	—	564
Total financial liabilities	$1,630	$654	$7	$969

Xos, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
____________
(1) Included in total cash and cash equivalents in the condensed consolidated balance sheets.

The changes in the fair value of Level 3 financial liabilities during the three months ended March 31, 2023 consisted of the following (in thousands):

	Derivative Liabilities on Convertible Debentures	Contingent Earn-out Shares Liability
Fair value at December 31, 2022	$405	$564
Recognition of earn-out RSUs	—	—
Change in fair value during the period	92	52
Fair value at March 31, 2023	$497	$616

Significant unobservable inputs related to Level 3 earn-out shares liability consisted of the following:

	March 31, 2023	December 31, 2022
Stock price	$0.53	$0.44
Stock price volatility	80%	80%
Expected term	3.39 years	3.64 years
Risk-free interest rate	3.8%	4.2%

Significant unobservable inputs related to Level 3 derivative liabilities consisted of the following:

	March 31, 2023	December 31, 2022
Stock price	$0.53	$0.44
Stock price volatility	80%	80%
Expected term	0.62 years	0.86 years
Risk-free interest rate	4.8%	4.6%

Note 18 — Subsequent Events
Convertible Debentures
Pursuant to the Convertible Debentures, as a result of the daily VWAP being less than the Floor Price for five consecutive trading days, the Company was required to make, and made, a Prepayment to Yorkville in the amount of $3.1 million on May 4, 2023. The Floor Price was $0.59 as of the date of this Report.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information which Xos’ management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read together with the unaudited condensed consolidated financial statements and related notes that are included in this Report. You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Report and our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section entitled “Risk Factors”. Unless the context otherwise requires, references in this “Xos Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of Xos and its consolidated subsidiaries.
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

We currently manufacture a Class 5-6 MD X-Platform with multiple body options to address different customer use cases, including parcel delivery, linen, food & beverage, and armored cash transport. In May 2022, we launched our Class 7-8 HD X-Platform. We plan to continue to develop the HD X-Platforms for future customer use in regional haul fleets with body configurations to include box trucks, refrigerated units, and flatbeds.

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

During the three months ended March 31, 2023, we sold 30 vehicles and 1 powertrain, respectively. During the three months ended March 31, 2022, we sold 56 vehicles. Actual sales performance during the current period is down due to ongoing charging infrastructure delays.

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

During the three months ended March 31, 2023, we generated $4.3 million in revenue (or 91% of revenue) from vehicle and powertrain sales, $0.2 million (or 3% of revenue) from Fleet-as-a-Service revenue, and $0.2 million (or 6% of revenue) from ancillary revenue. During the three months ended March 31, 2022, we generated $6.9 million in revenue (or 98% of revenue) from vehicle and powertrain sales, $0.1 million (or 1% of revenue) from Fleet-as-a-Service revenue, and an immaterial amount (or 1% of revenue) from ancillary revenue.

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

Global economic conditions, which the COVID-19 pandemic has contributed to, has impacted our ability to source certain of our critical inventory items. The series of restrictions imposed and the speed and nature of the recovery in response to the pandemic has placed a burden on our supply chain management, including but not limited to the following areas:

•Semiconductor chip shortage: The global silicon semiconductor industry has experienced a shortage in supply and difficulties in ability to meet customer demand. This shortage has led to an increase in lead-times of production of semiconductor chips and other highly engineered components since the beginning of 2020.

•Battery cells: The battery cell industry is facing a shortage in supply which is causing suppliers to limit customer allocations.

•Supply limitation on vehicle bodies and aluminum: Vehicle body suppliers are currently experiencing elevated pricing or a shortage of key materials such as aluminum.

Despite these supply chain disruptions, we have taken significant measures to source inventory for our vehicles and our supply chain purchasing team has been working with vendors to find alternate sources of supply for critical components, including placing orders in advance of projected need to try and offset disruptions. While we have made significant strides toward minimizing the impact of these supply limitations, we cannot be certain that all inventory will be able to be delivered in time for production plans.

The unpredictability of supply availability could lead to previously unforeseen cost and delivery pressures on certain material and logistical costs in the remainder of 2023. As the Company accelerates execution of its strategic plans, we will endeavor to be strategic in our cost action plans, including working with various vendors and service providers to provide us cost-effective arrangements.

Impact of COVID-19

As the COVID-19 pandemic continues to evolve, the ultimate extent of the impact on our businesses, operating results, cash flows, liquidity and financial condition will be primarily driven by the severity and duration of the pandemic as well as the pandemic’s impact on the U.S. and global economies. During the three months ended March 31, 2023, despite the continued COVID-19 pandemic, we continued to operate our business at full capacity, including all of our manufacturing and research and development operations, with the adoption of enhanced health and safety practices. Although we have made our best estimates based upon current information, actual results could materially differ from the estimates and assumptions developed by management. Accordingly, it is reasonably possible that the estimates made in the financial statements have been, or will be, impacted in the near term as a result of these conditions.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Xos and its wholly owned subsidiaries, Xos Fleet, Inc., and Xos Services, Inc. (f/k/a Rivordak, Inc.). All significant intercompany accounts and transactions have been eliminated in consolidation. All long-lived assets are maintained in, and all losses are attributable to, the United States.
Currently, we conduct business through one operating segment. We are an early-stage growth company with minimal commercial operations and our activities to date have been conducted exclusively within North America. For more information about our basis of operations, refer to Note 1 — Description of Business in the accompanying unaudited condensed consolidated financial statements for more information.
Components of Results of Operations

Revenue

To date, we have primarily generated revenue from the sale of electric step vans, stripped chassis vehicles and battery systems. Our stripped chassis is our vehicle offering that consists of our X-Platform electric vehicle base and X-Pack battery systems, which customers can upfit with their preferred vehicle body. As we continue to expand our commercialization, we expect our revenue to come from these products and other vehicle offerings including chassis cabs, which will feature our chassis and powertrain with the inclusion of a proprietary designed cab, and tractors, a shortened version of the chassis cab designed to haul trailers (also known as “day cabs”), that travel in last-mile use cases. In addition, we also offer service offerings, such as Fleet-as-a-Service, which is a full suite of service offerings that includes Xos Energy Solutions™, our energy solutions offering and Xosphere™, our fleet management platform.

Revenue consists of product sales, inclusive of shipping and handling charges, net of estimates for customer allowances, and Fleet-as-a-Service product offerings. Revenue is measured as the amount of consideration we expect to receive in exchange for delivering products. All revenue is recognized when we satisfy the performance obligations under the contract. We recognize revenue by delivering the promised products to the customer, with the revenue recognized at the point in time the customer takes control of the products. For shipping and handling charges, revenue is recognized at the time the products are delivered to or picked up by the customer. The majority of our current contracts have a single performance obligation, which is met at the point in time that the product is delivered, and title passes, to the customer, and are short term in nature.

Cost of Goods Sold

Cost of goods sold includes materials and other direct costs related to production of our vehicles, including components and parts, batteries, direct labor costs and manufacturing overhead, among others. Cost of goods sold also includes material and other direct costs related to the production and assembly of powertrains and battery packs as well as materials and other costs incurred related to charging infrastructure installation. Materials include inventory purchased from suppliers, as well as assembly components that are assembled by company personnel, including allocation of stock-based compensation expense. Direct labor costs relate to the wages of those individuals responsible for the assembly of vehicles delivered to customers. Cost of goods sold also includes depreciation expense on property and equipment related to cost of goods sold activities, calculated over the estimated useful life of the property and equipment on a straight-line basis. Upon property and equipment retirement or disposal, the cost of the asset disposed, and the related accumulated depreciation from the accounts and any gain or loss is reflected in the consolidated statements of operations and comprehensive loss, allocated to cost of goods sold.

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

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of personnel-related expenses, outside professional services, including legal, audit and accounting services, as well as expenses for facilities, non-sales related travel, and general office supplies and expenses. Personnel-related expenses consist of salaries, benefits, allocations of stock-based compensation, and associated payroll taxes. Overhead items including rent, insurance, utilities, and other items are included as G&A expenses. G&A expenses also include depreciation expense on property and equipment related to G&A activities, calculated over the estimated useful life of the property and equipment on a straight-line basis. Upon property and equipment retirement or disposal, the cost of the asset disposed, and the related accumulated depreciation from the accounts and any gain or loss is reflected in the consolidated statements of operations and comprehensive loss, allocated to G&A.

We expect that our G&A will start to decrease for the foreseeable future primarily due to lower headcount driven by our reduction in workforce.

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

We expect our research and development costs to decrease for the foreseeable future primarily due to lower headcount driven by our reduction in workforce.

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

•payroll expense for employees primarily engaged in S&M activities, including allocation of stock-based compensation expense; and

•depreciation expense on property and equipment related to S&M activities, calculated over the estimated useful life of the property and equipment on a straight-line basis. Upon property and equipment retirement or disposal, the cost of the asset disposed, and the related accumulated depreciation from the accounts and any gain or loss is reflected in the consolidated statements of operations and comprehensive loss, allocated to S&M.

We expect these expenses to decrease for the foreseeable future primarily due to lower headcount driven by our reduction in workforce.

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

Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022
The following table sets forth our historical operating results for the periods indicated:

	For the Three Months Ended March 31,
(in thousands)	2023	2022	$ Change	% Change
Revenue	$4,697	$7,031	$(2,334)	(33%)
Cost of goods sold	5,574	13,030	(7,456)	(57%)
Gross loss	(877)	(5,999)	5,122	(85%)
Operating expenses
General and administrative	11,599	11,322	277	2%
Research and development	5,749	6,949	(1,200)	(17%)
Sales and marketing	1,804	2,028	(224)	(11%)
Total operating expenses	19,152	20,299	(1,147)	(6%)
Loss from operations	(20,029)	(26,298)	6,269	(24%)
Other income (expense), net	(4,151)	81	(4,232)	nm⁽¹⁾
Change in fair value of derivative instruments	(97)	(435)	338	(78)%
Change in fair value of earn-out shares liability	(52)	2,624	(2,676)	(102)%
Loss before provision for income taxes	(24,329)	(24,028)	(301)	1%
Provision for income taxes	2	2	—	—%
Net Loss	(24,331)	$(24,030)	$(301)	1%
___________
(1) Percentage changes greater than or equal to 400% are not meaningful and noted as nm in the table above.
Revenues
Our total revenue decreased by $2.3 million or 33%, from $7.0 million in the three months ended March 31, 2022 to $4.7 million in the three months ended March 31, 2023 primarily due to a decrease in unit sales, partially offset by an increase in average selling price. During the three months ended March 31, 2023, we sold 30 stepvans and 1 powertrain, compared to 56 stepvans during the three months ended March 31, 2022.
Cost of Goods Sold
Cost of goods sold decreased by $7.5 million, or 57% from $13.0 million in the three months ended March 31, 2022 to $5.6 million in the three months ended March 31, 2023. The decrease in cost of goods sold is directly attributable to the decrease in our product revenue and associated decrease of $4.1 million in direct materials, offset by an increase of $0.3 million in direct labor and manufacturing overhead. The remaining decrease is attributable to (i) a $1.5 million decrease in inventory reserves and associated write-downs, (ii) a $1.3 million decrease in unfavorable physical inventory count and other adjustments and (iii) a $0.9 million decrease primarily due to recognition of return reserves for the three months ended March 31, 2023, with no such return reserve recorded during the three months ended March 31, 2022.

The increase in direct labor encompasses both employee and subcontractor labor costs. The increase in direct labor and overhead costs are primarily attributable to the mix of units sold during the quarter and the overhead and labor cost associated with the specific production period for the sold units. The decrease in direct material costs is driven by a decrease in units sold. A significant portion of the overhead costs incurred include indirect salaries, facility rent, utilities, and depreciation of production equipment, which are primarily fixed in nature and allocated based on production levels. Accordingly, these costs are still incurred when we experience a reduction in production volume. In the near term, we plan to increase production activities, expecting fixed and semi-fixed overhead costs to be absorbed through the production of our batteries and chassis.

General and Administrative
General and administrative expenses increased by $0.3 million, or 2%, from $11.3 million in the three months ended March 31, 2022 to $11.6 million in the three months ended March 31, 2023, primarily attributable to a decrease of $0.3 million in insurance costs driven by cost efficiencies associated with a new broker for 2023 plan renewal. This decrease was offset by a (i) $0.5 million increase in depreciation expense and (ii) $0.1 million increase in other operating expenses, including travel, recruiting, information technology, freight and sales tax.
Research and Development
Research and development expenses decreased by $1.2 million, or 17%, from $6.9 million in the three months ended March 31, 2022 to $5.7 million in the three months ended March 31, 2023, primarily attributable to decreases of (i) $0.8 million in equipment material purchases used solely for research and development purposes and (ii) $0.6 million in allocation of personnel costs driven by lower headcount in engineering, partially offset by an increase of $0.2 million in other research and development costs, including stock-based compensation, consulting and software.
Sales and Marketing
Sales and marketing expense decreased by $0.2 million, or 11%, from $2.0 million in the three months ended March 31, 2022 to $1.8 million in the three months ended March 31, 2023, primarily attributable to a decrease of $0.4 million in personnel costs driven by lower bonus accruals, wages and benefits, partially offset by increased stock based compensation expense of $0.2 million.
Other Income (Expense), net
Other income (expense), net change was $4.2 million, from $0.1 million net income in the three months ended March 31, 2022 to $4.2 million net expense in the three months ended March 31, 2023. The change was attributable to increases in (i) interest expense of $2.9 million primarily related to the Convertible notes and Convertible Debentures, including amortization of related discounts and issuance costs, (ii) redemption premium of $0.5 million related to prepayments on Convertible Debentures and (iii) impairment loss of $1.0 million related to assets held-for-sale. These increases were partially offset by a decrease in interest income of $0.2 million.
Change in Fair Value of Derivatives
The loss on change in fair value of derivative instruments decreased by $0.3 million, or 78%, from $0.4 million in the three months ended March 31, 2022 to $0.1 million in the three months ended March 31, 2023. The change in fair value in both periods is primarily attributable to the change in our stock price and the resulting valuation at the respective reporting period.
Change in Fair Value of Contingent Earn-out Interests Liability
The change in fair value of contingent earn-out shares liability decreased by $2.7 million, or 102%, from $2.6 million gain in the three months ended March 31, 2022, to $0.1 million loss in the three months ended March 31, 2023. The change in fair value in both periods is primarily attributable to the change in our stock price and the resulting valuation at the respective reporting period.
Provision for Income Taxes
The Company recorded income tax provision of $2,000 during each of the three months ended March 31, 2023 and 2022, respectively.
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

In August 2021, we consummated the Business Combination, which resulted in net cash proceeds of approximately $216.7 million. In December 2020, we had the initial closing of our Series A Financing, and in the first quarter of 2021, we completed the Series A Financing, including the conversion of all our convertible notes into shares of Legacy Xos preferred stock. As of March 31, 2023, our principal sources of liquidity were our cash and cash equivalents and investments in marketable debt securities, available-for-sale aggregating to $64.0 million. Our short-term uses of cash are for working capital and to pay interest on our debt and our long-term uses of cash are for working capital and to pay the principal of our indebtedness.

We believe that our existing cash resources are sufficient to support planned operations for the next 12 months, and we have a base of assets against which we expect to be able to borrow in the future. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and advances under the SEPA. In addition, we may seek to raise additional capital through debt financing through asset-based lending and/or receivable financing or through the sale of equity or debt securities.

Standby Equity Purchase Agreement

On March 23, 2022, we entered into a Standby Equity Purchase Agreement (the "SEPA") with Yorkville, whereby we have the right, but not the obligation, to sell to Yorkville up to $125.0 million of its shares of Common Stock at our request during the 36 months following the execution of the SEPA, subject to certain conditions. As of March 31, 2023, a remaining commitment of $120.7 million was available under the SEPA, provided that, pursuant to the issuance of convertible debentures to Yorkville described below, we may not effect any advance under the SEPA without the prior mutual consent of Yorkville and the Company until the earliest of the date (i) all such convertible debentures have been repaid or converted into Common Stock or (ii) Yorkville no longer has any right or ability to convert any portion of the convertible debentures into Common Stock. In connection with the foregoing, the term set forth in the SEPA will be extended for a corresponding number of days. We used the net proceeds received from sales of Common Stock pursuant to the SEPA for working capital and general corporate purposes and expect similar use of proceeds going forward.

Convertible Debt

Further, on August 11, 2022 and September 21, 2022, we issued convertible debentures (the “Convertible Debentures”) to Yorkville in the aggregate principal amount of $35.0 million, with a maturity date of November 11, 2023, which may be extended to February 11, 2024. Also on August 11, 2022, we issued a convertible promissory note (as subsequently amended and restated, the “Convertible Note”) to Aljomaih Automotive Co. (“Aljomaih”) with a principal amount of $20.0 million and a maturity date of August 11, 2025. As of March 31, 2023, aggregate principal amounts of $24.0 million and 20.0 million were outstanding on the Convertible Debentures and the Convertible Note, respectively. We have used the net proceeds from the Convertible Debentures and the Convertible Note for operational liquidity, working capital and general and administrative expenses and expect similar use of proceeds going forward.

Pursuant to the Convertible Debentures, as a result of the daily volume-weighted average price of the common stock of the Company being less than a certain floor price (the “Floor Price”) for five consecutive trading days, we were required to make, and made, prepayments to Yorkville in the amount of $3.1 million on May 4, 2023. The Floor Price was $0.59 as of the date of this Report. See Note 7 — Convertible Notes and Note 18 — Subsequent Events in the accompanying unaudited condensed consolidated financial statements for more information regarding the Convertible Debentures and Convertible Notes.

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

Cash Flows Summary
Summary of cash flow data consisted of the following (in thousands):

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash used in operating activities	(15,326)	(31,304)
Net cash provided by investing activities	22,812	27,153
Net cash used in financing activities	(9,672)	(181)
Net decrease in cash and cash equivalents	(2,186)	(4,332)
Cash Flows from Operating Activities
Our cash flows from operating activities are significantly affected by the growth of our business primarily related to research and development and selling, general, and administrative activities. Our operating cash flows are also affected by our working capital needs to support growth in inventory purchases and fluctuations in accounts payable and other current assets and liabilities.
Net cash used in operating activities was $15.3 million for the three months ended March 31, 2023, primarily consisting of a net loss excluding non-cash expenses and gains of $17.6 million, offset by net changes in operating assets and liabilities of $2.3 million.
Net cash used in operating activities was $31.3 million for the three months ended March 31, 2022, primarily consisting of a net loss excluding non-cash expenses and gains of $22.4 million, and net changes in operating assets and liabilities of $8.9 million, including $7.9 million in inventory cost build-up in anticipation of production ramp-up.
Cash Flows from Investing Activities
Net cash provided by investing activities was $22.8 million for the three months ended March 31, 2023, primarily consisting of net proceeds from sale of investments in marketable debt securities of $23.1 million, offset by property and equipment purchases of $0.3 million.
Net cash provided by investing activities was $27.2 million for the three months ended March 31, 2022, primarily consisting of net proceeds from sale of investments in marketable debt securities of $30.2 million, offset by property and equipment purchases of $3.0 million.
Cash Flows from Financing Activities
Net cash used in financing activities was $9.7 million for the three months ended March 31, 2023, primarily related to (i) payments for convertible notes of $9.5 million, (ii) equipment lease principal payments of $0.6 million and (iii) taxes paid relating to net-settlement of stock-based awards of $0.4 million. This was offset by proceeds from net short-term insurance financing note activity of $0.8 million.
Net cash used in financing activities was $0.2 million for the three months ended March 31, 2022, primarily relating to (i) equipment lease principal payments of $0.1 million, and (iii) taxes paid relating to net-settlement of stock-based awards of $0.1 million.
Contractual Obligations and Commitments
We did not have any material contractual obligations or other commitments as of March 31, 2023, other than what is disclosed in Note 13 — Commitments and Contingencies in this Form 10-Q and our minimum lease payment for operating and finance leases totaling $13.4 million, of which $3.3 million is due for the remainder of the current fiscal year.

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

For a description of our critical accounting policies and estimates, refer to Part II, Item 7, Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2022. During the three months ended March 31, 2023, there were no material changes in our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2022.

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
Internal Control Over Financial Reporting
As disclosed in our 2022 Form 10-K, management’s report on internal controls over financial reporting pursuant to Section 215.02 of the SEC’s Compliance and Disclosure Interpretations concluded that our internal control over financial reporting was not effective because of a material weakness in internal controls related to the ineffective operation of controls related to inventory management.
We are also required to disclose changes made in our internal controls and procedures on a quarterly basis. In order to remediate the material weakness in internal control over financial reporting related to the ineffective operation of controls related to inventory management, management is in the process implementing financial reporting control changes to address the material weakness. Management is implementing remediation steps to improve its disclosure controls and procedures and its internal controls over financial reporting, including further documenting and implementing control procedures to address the identified risks of material misstatements, and implementing monitoring activities over such control procedures. We believe we are on schedule to remediate the material weakness during the year ended December 31, 2023. Remediation efforts to date include the following:
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
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. We maintain a portfolio of investments in a variety of fixed and variable debt rate securities, including, U.S. treasuries, corporate debt, and asset-backed securities. As of March 31, 2023, the fair value of investments in marketable debt securities, available-for-sale was $27.5 million. The primary objective of our investment activity is to maintain the safety of principal, and to provide for future liquidity requirements while maximizing yields without significantly increasing risk. While some investments may be securities of companies in foreign countries, all investments are denominated and payable in U.S. Dollars. We do not enter into investments for trading or speculative purposes. While our intent is not to sell these investment securities prior to their stated maturities, we may choose to sell any of the securities for strategic reasons including, but not limited to, anticipated capital requirements, anticipation of credit deterioration, duration management and because a security no longer meets the criteria of our investment policy. We do not use derivatives or similar instruments to manage our interest rate risk. We seek to invest in high quality investments. The weighted average rating (exclusive of cash and cash equivalents) was A as of March 31, 2023. Maturities are maintained consistent with our short-, medium- and long-term liquidity objectives.

The following table sets forth the impact on the fair value of our investments as of March 31, 2023 from changes in interest rates based on the weighted average duration of the debt securities in our portfolio (dollars in thousands):

Approximate Change in Fair Value of Investments
Change in Interest Rate	Increase (Decrease)
2% Decrease	$129
1% Decrease	$65
1% Increase	$(65)
2% Increase	$(129)
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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out evaluations of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon each of their evaluations, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act)

were not effective at the reasonable assurance level for the three months ended March 31, 2023 due to the material weakness in our internal control over financial reporting discussed below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2023 and, in making this assessment, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Because of the material weakness described below, our management believes that, as of March 31, 2023, our internal control over financial reporting was not effective based on those criteria.

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

As of March 31, 2023, we have identified a material weakness in internal controls related to the ineffective operation of controls related to inventory management. As a result of this material weakness, management performed additional analysis as deemed necessary to ensure that our financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Notwithstanding this material weakness, management has concluded that our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented therein.
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

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A.    Risk Factors
Our risk factors are described in the “Risk Factors” section of our 2022 Form 10-K. There have been no material changes to our risk factors since the filing of the 2022 Form 10-K.
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

XOS, INC.
Date: May 11, 2023	By:	/s/ Dakota Semler
	Name:	Dakota Semler
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Kingsley E. Afemikhe
	Name:	Kingsley E. Afemikhe
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)