Form 10-Q
period 2023-06-30
Xos, Inc.
filed 2023-08-11
CIK 1819493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  __________ to __________
Commission file number 001-39598
XOS, INC.
______________________________________________________________________________
(Exact name of registrant as specified in its charter)

Delaware	98-1550505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3550 Tyburn Street Los Angeles, CA	90065
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (818) 316-1890

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, $0.0001 par value per share	XOS	The Nasdaq Capital Market
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	XOSWW	The Nasdaq Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No  ☒
The registrant had outstanding 176,018,770 shares of Common Stock, $0.0001 par value as of August 8, 2023.

Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (“the Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. All statements, other than statements of present or historical fact included in this Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of such terms or other similar expressions. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control.
As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:
•our ability to continue as a going concern, and our ability to raise additional financing in upcoming periods, which may not be available on acceptable terms, or at all;
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

•our ability to scale in a cost-effective manner, including hiring qualified personnel, particularly during hiring difficulties, to meet our manufacturing and delivery goals;
•developments and projections relating to our competitors and industry;
•global general economic and political conditions, recessions, interest rates, inflation, uncertain credit and global financial markets, including recent and potential bank failures, health crises, supply chain disruption, fuel prices, international currency fluctuations, and geopolitical events, such as local and national elections, corruption, political instability and acts of war or military conflict, including repercussions of the recent military conflict between Russia and Ukraine, or terrorism on our business and the actions we may take in response thereto;
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

Item 1.    Financial Statements
Index to Unaudited Condensed Consolidated Financial Statements

Page
Condensed Consolidated Balance Sheets as of June 30, 2023 (Unaudited) and December 31, 2022	7
Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2023 (Unaudited) and 2022 (Unaudited)	8
Condensed Consolidated Statements of Stockholders’ Equity for the Three and Six Months Ended June 30, 2023 (Unaudited) and 2022 (Unaudited)	9
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2023 (Unaudited) and 2022 (Unaudited)	11
Notes to Condensed Consolidated Financial Statements (Unaudited)	13

Xos, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
Unaudited
(in thousands, except par value)

	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$27,804	$35,631
Restricted cash	—	3,044
Accounts receivable, net	6,173	8,238
Marketable debt securities, available-for-sale	13,342	50,648
Inventories	55,526	57,540
Prepaid expenses and other current assets	7,926	8,100
Total current assets	110,771	163,201
Property and equipment, net	16,339	18,581
Operating lease right-of-use assets, net	5,784	6,555
Other non-current assets	1,599	1,599
Total assets	$134,493	$189,936

Liabilities and Stockholders’ Equity
Accounts payable	$2,324	$2,896
Convertible debt, current	15,985	26,849
Derivative liabilities	11	405
Other current liabilities	16,200	15,616
Total current liabilities	34,520	45,766
Convertible debt, non-current	19,895	19,870
Earn-out shares liability	47	564
Common stock warrant liability	846	661
Other non-current liabilities	9,925	11,000
Total liabilities	65,233	77,861
Commitments and contingencies (Note 13)
Stockholders’ Equity
Common Stock $0.0001 par value, authorized 1,000,000 shares, 174,794 and 168,817 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	17	17
Preferred Stock $0.0001 par value, authorized 10,000 shares, 0 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	194,626	190,215
Accumulated deficit	(125,327)	(77,418)
Accumulated other comprehensive loss	(56)	(739)
Total stockholders’ equity	69,260	112,075
Total liabilities and stockholders’ equity	$134,493	$189,936

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Xos, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
Unaudited
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$4,754	$9,766	$9,451	$16,797
Cost of goods sold	8,479	15,070	14,053	28,100
Gross loss	(3,725)	(5,304)	(4,602)	(11,303)

Operating expenses
General and administrative	9,816	12,093	21,415	23,415
Research and development	5,181	7,635	10,930	14,584
Sales and marketing	1,761	2,960	3,565	4,988
Total operating expenses	16,758	22,688	35,910	42,987

Loss from operations	(20,483)	(27,992)	(40,512)	(54,290)

Other expense, net	(3,963)	(226)	(8,114)	(145)
Change in fair value of derivative instruments	307	3,703	210	3,268
Change in fair value of earn-out shares liability	563	14,870	511	17,494
Loss before provision for income taxes	(23,576)	(9,645)	(47,905)	(33,673)
Provision for income taxes	2	1	4	3
Net loss	$(23,578)	$(9,646)	$(47,909)	$(33,676)

Other comprehensive income (loss)
Marketable debt securities, available-for-sale
Change in net unrealized gain (loss), net of tax of $0, for the three and six months ended June 30, 2023 and 2022	281	(150)	683	(976)
Total comprehensive loss	$(23,297)	$(9,796)	$(47,226)	$(34,652)

Net loss per share
Basic	$(0.14)	$(0.06)	$(0.28)	$(0.21)
Diluted	$(0.14)	$(0.06)	$(0.28)	$(0.21)
Weighted average shares outstanding
Basic	170,999	164,041	170,013	163,606
Diluted	170,999	164,041	170,013	163,606

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Xos, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
Unaudited
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value

Balance at December 31, 2021	163,137	$16	$178,851	$(4,093)	$(381)	$174,393
Stock based compensation expense	—	—	1,068	—	—	1,068
Issuance of common stock for vesting of restricted stock units	133	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	(36)	—	(97)	—	—	(97)
Issuance of common stock for commitment shares under the Standby Equity Purchase Agreement	19	—	62	—	—	62
Net and comprehensive loss	—	—	—	(24,030)	(826)	(24,856)
Balance at March 31, 2022	163,253	$16	$179,884	$(28,123)	$(1,207)	$150,570
Stock options exercised	385	—	1	—	—	1
Stock based compensation expense	—	—	1,407	—	—	1,407
Issuance of common stock for vesting of restricted stock units	89	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	(33)	—	(86)	—	—	(86)
Issuance of common stock under the Standby Equity Purchase Agreement	1,810	1	4,310	—	—	4,311
Net and comprehensive loss	—	—	—	(9,646)	(150)	(9,796)
Balance at June 30, 2022	165,504	$17	$185,516	$(37,769)	$(1,357)	$146,407

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value

Balance at December 31, 2022	168,817	$17	$190,215	$(77,418)	$(739)	$112,075
Stock options exercised	2	—	—	—	—	—
Stock based compensation expense	—	—	1,987	—	—	1,987
Issuance of common stock for vesting of restricted stock units	1,591	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	(581)	—	(382)	—	—	(382)
Net and comprehensive income (loss)	—	—	—	(24,331)	402	(23,929)
Balance at March 31, 2023	169,829	$17	$191,820	$(101,749)	$(337)	$89,751
Stock options exercised	454	—	7	—	—	7
Stock based compensation expense	—	—	2,037	—	—	2,037
Issuance of common stock for vesting of restricted stock units	1,858	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	(694)	—	(374)	—	—	(374)
Conversion of convertible notes	360	—	212	—	—	212
Issuance of common stock under Standby Equity Purchase Agreement	2,987	—	924	—	—	924
Net and comprehensive income (loss)	—	—	—	(23,578)	281	(23,297)
Balance at June 30, 2023	174,794	$17	$194,626	$(125,327)	$(56)	$69,260

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Xos, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Unaudited
(in thousands, unaudited)

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES:
Net loss	$(47,909)	$(33,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,389	562
Amortization of right-of-use assets	771	815
Amortization of debt discounts and issuance costs	4,330	—
Amortization of insurance premiums	2,390	—
Inventory reserve	(58)	1,991
Impairment of assets held for sale	1,543	—
Change in fair value of derivative instruments	(210)	(3,268)
Change in fair value of earn-out shares liability	(511)	(17,494)
Net realized losses on marketable debt securities, available-for-sale	91	69
Stock-based compensation expense	4,066	2,469
Other non-cash items	(371)	1,191
Changes in operating assets and liabilities:
Accounts receivable	2,015	(9,578)
Inventories	2,130	(28,882)
Prepaid expenses and other current assets	930	52
Other assets	—	(998)
Accounts payable	(616)	(2,445)
Other liabilities	(22)	13,364
Net cash used in operating activities	(30,042)	(75,828)

INVESTING ACTIVITIES:
Purchase of property and equipment	(1,354)	(9,462)
Proceeds from the disposal of assets held for sale	497	—
Proceeds from sales and maturities of marketable debt securities, available-for-sale	37,465	69,561
Net cash provided by investing activities	36,608	60,099

FINANCING ACTIVITIES:
Principal payment of equipment leases	(1,205)	(289)
Proceeds from short-term insurance financing note	2,187	—
Payment for short-term insurance financing note	(2,877)	—
Payments of convertible notes	(14,969)	—
Payments of prepayment premiums	(748)	—
Stock options exercised	7	—
Taxes paid related to net share settlement of stock-based awards	(756)	(183)
Proceeds from issuance of common stock under Standby Equity Purchase Agreement	924	4,310
Net cash (used in) provided by financing activities	(17,437)	3,838

Net decrease in cash, cash equivalents and restricted cash	(10,871)	(11,891)
Cash, cash equivalents and restricted cash, beginning of period	38,675	19,176
Cash, cash equivalents and restricted cash, end of period	$27,804	$7,285

Reconciliation of Cash, Cash Equivalents and Restricted Cash to Unaudited Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$27,804	$4,251
Restricted cash	—	3,034
Total cash, cash equivalents and restricted cash	$27,804	$7,285

Supplemental disclosure of cash flow information
Cash paid for interest	$1,261	$—
Supplemental disclosure of non-cash investing and financing activities
Purchase of property and equipment in accounts payable	$44	$741
Recognition of right-of-use asset and lease liabilities upon ASC 842 adoption	$—	$7,682
Right-of-use asset obtained in exchange for operating lease obligations	$—	$437
Conversion of interest payable on convertible notes	$12	$—
Conversion of notes payable	$200	$—

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
Business Combination
Xos, Inc. was initially incorporated on July 29, 2020 as a Cayman Islands exempted company under the name “NextGen Acquisition Corporation” (“NextGen”). On August 20, 2021, the transactions contemplated by the Agreement and Plan of Merger, as amended on May 14, 2021, by and among NextGen, Sky Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of NextGen (“Merger Sub”), and Xos, Inc., a Delaware corporation (now known as Xos Fleet, Inc., “Legacy Xos”), were consummated (the “Closing”), whereby Merger Sub merged with and into Legacy Xos, the separate corporate existence of Merger Sub ceased and Legacy Xos became the surviving corporation and a wholly owned subsidiary of NextGen (such transaction the “Merger” and, collectively with the Domestication, the “Business Combination”), and Xos became the publicly traded entity listed on Nasdaq.
Risks and Uncertainties
In recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. Global general economic and political conditions, such as recession, inflation, uncertain credit and global financial markets, including recent and potential bank failures, health crises, supply chain disruption, fuel prices, international currency fluctuations, and geopolitical events such as local and national elections, corruption, political instability and acts of war or military conflict including repercussions of the war between Russia and Ukraine, or terrorism, make it difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our products and services or impact their ability to make timely payments. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. In addition, there is a risk that our current or future suppliers, service providers, manufacturers or other partners may not survive such difficult economic times, which would directly affect our ability to attain our operating goals on schedule and on budget. The ultimate impact of current economic conditions on the Company is uncertain, but it may have a material negative impact on the Company’s business, operating results, cash flows, liquidity and financial condition.
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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Liquidity
As an early stage growth company, the net losses and cash outflows the Company has incurred since inception are consistent with its strategy and budget. The Company will continue to incur net losses and cash outflows in accordance with its operating plan as the Company continues to expand its research and development activities with respect to its vehicles and battery systems, scale its operations to meet anticipated demand and establish its Fleet-as-a-Service offering. As a result, the Company strives to maintain robust access to capital in order to fund and scale its operations. The Company may raise additional capital through a combination of debt financing, other non-dilutive financing and/or equity financing, including through asset-based lending and/or receivable financing. The Company’s ability to access capital when needed is not assured and, if capital is not available to the Company when, and in the amounts, needed, the Company could be required to delay, scale back or abandon some or all of its development programs and other operations, which could materially harm its business, prospects, financial condition and operating results. Global general economic conditions continue to be unpredictable and challenging in many sectors, with disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the effects of COVID-19, potential recessions, rising inflation rates, including the recent and potential bank failures, supply chain disruption, fuel prices, international currency fluctuations, and geopolitical events such as local and national elections, corruption, political instability and acts of war or military conflict including repercussions of the war between Russia and Ukraine, or terrorism. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce or eliminate its commercialization, research and development programs and/or other efforts.
In August 2021, the Company consummated the Business Combination, which resulted in net cash proceeds of approximately $216.7 million. In December 2020, the Company had the initial closing of its Series A Financing, and in the first quarter of 2021, the Company completed the Series A Financing, including the conversion of all its convertible notes into shares of Legacy Xos preferred stock.
As of June 30, 2023, the Company’s principal sources of liquidity were its cash and cash equivalents and investments in marketable debt securities, available-for-sale aggregating to $41.1 million and its access to capital under the Yorkville SEPA Offering (defined below in Note 9). The Company’s short- and long-term uses of cash are for working capital and to pay interest and principal on its debt. The Company has incurred losses since inception and had negative cash flow from operating activities of $30.0 million for the six months ended June 30, 2023 and $128.0 million for the year ended December 31, 2022.
As an early-stage growth company, the Company's ability to access capital is critical. We have secured and intend to employ various strategies to obtain the required funding for future operations such as continuing to access capital through the SEPA and other capital raising strategies such as debt financing, other non-dilutive financing and/or equity financing, including through asset-based lending and/or receivable financing. However, management cannot conclude as of the date of this filing that its plans are probable of being successfully implemented. The consolidated financial information does not include any adjustments that might result from the outcome of this uncertainty.
The Company believes substantial doubt exists about the Company’s ability to continue as a going concern for 12 months from the date of issuance of its financial statements.
Supply Chain Disruptions
The Company’s ability to source certain critical inventory items, while marginally improving over the same period in prior years, continues to be impacted by long-standing negative global economic conditions caused by factors such as the COVID-19 pandemic, and the effects may continue in the future. The Company has faced and may continue to face widespread shortages for specific components, such as semiconductor chips and battery cells, and disruptions to the supply of components due to port congestion and fluctuating fuel prices.
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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
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
In the opinion of management, all adjustments (primarily consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2022 and 2021 presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023.
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
Accounts Receivable, Net
The Company records unsecured and non-interest bearing accounts receivable at the gross invoice amount, net of any allowance for expected credit losses. The Company maintains its allowance for expected credit losses at a level considered adequate to provide for potential account losses on the balance based on management’s evaluation of past losses, current customer conditions, and the anticipated impact of current economic conditions. The Company recorded an allowance for expected credit losses of $50,000 as of June 30, 2023. No allowance for doubtful accounts was recorded as of June 30, 2022 and December 31, 2022.
Investments in Marketable Debt Securities, Available-for-Sale
The Company maintains a portfolio of investments in a variety of fixed and variable rate debt securities, including U.S. treasuries, corporate debt, asset-backed securities and other, non-U.S. government and supranational bonds and certificate of deposit. The Company considers its investments in marketable debt securities to be available-for-sale, and accordingly, are recorded at their fair values. The Company determines the appropriate classification of investments in marketable debt securities at the time of purchase. Unrealized gains and losses on marketable debt securities, available-for-sale are recorded in Accumulated other comprehensive loss which is included within stockholders’ equity. Interest along with amortization of purchase premiums and accretion of discounts from the purchase date through the estimated maturity date, including consideration of variable maturities and contractual call provisions, are included in Other (expense) income, net in the condensed consolidated statements of operations and comprehensive loss. Realized gains and losses on the sale of marketable debt securities, available-for-sale are recorded in Other (expense) income, net. The Company typically invests in highly-rated debt securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
substantially all investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. See Note 8 — Investments for additional information.
On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments — Credit Losses which requires that credit losses be presented as an allowance rather than as an impairment write-down. Adoption of the standard had no material impact on its financial statements.
The Company reviews quarterly its investment portfolio of all securities in an unrealized loss position to determine if an impairment charge or credit reserve is required. The Company excludes accrued interest from both the fair value and the amortized cost basis of marketable debt securities, available-for-sale, for the purposes of identifying and measuring an impairment. An investment is impaired if the fair value is less than its amortized cost basis. Impairment relating to credit losses is recorded through a reduction in the amortized cost of the security or an allowance for credit losses and credit loss expense (included in selling, general and administrative expense), limited by the amount that the fair value is less than the amortized cost basis. Impairment that has not been recorded as a credit loss is recorded through other comprehensive income (loss), net of applicable taxes. The Company made an accounting policy election to not measure an allowance for credit losses for accrued interest receivables. The Company evaluates write-off of accrued interest receivable at the time credit loss exists for the underlying security. As of June 30, 2023 and December 31, 2022, we did not recognize any allowance for expected credit losses or impairment, on marketable debt securities - available-for-sale.
Warranty Liability
The Company provides customers with a product warranty that assures that the products meet standard specifications and are free for periods typically between 2 to 5 years. The Company accrues warranty reserve for the products sold, which includes its best estimate of the projected costs to repair or replace items under warranties and recalls if identified. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain given the Company’s relatively short history of sales, and changes to its historical or projected warranty experience may cause material changes to the warranty reserve in the future. Claims incurred under the Company’s standard product warranty programs are recorded based on open claims. The Company recorded warranty liability within other current liabilities in the consolidated balance sheets as of June 30, 2023 and December 31, 2022.
The reconciliation of the change in the Company’s product liability balances during the three months and six months ended June 30, 2023 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Warranty liability, beginning of period	$1,155	$475	$1,099	$177
Reduction in liability (payments)	(527)	(6)	(743)	(6)
Increase in liability	673	363	945	661
Warranty liability, end of period	$1,301	$832	$1,301	$832

Concentrations of Credit and Business Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of June 30, 2023 and 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
During the six months ended June 30, 2023, two customers accounted for 49% and 34% of the Company’s revenues. During the six months ended June 30, 2022, two customers accounted for 43% and 10% of the Company’s revenues. During the three months ended June 30, 2023, 3 customers accounted for 68%, 13%, and 12% of the Company’s revenues. During the three months ended June 30, 2022, one customer accounted for 74% of the Company’s revenues. As of June 30, 2023, three customers accounted for 59%, 10% and 10% of the Company’s accounts receivable. As of June 30, 2022, one customer accounted for 54% of the Company’s accounts receivable.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
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
Recent Accounting Pronouncements Issued and Adopted:
The Company adopted ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), as amended, on January 1, 2023 using the modified retrospective approach method. As of June 30, 2023 and December 31, 2022 the Company had $13.3 million and $50.6 million, respectively, in marketable debt securities, available for sale which are subject to the new standard. As of January 1, 2023 and June 30, 2023, these marketable debt securities, available for sale have an average credit rating of A and no allowance for expected credit losses has been recorded. Under the modified retrospective approach, the Company would record a cumulative effect adjustment to retained earnings by recording an initial allowance for credit losses on marketable debt securities, available-for sale. Periods presented that are prior to the adoption date of January 1, 2023 will not be adjusted. ASU 2016-13 replaced the incurred loss impairment model with a methodology that reflects a current expected credit loss and made targeted changes to the impairment model for available-for-sale debt securities. ASU 2016-13 impacted all of the Company’s investments held at fair value, which included its marketable debt securities, available for sale. Upon adoption of ASU 2016-13 on January 1, 2023, no adjustment was recorded by the Company for an initial allowance for credit losses on marketable debt securities, available for sale and there was no cumulative effect adjustment to retained earnings. Subsequent increases or decreases in the allowance for credit losses on marketable debt securities, available for sale will be recorded in the Company's condensed consolidated statements of operations and comprehensive loss.
ASU 2016-13 also applied to the Company’s other financial assets including loans, trade receivables and other financial assets that have the contractual right to receive cash. These other financial assets were evaluated and the adoption of ASU 2016-13 did not have a material impact on the Company’s condensed consolidated financial statements.

Note 3— Revenue Recognition
Disaggregated revenues by major source during the three and six months ended June 30, 2023 and 2022 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Product and service revenue
Stepvans & vehicle incentives(1)	$4,287	$8,561	$8,549	$15,424
Powertrains	223	656	228	670
Fleet-as-a-Service	127	38	293	133
Total product revenue	4,637	9,255	9,070	16,227
Ancillary revenue	117	511	381	570
Total revenues	$4,754	$9,766	$9,451	$16,797
___________
(1)Amounts are net of returns. Stepvans & vehicle incentives includes revenue generated from leasing.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Note 4 — Inventories
Inventory amounted to $55.5 million and $57.5 million, respectively, as of June 30, 2023 and December 31, 2022 and consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$42,629	$40,271
Work in process	4,213	4,618
Finished goods	8,684	12,651
Total Inventories	$55,526	$57,540
Inventories as of June 30, 2023 and December 31, 2022 was comprised of raw materials, work in process related to the production of vehicles for sale and finished goods inventory including vehicles in transit to fulfill customer orders, new vehicles and Energy Services products available for sale and new vehicles awaiting final pre-delivery quality review inspection.

Note 5 — Selected Balance Sheet Data
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid inventories	$2,295	$2,372
Prepaid expenses and other(1)	1,403	1,299
Contract assets	1,145	290
Financed insurance premiums	1,864	2,289
Assets held for sale	1,219	1,850
Total prepaid expenses and other current assets	$7,926	$8,100
____________
(1) Primarily relates to prepaid licenses and subscriptions, prepaid insurance and other receivables.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Other Current Liabilities
Other current liabilities as of June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued expenses and other(1)	$7,436	$7,589
Contract liabilities	1,011	193
Customer deposits	1,018	721
Warranty liability	1,301	1,099
Equipment notes payable	326	303
Short-term insurance financing notes	1,374	2,065
Operating lease liabilities, current	1,592	1,530
Finance lease liabilities, current	2,142	2,116
Total	$16,200	$15,616
____________
(1) Primarily relates to accrued inventory purchases, personnel costs, wages, health benefits, vacation and other accruals.
Revenue recognized from the customer deposits balance for the six months ended June 30, 2023 and 2022 was $0.4 million and $0.2 million, respectively. Revenue recognized for the year ended December 31, 2022 from the customer deposits balance as of December 31, 2021 was $0.8 million.
Other Non-Current Liabilities
Other non-current liabilities as of June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued interest expense and other	$1,779	$784
Equipment notes payable, non-current	774	942
Operating lease liabilities, non-current	4,358	5,174
Finance lease liabilities, non-current	3,014	4,100
Total other non-current liabilities	$9,925	$11,000

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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
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
As of June 30, 2023 and December 31, 2022, the fair value of the Earn-out Shares liability was estimated to be $47,000 and $0.6 million, respectively. The company recognized a gain on the change in fair value in Earn-out Shares liability of $0.5 million and gain of $17.5 million in its consolidated statements of operations and comprehensive loss during the six months ended June 30, 2023 and 2022, respectively. The Company recognized a gain of $0.6 million and gain of $14.9 million during the three months ended June 30, 2023 and 2022, respectively.
The allocated fair value to the Earn-out RSU component, which is covered by ASU 718, Compensation — Stock Compensation, is recognized as stock-based compensation expense over the vesting period commencing on the grant date of the award.
Note 7 — Convertible Notes
Convertible Debentures
On August 9, 2022, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with YA II PN, Ltd. (“Yorkville”) for the issuance of convertible debentures, convertible into shares of Common Stock subject to certain conditions and limitations, in the principal amount of up to $35 million. Such convertible debentures were amended on June 22, 2023 (as amended, the “Convertible Debentures”). On August 11, 2022, pursuant to the Securities Purchase Agreement, the Company sold and issued a Convertible Debenture to Yorkville in the principal amount of $20.0 million. On September 21, 2022, pursuant to the Securities Purchase Agreement, the Company sold and issued an additional Convertible Debenture to Yorkville in the principal amount of $15.0 million. Yorkville will use commercially reasonable efforts to convert $2.0 million during each 30-day period beginning on September 9, 2022, provided that certain conditions are satisfied as of each such period.
The Convertible Debentures bear interest at an annual rate of 6%, payable at maturity. Pursuant to the terms of the Securities Purchase Agreement, in July 2023, the Company elected to extend the maturity date of the Convertible Debentures from November 11, 2023 to February 11, 2024. The interest rate will increase to an annual rate of (i) 10% upon the occurrence and during the continuance of an event of default, and (ii) 7.5% for so long as any “Registration Event” (as defined in the Convertible Debentures) remains in effect in accordance with the Registration Rights Agreement (described below). The Convertible Debentures provide a conversion right, in which any portion of the principal amount of the debt, together with any accrued but unpaid interest, may be converted into the Common Stock at a conversion price equal to the lower of (i) $2.4733 or (ii) 97% of the lowest daily volume weighted average price (“VWAP”) of the Common Stock during the three consecutive trading days immediately preceding the conversion (but not lower than a certain floor price (“Floor Price”) that is subject to further adjustment in accordance with the terms of the Convertible Debentures). The Floor Price was $0.59 as of June 30, 2023.

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
The Convertible Debentures include a monthly prepayment provision that is triggered if (i) the daily VWAP of the Company’s Common Stock is less than the Floor Price for 5 consecutive trading days or (ii) the Company has issued pursuant to the Convertible Debentures in excess of 95% of the Common Stock available under the Exchange Cap, as defined in the Convertible Debentures. If this provision is triggered, the Company is required to make monthly payments, beginning on the 10th calendar day after the triggering date, of up to $4.0 million of principal (subject to a redemption premium of 5%) plus accrued and unpaid interest, subject to certain conditions (“Prepayments”). The monthly Prepayment requirement will cease if (i) the Company provides Yorkville a reset notice reducing the Floor Price, limited to no more than 85% of the closing price on the trading day immediately prior to the notice and not less than $0.50 or (ii) the daily VWAP is greater than the Floor Price for 3 consecutive trading days. In the event the monthly Prepayment provision was triggered by the issuance in excess of 95% of the Common Stock available under the Exchange Cap, the monthly Prepayment requirement will cease on the date the Company has obtained stockholder approval to increase the number of shares of Common Stock available under the Exchange Cap and/or the Exchange Cap no longer applies. The monthly Prepayment requirement will cease upon the payment in full of all obligations under the Convertible Debentures. Five Prepayments, which included $15.0 million of principal payments, $0.7 million payment of redemption premiums and $1.3 million payment of accrued interest, were made during the six months ended June 30, 2023.
The Company and Yorkville entered into a registration rights agreement (the “Registration Rights Agreement”) pursuant to which the Company is required to file a registration statement registering the resale by Yorkville of any shares of the Company’s Common Stock issuable upon conversion of the Convertible Debentures. The Company filed the initial registration statement on September 8, 2022 and received notice of effectiveness on September 19, 2022.
On June 22, 2023, the Company and Yorkville entered into the Side Letter (the “Side Letter”) to the Securities Purchase Agreement, pursuant to which the Company and Yorkville agreed, among other things, to remove the restriction on the Company’s ability to effect an advance under the SEPA, provided that for so long as any principal and interest remain outstanding under the Convertible Debentures, the Company may only (i) effect an advance under the SEPA if (x) the daily VWAP of the Common Stock is less than the Floor Price for five consecutive trading days, or (y) the Company has issued pursuant to the Convertible Debentures in excess of 95% of the shares of the Common Stock available under the Exchange Cap and has not been cured in accordance with clause (A), (B), or (C) of Section 2(a) of the Convertible Debentures, and (ii) designate an Option 1 Advance Amount under the SEPA. Pursuant to the Side Letter, the proceeds from any advance shall offset an equal amount outstanding under the Convertible Debentures as an optional redemption. During each calendar month, any portion of such proceeds that would result in the cumulative reduction to the outstanding principal under the Convertible Debentures by more than $3.0 million (“Excess Proceeds”) shall be split such that 75% of such Excess Proceeds is paid to the Company pursuant to the terms of the SEPA and 25% of such Excess Proceeds is applied as an optional redemption on the Convertible Debentures. Each monthly Prepayment amount under the Convertible Debentures shall be reduced by any such proceeds applied as an optional redemption in the 30 days prior to the applicable monthly Prepayment date.
The derivative features of the Convertible Debentures are carried on the Company’s consolidated balance sheet at fair value of $11,000 and $0.4 million in Derivative liabilities as of June 30, 2023 and December 31, 2022, respectively. For the six months ended June 30, 2023, the Company recorded a gain on the change in fair value of derivative liabilities of $0.2 million. The derivative liabilities associated with the Convertible Debentures will remain in effect until such time as the underlying convertible notes are exercised or terminated (see Note 10 — Derivative Instruments). The Company classified the Convertible Debentures and associated derivative liabilities as current liabilities given a maturity date of less than one year.
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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
The Convertible Debentures will not be included in the computation of either basic or diluted EPS for the three and six months ended June 30, 2023 in Note 16 — Net Loss per Share. This financial instrument is not included in basic EPS because it does not represent participating securities. Further, the Convertible Debentures are not included in diluted EPS because the Company reported a net loss from continuing operations for the three and six months ended June 30, 2023; thus, including these financial instruments would have an antidilutive effect on EPS.
As of June 30, 2023 and December 31, 2022, the Company had a principal balance of $17.8 million outstanding, net of unamortized debt discounts and issuance costs of $1.8 million, and $33.0 million outstanding, net of unamortized debt discounts and issuance costs of $6.2 million, respectively. Amortization of debt discounts and issuance costs, recorded in other income (expense), net, for the three and six months ended June 30, 2023 totaled $2.5 million and $4.3 million, respectively. The Company recorded interest expense of $0.3 million and $0.7 million in other income (expense), net related to the Convertible Debentures during the three and six months ended June 30, 2023, respectively.
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
The Note will not be included in the computation of either basic or diluted EPS for the three and six months ended June 30, 2023 in Note 16 - Net Loss per Share. This financial instrument is not included in basic EPS because it does not represent

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
participating securities. Further, the Note is not included in diluted EPS because the Company reported a net loss from continuing operations for the three and six months ended June 30, 2023; thus, including these financial instruments would have an antidilutive effect on EPS.
As of June 30, 2023 and December 31, 2022, the Company had a principal balance of $20.0 million outstanding, net of unamortized debt and issuance costs of $0.1 million and $20.0 million outstanding, net of unamortized debt and issuance costs $0.1 million, respectively. Amortization of debt issuance costs, recorded in other income (expense), net, for the three and six months ended June 30, 2023 was immaterial. The Company recorded interest expense of $0.5 million and 1.0 million in other income (expense), net related to the Note during the three and six months ended June 30, 2023, respectively.
Note 8 — Investments
Amortized cost, gross unrealized gains/losses in accumulated other comprehensive loss and fair value of marketable debt securities, available-for-sale, by type of security as of June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Corporate debt security	$11,381	$—	$(56)	$11,325
Asset-backed security and other	2,017	—	—	2,017
	$13,398	$—	$(56)	$13,342

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Corporate debt security	$40,177	$—	$(612)	$39,565
U.S. treasuries	2,201	—	(21)	2,180
Asset-backed security and other	5,324	—	(76)	5,248
Non-U.S. government and supranational bonds	3,685	—	(30)	3,655
	$51,387	$—	$(739)	$50,648
As of June 30, 2023, no allowance for credit losses was recorded related to an impairment of available-for-sale securities.
The Company’s investments in marketable debt securities, available-for-sale that have been in a continuous unrealized loss position by type of security as of June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30, 2023
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt security	$1,011	$—	$10,314	$(56)	$11,325	$(56)
	$1,011	$—	$10,314	$(56)	$11,325	$(56)

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
Gross realized gains and gross realized losses from the sales of the Company’s marketable debt securities, available-for-sale for the three and six months ended June 30, 2023 and 2022 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gross realized gains	$—	$—	$—	$—
Gross realized losses	$—	$(63)	$(91)	$(69)
Amortized cost and fair value of marketable debt securities, available-for-sale by contractual maturity as of June 30, 2023 consisted of the following (in thousands, except weighted average data):

	Amortized Cost	Fair Value
Due in one year or less	$13,398	$13,342
Weighted average contractual maturity		0.1 years
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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
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
Nasdaq Deficiency Letter: On December 28, 2022, the Company received a deficiency letter (the “Letter”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the last 30 consecutive business days prior to the date of the Letter, the closing bid price for the Common Stock, was below $1.00 per share, which is the minimum closing bid price required for continued listing on the Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1) (“Rule 5450(a)(1)”).
Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided with a grace period of 180 calendar days, or until June 26, 2023, to meet the minimum bid price requirement of Rule 5450(a)(1) under the listing rules of Nasdaq (the “Minimum Bid Price Requirement”). On June 20, 2023, the Company applied to transfer the listing of the Common Stock and Warrants from The Nasdaq Global Market to The Nasdaq Capital Market.
On June 27, 2023, the Company received approval from the Listing Qualifications Department of Nasdaq to transfer the listing of the Common Stock and Warrants from the Nasdaq Global Market to the Nasdaq Capital Market (the “Approval”). The Common Stock and Warrants transferred to the Nasdaq Capital Market at the opening of business on June 29, 2023. The Common Stock will continue to trade under the symbol “XOS” and the Warrants will continue to trade under the symbol “XOSWW.” The Nasdaq Capital Market operates in substantially the same manner as the Nasdaq Global Market, but with less stringent listing requirements, although listed companies must meet certain financial requirements and comply with Nasdaq’s corporate governance requirements.
In connection with the Approval, the Company has been granted an additional 180-calendar day grace period, or until December 26, 2023, to regain compliance with the Minimum Bid Price Requirement. To regain compliance with the Minimum Bid Price Requirement and qualify for continued listing on the Nasdaq Capital Market, the minimum bid price per share of the Common Stock must be at least $1.00 for at least ten consecutive business days during the additional 180-calendar day grace period. If the Company does not regain compliance during this additional grace period, the Common Stock would be subject to delisting by Nasdaq. As part of the Company’s transfer application, the Company notified Nasdaq that in order to regain compliance with the Minimum Bid Price Requirement during the additional grace period, it will implement a reverse stock split. If the Common Stock becomes subject to delisting as a result of the Company’s failure to regain compliance with the Minimum Bid Price Requirement by December 26, 2023, the Company may appeal the decision to a Nasdaq Hearings Panel. In the event of an appeal, the Common Stock would remain listed on the Nasdaq Capital Market pending a written decision by the Nasdaq Hearings Panel following a hearing.
Standby Equity Purchase Agreement
On March 23, 2022, the Company entered into a Standby Equity Purchase Agreement with YA II PN, Ltd. (“Yorkville”), which was subsequently amended on June 22, 2023 (as amended, the "SEPA"), whereby the Company has the right, but not the obligation, to sell to Yorkville up to $125.0 million of shares of its Common Stock at its request any time until February 11, 2026, subject to certain conditions. The Company expects to use any net proceeds for working capital and general corporate purposes.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
As consideration for Yorkville’s commitment to purchase shares of Common Stock at the Company’s direction upon the terms and subject to the conditions set forth in the purchase agreement, upon execution of the purchase agreement, the Company issued 18,582 shares of common stock to Yorkville.
On June 22, 2023, the Company and Yorkville entered into the First Amendment to SEPA (the “SEPA Amendment”), in which the Company and Yorkville agreed to: (1) change the calculation of the purchase price of an Option 1 Advance (as defined in the SEPA) from an average of the daily VWAP of the Common Stock during a three-day pricing period to the lowest VWAP during such three-day pricing period; (2) change the denomination of any requested advances from the Company to Yorkville under the SEPA from dollars to shares; (3) increase Yorkville’s beneficial ownership limitation under the SEPA from 4.99% to 9.99% of the outstanding Common Stock, provided that if any portion of an advance under the SEPA would cause Yorkville to exceed the beneficial ownership limitation due to Yorkville’s ownership of the Company’s securities convertible into Common Stock, then the maximum number of shares of Common Stock that such securities will be convertible into will be reduced by the number of shares of Common Stock included in such advance for such period that Yorkville holds such shares of common stock covered by such advance and the number of shares of Common Stock covered by such advance will not be reduced; (4) extend the commitment period to February 11, 2026 and (5) make other administrative and drafting changes.
Pursuant to Side Letter, the Company and Yorkville agreed, among other things, to remove the restriction in the Securities Purchase Agreement on the Company’s ability to effect an advance under the SEPA, subject to certain conditions while the Convertible Debentures remain outstanding. The proceeds from any advance under the SEPA will offset an equal amount outstanding under the Convertible Debentures as an optional redemption. During each calendar month, any portion of such proceeds that would result in the cumulative reduction to the outstanding principal under the Convertible Debentures by more than $3.0 million (“Excess Proceeds”) shall be split such that 75% of such Excess Proceeds is paid to the Company pursuant to the terms of the SEPA and 25% of such Excess Proceeds is applied as an optional redemption of the Convertible Debentures. Each monthly Prepayment amount under the Convertible Debentures shall be reduced by any such optional redemptions in the 30 days prior to the applicable Prepayment date.
As of June 30, 2023 and December 31, 2022, the remaining commitment available under the agreement was $119.8 million and $120.7 million, respectively.
Note 10 — Derivative Instruments
Public and Private Placement Warrants
As of June 30, 2023, the Company had 18,633,301 Public Warrants and 199,997 Private Placement Warrants outstanding, with fair values of $0.8 million and $9,000, respectively.
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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Note 11 — Share-Based Compensation
2018 Stock Plan
On November 27, 2018, the Legacy Xos’ board of directors and stockholders adopted the 2018 Stock Plan. There are no shares available for issuance under the 2018 Stock Plan; however, the 2018 Stock Plan continues to govern the terms and conditions of the outstanding awards granted under the 2018 Stock Plan.
Options
As of June 30, 2023, there were 755,726 Options outstanding under the 2018 Stock Plan. The amount and terms of Option grants were determined by the board of directors of Legacy Xos. The Options granted under the 2018 Stock Plan generally expire within 10 years from the date of grant and generally vest over 4 years, at the rate of 25% on the first anniversary of the date of grant and ratably on a monthly basis over the remaining 36-month period thereafter based on continued service.
Stock option activity during the six months ended June 30, 2023 consisted of the following:

	Options	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Years	Intrinsic Value
December 31, 2022 — Options outstanding	1,572,451	$0.02	$0.02	7.14	$670,451
Granted	—	—	—
Exercised	1,647	0.02	0.02
Forfeited	808	0.02	0.02
March 31, 2023 — Options outstanding	1,569,996	$0.02	$0.02	6.90	$798,297
Granted	—	—	—
Exercised	469,525	0.02	0.02
Forfeited	344,745	0.02	0.02
June 30, 2023 — Options outstanding	755,726	$0.01	$0.02	6.06	$151,188
June 30, 2023 — Options vested and exercisable	711,386	$0.01	$0.02	5.99	$142,620
Aggregate intrinsic value represents the difference between the exercise price of the options and the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised during the three months ended June 30, 2023 and 2022 were approximately $179,000 and $114,000, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2023 and 2022 were approximately $180,000 and $115,000, respectively.
The Company estimates the fair value of options utilizing the Black-Scholes option pricing model, which is dependent upon several variables, including expected option term, expected volatility of the Company's share price over the expected term, expected risk-free rate and expected dividend yield rate. There were no option grants during the three and six months ended June 30, 2023 and 2022.
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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
As of June 30, 2023, there were 6,425,286 shares of Common Stock available for issuance under the 2021 Equity Plan.
RSU activity during the six months ended June 30, 2023 consisted of the following:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Fair Value
December 31, 2022 — RSU outstanding	10,308,272	$1.45	$4,565,534
Granted	1,156,455	0.83	969,652
Vested	1,590,991	1.02	1,089,668
Forfeited	650,204	1.21	514,189
March 31, 2023 — RSU outstanding	9,223,532	$1.47	$4,842,354
Granted	15,963,747	0.48	8,217,614
Vested	1,833,356	1.25	988,109
Forfeited	1,687,077	1.31	700,893
June 30, 2023 — RSU outstanding	21,666,846	$0.77	$4,714,706
The Company’s recognized stock-based compensation expense (including earn-out RSUs) in the condensed consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2023, totaling approximately $2.1 million and $4.1 million, and 2022 totaling approximately $1.1 million and $2.5 million, respectively, which consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of goods sold	$137	$198	$266	$227
Research and development	457	93	958	354
Sales and marketing	258	36	525	94
General and administrative	1,202	751	2,317	1,794
Total	$2,054	$1,078	$4,066	$2,469
The unamortized stock-based compensation expense was $15.0 million as of June 30, 2023, and weighted average remaining amortization period as of June 30, 2023 was 2.68 years.
The aggregate fair value of RSUs that vested was $1.0 million and $2.1 million during the three and six months ended June 30, 2023, respectively.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Note 12 — Property and Equipment, net
Property and equipment, net consisted of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Equipment	$7,540	$7,595
Finance lease assets	7,991	9,283
Furniture and fixtures	173	173
Company vehicles	1,753	1,389
Leasehold improvements	1,401	1,401
Computers, software and related equipment	3,101	2,865
Construction in progress	347	346
Property and equipment, gross	22,306	23,052
Accumulated depreciation	(5,967)	(4,471)
Property and equipment, net	$16,339	$18,581
Depreciation expense during each of the three months ended June 30, 2023 and 2022 totaled $0.4 million and $0.3 million, respectively. Depreciation expense during each of the six months ended June 30, 2023 and 2022 totaled $1.4 million and $0.6 million, respectively.
Note 13 — Commitments and Contingencies
Legal Contingencies
Legal claims may arise from time to time in the normal course of business, the results of which may have a material effect on the Company’s accompanying unaudited condensed consolidated financial statements. As of June 30, 2023 and December 31, 2022, the Company was not a party to any legal proceedings, that individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

Note 14 — Related Party Transactions
The Company leased property in North Hollywood, California from the Valley Industrial Properties which is owned by the Sunseeker Trust. The Sunseeker Trust is an irrevocable trust with the beneficiary being the mother of the CEO, Dakota Semler. The lease expired during April 2022 and the Company continued to lease the space on a month-to-month basis through December 31, 2022. Rent expense during the three months ended June 30, 2023 and 2022 amounted to $0, and $35,000, respectively. Rent expense during the six months ended June 30, 2023 and 2022 amounted to $0 and $70,000, respectively.
The Company had a contract manufacturing agreement with Fitzgerald Manufacturing Partners to provide manufacturing services, which was terminated during June 2023. The owner of Fitzgerald Manufacturing Partners is a stockholder of the Company. We also have lease agreements with Fitzgerald Manufacturing Partners, for which we recorded rent expense of $0.2 million during each of the three months ended June 30, 2023 and 2022. Rent expense for the each of the six months ended June 30, 2023 and 2022 was $0.4 million.
Note 15 — Income Taxes
The effective tax rate during the three months ended June 30, 2023 and 2022 was (0.01)% and (0.01)%, respectively. The effective tax rate during the six months ended June 30, 2023 and 2022 was (0.01)% and (0.01)%, respectively. State taxes coupled with losses not benefited resulted in an effective tax rate below the statutory tax rate of 21% for the six months ended June 30, 2023.
The Company recognizes tax benefits related to positions taken, or expected to be taken, on its tax returns, only if the positions are "more-likely-than-not" sustainable. Once this threshold has been met, the Company's measurement of its expected tax

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
benefits is recognized in its financial statements. The Company does not have any uncertain tax positions that meet this threshold as of June 30, 2023 and December 31, 2022.
The Company files income tax returns with the Internal Revenue Service and the taxing authorities of various states. The tax periods 2018 through 2022 remain open in most jurisdictions. The Company is not currently under examination by income tax authorities in any federal or state jurisdiction.
At June 30, 2023, the Company's deferred income taxes were in a net asset position mainly due to deferred tax assets generated by net operating losses. The Company assesses the likelihood that its deferred tax assets will be realized. A full review of all positive and negative evidence needs to be considered, including the Company's current and past performance, the market environments in which the Company operates, the utilization of past tax credits, the length of carryback and carryforward periods, and tax planning strategies that might be implemented. Management believes that, based on a number of factors, it is more likely than not that all or some portion of the deferred tax assets may not be realized; accordingly, the Company has provided a valuation allowance against its net deferred tax assets at June 30, 2023 and December 31, 2022.

Note 16 — Net Loss per Share
Basic and diluted net loss per share during the three and six months ended June 30, 2023 and 2022 consisted of the following (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(23,578)	$(9,646)	$(47,909)	$(33,676)
Net loss attributable to common stockholders, basic	(23,578)	(9,646)	(47,909)	(33,676)
Net loss attributable to common stockholders, diluted(1)	$(23,578)	$(9,646)	$(47,909)	$(33,676)

Denominator:
Basic
Weighted average shares outstanding, basic	170,999	164,041	170,013	163,606
Basic net loss per share	$(0.14)	$(0.06)	$(0.28)	$(0.21)

Diluted
Weighted average shares outstanding, diluted(1)	170,999	164,041	170,013	163,606
Diluted net loss per share	$(0.14)	$(0.06)	$(0.28)	$(0.21)
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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Potential weighted average shares that were excluded from the computation of diluted net income (loss) per share because their effect was anti-dilutive as of June 30, 2023 and 2022 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Contingent earn-out shares	16,422	16,422	16,422	16,422
Common stock public and private warrants	18,833	18,833	18,833	18,833
Restricted stock units	21,667	708	21,667	717
Stock options	756	1,783	756	1,798
Convertible debt	47,035	—	61,524	—

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
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments in marketable debt securities, available-for-sale, accounts payable, other current liabilities, warrants, earn-out shares liability, convertible debt and the associated derivative liability. The fair value of cash and accounts receivable approximates carrying value due to their short-term maturity.
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
Assets and liabilities carried at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited

	June 30, 2023
	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and Cash Equivalents(1):
Money market funds	$18,177	$18,177	$—	$—
	18,177	18,177	—	—
Short-Term Investments:
Corporate debt security	11,325	—	11,325	—
Asset-backed security and other	2,017	—	2,017	—
	13,342	—	13,342	—
Total Financial Assets	$31,519	$18,177	$13,342	$—

Financial Liabilities:
Private Placement Warrants	$9	$—	$9	$—
Public Warrants	837	837	—	—
Derivative Liabilities	11	—	—	11
Contingent Earn-out Shares liability	47	—	—	47
Total Financial Liabilities	$904	$837	$9	$58
____________
(1) Included in total cash and cash equivalents in the condensed consolidated balance sheets.

	December 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and Cash Equivalents(1):
Money market funds	$22,481	$22,481	$—	$—
Corporate debt security	2,199	2,199	—	—
	24,680	24,680	—	—
Short-Term Investments:
U.S. treasuries	2,181	2,181	—	—
Corporate debt security	39,564	—	39,564	—
Asset-backed security and other	5,248	—	5,248	—
Non-U.S. government and supranational bonds	3,655	—	3,655	—
	50,648	2,181	48,467	—
Total Financial Assets	$75,328	$26,861	$48,467	$—

Financial Liabilities:
Private Placement Warrants	$7	$—	$7	$—
Public Warrants	654	654	—	—
Derivative Liabilities	405	—	—	405
Contingent Earn-out Shares liability	564	—	—	564
Total Financial Liabilities	$1,630	$654	$7	$969
____________
(1) Included in total cash and cash equivalents in the condensed consolidated balance sheets.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
The changes in the fair value of Level 3 financial liabilities during the three months ended June 30, 2023 consisted of the following (in thousands):

	Derivative Liabilities on Convertible Debentures	Contingent Earn-Out Shares Liability
Fair value, beginning of period	$497	$616
Recognition of earn-out RSUs	0	(6)
Change in fair value during the period	(486)	(563)
Fair value, end of period	$11	$47
The changes in the fair value of Level 3 financial liabilities during the six months ended June 30, 2023 consisted of the following (in thousands):

	Derivative Liabilities on Convertible Debentures	Contingent Earn-Out Shares Liability
Fair value, beginning of period	$405	$564
Recognition of earn-out RSUs	0	(6)
Change in fair value during the period	(394)	(511)
Fair value, end of period	$11	$47
Significant unobservable inputs related to Level 3 earn-out shares liability consisted of the following as of June 30, 2023:

	June 30, 2023	December 31, 2022
Stock price	$0.22	$0.44
Stock price volatility	80%	80%
Expected term	3.14 years	3.64 years
Risk-free interest rate	4.5%	4.2%
Significant unobservable inputs related to Level 3 derivative liabilities consisted of the following:

	June 30, 2023	December 31, 2022
Stock price	$0.22	$0.44
Stock price volatility	80%	80%
Expected term	0.37 years	0.86 years
Risk-free interest rate	5.3%	4.6%

Note 18 — Subsequent Events
Convertible Debentures
Pursuant to the Convertible Debentures, as a result of the daily VWAP being less than the Floor Price for five consecutive trading days, the Company was required to make, and made, Prepayments to Yorkville in the amounts of $2.8 million on July 4, 2023 and $3.2 million on August 4, 2023, respectively. The Floor Price was $0.59 as of the date of this Report.
Pursuant to the terms of the Securities Purchase Agreement, in July 2023, the Company elected to extend the maturity date of the Convertible Debentures from November 11, 2023 to February 11, 2024.

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
During the six months ended June 30, 2023, we delivered 67 vehicles (including leases) and 2 powertrains. During the three months ended June 30, 2023, we delivered 37 vehicles (including leases) and 1 powertrain. During the six months ended June 30, 2022, we delivered 127 vehicles and 2 powertrains. During the three months ended June 30, 2022, we delivered 71 vehicles and 2 powertrains. Actual sales performance during the current period is down due to ongoing charging infrastructure and supply chain delays.
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
During the six months ended June 30, 2023, we generated $8.8 million in revenue (or 93% of revenue) from vehicle and powertrain sales, $0.3 million (or 3% of revenue) from Fleet-as-a-Service revenue, and 0.4 million (or 4% of revenue) from ancillary revenue. During the six months ended June 30, 2022, we generated $16.1 million in revenue (or 96% of revenue) from vehicle and powertrain sales, $0.1 million (or 1% of revenue) from Fleet-as-a-Service revenue, and $0.6 million (or 3% of revenue) from ancillary revenue.
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
Recent Developments
In June 2023 we conducted a reduction in force to reduce costs, streamline our organizational structure and drive operational efficiencies. The plan included total workforce reductions of approximately 16% of our employees, reorganizing certain functions and reallocating resources to continue to focus on key strategic initiatives and unit deliveries.
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
Global economic conditions, which the COVID-19 pandemic has contributed to, while generally seeing some minor and gradual improvements, continues to impact our ability to source certain of our critical inventory items. The speed and nature of the recovery in response to the pandemic has been slow, placing a burden on our supply chain management, including but not limited to the following areas:
•Semiconductor chip shortage: The global silicon semiconductor industry has experienced a shortage in supply and difficulties in ability to meet customer demand. This shortage has led to an increase in lead-times of production of semiconductor chips and other highly engineered components since the beginning of 2020.
•Battery cells: The battery cell industry is facing a shortage in supply which is causing suppliers to both limit customer allocations and provide no cost relief.
•Supply limitation on vehicle bodies and aluminum: Vehicle body suppliers are currently experiencing elevated pricing or a shortage of key materials such as aluminum.
In addition, efforts to impact direct material cost reductions from re-sourcing direct material, reengineering our solution, and finding new sources of supply, has also impacted our ability to source critical components in the short term. Despite these supply chain disruptions, we have taken significant measures to source inventory for our vehicles and our supply chain purchasing team has been working with vendors to find alternate sources of supply for critical components, including placing orders in advance of projected need to try and offset disruptions. In spite of the various measures taken to minimize the impact of these supply limitations, we continue to experience uncertainty that all inventory will be able to be delivered in time for production plans.
The unpredictability of supply availability could lead to previously unforeseen cost and delivery pressures on certain material and logistical costs in the remainder of 2023. As the Company accelerates execution of its strategic plans, we will endeavor to be strategic in our cost action plans, including working with various vendors and service providers to provide us cost-effective arrangements.
Impact of COVID-19
As the COVID-19 pandemic continues to evolve, the ultimate extent of the impact on our businesses, operating results, cash flows, liquidity and financial condition will be primarily driven by the severity and duration of the pandemic as well as the pandemic’s impact on the U.S. and global economies. During the six months ended June 30, 2023, despite the continued COVID-19 pandemic, we continued to operate our business at full capacity, including all of our manufacturing and research and development operations, with the adoption of enhanced health and safety practices. Although we have made our best estimates based upon current information, actual results could materially differ from the estimates and assumptions developed by management. Accordingly, it is reasonably possible that the estimates made in the financial statements have been, or will be, impacted in the near term as a result of these conditions.
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
Revenue consists of product sales, inclusive of shipping and handling charges, net of estimates for customer allowances, Fleet-as-a-Service product offerings, and leasing. Revenue is measured as the amount of consideration we expect to receive in exchange for delivering products. All revenue is recognized when we satisfy the performance obligations under the contract. We recognize revenue by delivering the promised products to the customer, with the revenue recognized at the point in time the customer takes control of the products. For shipping and handling charges, revenue is recognized at the time the products are delivered to or picked up by the customer. For leasing, revenue is recognized on a straight line basis over the term of the lease agreement. The majority of our current contracts have a single performance obligation, which is met at the point in time that the product is delivered, and title passes, to the customer, and are short term in nature.
Cost of Goods Sold
Cost of goods sold includes materials and other direct costs related to production of our vehicles, including components and parts, batteries, direct labor costs and manufacturing overhead, among others. Cost of goods sold also includes material and other direct costs related to the production and assembly of powertrains and battery packs as well as materials and other costs incurred related to charging infrastructure installation. Materials include inventory purchased from suppliers, as well as assembly components that are assembled by company personnel, including allocation of stock-based compensation expense. Direct labor costs relate to the wages of those individuals responsible for the assembly of vehicles, powertrain units and batteries delivered to customers. Cost of goods sold also includes depreciation expense on property and equipment related to cost of goods sold activities, calculated over the estimated useful life of the property and equipment on a straight-line basis. Upon property and equipment retirement or disposal, the cost of the asset disposed, and the related accumulated depreciation from the accounts and any gain or loss is reflected in the consolidated statements of operations and comprehensive loss, allocated to cost of goods sold.
Cost of goods sold includes reserves for estimated warranty expenses as well as reserves for estimated returns of vehicles. Additionally, cost of goods sold includes adjustments for the results of physical inventory counts. Cost of goods sold also includes reserves to write down the carrying value of our inventory to their net realizable value and to provide for any excess or obsolescence.
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

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2023 and 2022
The following table sets forth our historical operating results for the periods indicated:

	For the Three Months Ended June 30,
(in thousands)	2023	2022	$ Change	% Change
Revenues	$4,754	$9,766	$(5,012)	(51)%
Cost of goods sold	8,479	15,070	(6,591)	(44)%
Gross loss	(3,725)	(5,304)	1,579	(30)%
Operating expenses
General and administrative	9,816	12,093	(2,277)	(19)%
Research and development	5,181	7,635	(2,454)	(32)%
Sales and marketing	1,761	2,960	(1,199)	(41)%
Total operating expenses	16,758	22,688	(5,930)	(26)%
Loss from operations	(20,483)	(27,992)	7,509	(27)%
Other income (expense), net	(3,963)	(226)	(3,737)	nm(1)
Change in fair value of derivative instruments	307	3,703	(3,396)	(92)%
Change in fair value of earn-out shares liability	563	14,870	(14,307)	(96)%
Loss before provision for income taxes	(23,576)	(9,645)	(13,931)	144%
Provision for income taxes	2	1	1	100%
Net Loss	$(23,578)	$(9,646)	$(13,932)	144%

	For the Six Months Ended June 30,
(in thousands)	2023	2022	$ Change	% Change
Revenues	$9,451	$16,797	$(7,346)	(44)%
Cost of goods sold	14,053	28,100	(14,047)	(50)%
Gross loss	(4,602)	(11,303)	6,701	(59)%
Operating expenses
General and administrative	21,415	23,415	(2,000)	(9)%
Research and development	10,930	14,584	(3,654)	(25)%
Sales and marketing	3,565	4,988	(1,423)	(29)%
Total operating expenses	35,910	42,987	(7,077)	(16)%
Loss from operations	(40,512)	(54,290)	13,778	(25)%
Other income (expense), net	(8,114)	(145)	(7,969)	nm(1)
Change in fair value of derivative instruments	210	3,268	(3,058)	(94)%
Change in fair value of earn-out shares liability	511	17,494	(16,983)	(97)%
Loss before provision for income taxes	(47,905)	(33,673)	(14,232)	42%
Provision for income taxes	4	3	1	33%
Net Loss	$(47,909)	$(33,676)	$(14,233)	42%
___________
(1) Percentage changes greater than or equal to 400% are not meaningful and noted as “nm” in the table above.

Revenues
Our total revenues decreased by $5.0 million, or 51%, from $9.8 million in the three months ended June 30, 2022 to $4.8 million in the three months ended June 30, 2023, primarily driven by a decrease in unit sales, offset by an increase in average selling price. During the three months ended June 30, 2023, we sold 37 stepvans (including leases) and 1 powertrain, compared to 71 stepvans and 2 powertrains during the three months ended June 30, 2022.
Our total revenues decreased by $7.3 million, or 44%, from $16.8 million in the six months ended June 30, 2022 to $9.5 million in the six months ended June 30, 2023, primarily driven by a decrease in unit sales, offset by an increase average selling price. During the six months ended June 30, 2023, we sold 67 stepvans (including leases) and 2 powertrains, compared to 127 stepvans and 2 powertrains during the six months ended June 30, 2022.
Cost of Goods Sold
Cost of goods sold decreased by $6.6 million, or 44%, from $15.1 million in the three months ended June 30, 2022 to $8.5 million in the three months ended June 30, 2023. The decrease in cost of goods sold is directly attributable to the decrease in our product revenue and associated decreases of (i) $5.0 million in direct materials, (ii) $1.6 million in direct labor, manufacturing overhead, and freight and (iii) $0.7 million decrease in inventory reserves and associated write-downs. These decreases were offset by increases of (i) $0.4 million in unfavorable physical inventory count and other adjustments and (ii) $0.3 million in warranty reserve.
Cost of goods sold decreased by $14.0 million, or 50%, from $28.1 million in the six months ended June 30, 2022 to $14.1 million in the six months ended June 30, 2023. The decrease in cost of goods sold is directly attributable to the decrease in our product revenue and associated decreases of (i) $9.1 million in direct materials, (ii) $1.5 million in direct labor, manufacturing overhead, and freight, (iii) $2.1 million in inventory reserves and associated write-downs, (iv) $0.8 million in unfavorable physical inventory count and other adjustments and (iv) $0.8 million due to recognition of return reserves for the six months ended June 30, 2023 with no such return reserve recorded during the six months ended June 30, 2022. These decreases were offset by an increase of $0.3 million related to warranty reserves.
The decrease in direct labor encompasses both employee and subcontractor labor costs. The decrease in direct labor and overhead costs are primarily attributable to the mix of units sold during the quarter and the overhead and labor cost associated with the specific production period for the sold units. The decrease in direct material costs is driven by a decrease in units sold. A significant portion of the overhead costs incurred include indirect salaries, facility rent, utilities, and depreciation of production equipment, which are primarily fixed in nature and allocated based on production levels. Accordingly, these costs are still incurred when we experience a reduction in production volume. In the near term, we plan to increase production activities, expecting fixed and semi-fixed overhead costs to be absorbed through the production of our batteries and chassis.
General and Administrative
General and administrative expenses decreased by $2.3 million, or 19%, from $12.1 million in the three months ended June 30, 2022 to $9.8 million in the three months ended June 30, 2023, attributable to decreases of (i) $2.1 million in headcount and personnel cost for legal, finance, accounting, information technology and other general and administrative functions, (ii) $1.0 million in insurance costs driven by cost efficiencies associated with a new broker for 2023 plan renewal, (iii) $0.4 million in other operating expenses, including, travel, recruiting, and facility costs as well as other miscellaneous operating expenses. These decreases were offset by increases of (i) $0.7 million increase in depreciation expense due to the allocation of overhead costs and (ii) $0.5 million in stock-based compensation expense.
General and administrative expenses decreased by $2.0 million, or 9%, from $23.4 million in the six months ended June 30, 2022 to $21.4 million in the six months ended June 30, 2023, attributable to decreases of (i) $2.2 million in headcount and personnel cost for legal, finance, accounting, information technology and general and administrative functions, (ii) $1.3 million in insurance costs driven by cost efficiencies associated with a new broker for 2023 plan renewal and (iii) $0.4 million in other operating expenses, including travel, recruiting, and facility costs. These decreases were offset by increases of (i) $1.2 million in depreciation expense due to the allocation of overhead costs, (ii) $0.5 million in stock-based compensation expense and (iii) $0.2 million in other miscellaneous operating expenses.
Research and Development
Research and development expenses decreased by $2.5 million, or 32%, from $7.6 million in the three months ended June 30, 2022 to $5.2 million in the three months ended June 30, 2023. The change was primarily due to decreases of (i) $1.5 million in allocation of personnel costs driven by lower headcount in engineering and (ii) $1.3 million in net other costs, driven by reduction in equipment and material purchases used solely for research and development purposes. These decreases were offset by an increase of $0.3 million in stock-based compensation expense.
Research and development expenses decreased by $3.7 million, or 25%, from $14.6 million in the six months ended June 30, 2022 to $10.9 million in the six months ended June 30, 2023. The change was primarily due to decreases of (i) $2.1 million in allocation of personnel costs driven by lower headcount in engineering, (ii) $0.9 million reduction in equipment and material purchases due to fewer research and development projects in development year over year and (iii) $1.3 million in net other costs, driven by reductions of equipment and vehicle purchases used solely for R&D purposes. These decreases were offset by an increase of $0.6 million in stock-based compensation expense.
Sales and Marketing
Sales and marketing expense decreased by $1.2 million, or 41%, from $3.0 million in the three months ended June 30, 2022 to $1.8 million in the three months ended June 30, 2023. The change was primarily due to decreases of (i) $0.5 million in allocation of personnel costs driven by lower headcount and (ii) $0.9 million related to reduction in consulting fees, public relations costs, tradeshows and general marketing expense. These decreases were offset by an increase of $0.2 million in stock-based compensation expense.
Sales and marketing expense decreased by $1.4 million, or 29%, from $5.0 million in the six months ended June 30, 2022 to $3.6 million in the six months ended June 30, 2023. The change was primarily due to decreases of (i) $0.9 million in allocation of personnel costs driven by lower headcount and (ii) $0.9 million related to reduction in consulting fees, public relations costs, tradeshows costs and general marketing expense. These decreases were offset by an increase of $0.4 million in stock-based compensation expense.
Other Income (Expense), net
Other expense, net increased by $3.7 million, from $0.2 million in the three months ended June 30, 2022 to $4.0 million of expense in the three months ended June 30, 2023. The change was attributable to increases of (i) $3.4 million in interest expense related to the Convertible Notes and Convertible Debentures, including amortization of related discounts and issuance costs, (ii) $0.5 million for impairment on assets held for sale, and (iii) $0.3 million of redemption premiums related to prepayments on Convertible Debentures. These increases were offset by decreases of (i) $0.3 million in amortization expense related to marketable debt securities, available-for-sale and (ii) $0.2 million in net other expenses, including realized loss on investments.
Other expense, net increased by $8.0 million, from $0.1 million in the six months ended June 30, 2022 to $8.1 million in the six months ended June 30, 2023. The change was attributable to increases of (i) $6.4 million in net interest expense related to the Convertible Notes and Convertible Debentures, including amortization of related discounts and issuance costs with no comparable expense in the six months ended June 30, 2022, (ii) $1.5 million for impairment on assets held for sale, and (iii) $$0.7 million of redemption premiums related to prepayments on Convertible Debentures. This increase was offset by a decrease of $0.6 million in amortization expense related to marketable debt securities, available-for-sale.
Change in Fair Value of Derivatives
The gain on the change in fair value of derivative instruments decreased by $3.4 million, or 92%, from $3.7 million in the three months ended June 30, 2022 to $0.3 million in the three months ended June 30, 2023. The change in fair value in both periods is primarily attributable to the change in our stock price and the resulting valuation at the respective reporting period.
The gain on change in fair value of derivative instruments decreased by $3.1 million, or 94%, from $3.3 million in the six months ended June 30, 2022 to $0.2 million in the six months ended June 30, 2023. The change in fair value in both periods is primarily attributable to the change in our stock price and the resulting valuation at the respective reporting period.
Change in Fair Value of Contingent Earn-out Interests Liability
The gain on the change in fair value of contingent earn-out shares liability decreased by $14.3 million from $14.9 million in the three months ended June 30, 2022 to $0.6 million in the three months ended June 30, 2023. The change in fair value in both periods is primarily attributable to the change in our stock price and the resulting valuation at the respective reporting period.
The gain on the change in fair value of contingent earn-out shares liability decreased by $17 million from $17.5 million in the six months ended June 30, 2022 to $0.5 million in the six months ended June 30, 2023. The change in fair value in both periods is primarily attributable to the change in our stock price and the resulting valuation at the respective reporting period.

Provision for income taxes
The Company recorded income tax provision of $2,000 and $1,000 during the during the three months ended June 30, 2023 and 2022, respectively. The Company recorded income tax provision of $4,000 and $3,000 during the during the six months ended June 30, 2023 and 2022, respectively.

Liquidity and Capital Resources
As of June 30, 2023, our principal sources of liquidity were our cash and cash equivalents and investments in marketable debt securities, available-for-sale aggregating to $41.1 million and our access to capital under the SEPA. Our short-term uses of cash are for working capital and to make payments on our debt and convertible notes, including interest and prepayment premiums, as necessary, and our long-term uses of cash are for working capital and to pay the principal of our indebtedness.
Under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern (“ASC 205-40”), we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year of the financial statements included elsewhere in this Quarterly Report. The result of our ASC 205-40 analysis, due to uncertainties discussed below, is that there is substantial doubt about our ability to continue as a going concern through the next 12 months from the date of the condensed consolidated financial statements in this Report.
As an early stage growth company, the net losses and cash outflows we have incurred since inception are consistent with our strategy and budget. We will continue to incur net losses and cash outflows in accordance with our operating plan as we continue to expand our research and development activities with respect to our vehicles and battery systems, scale our operations to meet anticipated demand and establish our Fleet-as-a-Service offering. As a result, our ability to access capital is critical and until we can generate sufficient revenue to cover our operating expenses, working capital and capital expenditures, we will need to raise additional capital in order to fund and scale our operations. We have plans to secure and intend to employ various strategies to raise additional capital, such as through the SEPA and other capital raising strategies such as a combination of debt financing, other non-dilutive financing and/or equity financing, including through asset-based lending and/or receivable financing. However, the ability to access the SEPA is dependent on trading volumes and market price of our Common Stock. Our ability to access other capital when needed is not assured and, if capital is not available to us when, and in the amounts needed, we could be required to delay, scale back or abandon some or all of our development programs and other operations, which could materially harm our business, prospects, financial condition and operating results. Global general economic and political conditions, such as a potential recession, inflation, uncertain credit and global financial markets, including recent and potential bank failures, health crises, supply chain disruption, fuel prices, international currency fluctuations, and geopolitical events such as local and national elections, corruption, political instability and acts of war or military conflict including repercussions of the war between Russia and Ukraine, or terrorism, have and could continue to adversely impact our ability to raise additional funds. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our commercialization, research and development programs and/or other efforts and our ability to continue our operations. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all. In addition, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements and/or seek protection under Chapters 7 or 11 of the United States Bankruptcy Code. This could potentially cause us to cease operations and result in a complete or partial loss of your investment in our Common Stock.
Standby Equity Purchase Agreement
On March 23, 2022, we entered into a Standby Equity Purchase Agreement with Yorkville, which was subsequently amended on June 22, 2023 (as amended, the "SEPA"), whereby we have the right, but not the obligation, to sell to Yorkville up to $125.0 million of shares of our Common Stock at our request any time until February 11, 2026, subject to certain conditions. Pursuant to Side Letter and the Securities Purchase Agreement, our ability to effect an advance under the SEPA is subject to certain additional conditions while the Convertible Debentures remain outstanding. As of June 30, 2023, the remaining commitment available under the SEPA was $119.8 million. We used the net proceeds received from sales of Common Stock pursuant to the SEPA for working capital and general corporate purposes and expect similar use of proceeds going forward. See Note 7 — Convertible Notes and Note 9 — Equity — Standby Equity Purchase Agreement in the accompanying unaudited condensed consolidated financial statements for more information regarding the SEPA, the Side Letter and the Securities Purchase Agreement.

Convertible Debt
Further, on August 11, 2022 and September 21, 2022, we issued convertible debentures (as subsequently amended, the “Convertible Debentures”) to Yorkville in the aggregate principal amount of $35.0 million, with a maturity date that was extended to February 11, 2024. Also on August 11, 2022, we issued a convertible promissory note (as subsequently amended and restated, the “Convertible Note”) to Aljomaih Automotive Co. (“Aljomaih”) with a principal amount of $20.0 million and a maturity date of August 11, 2025. As of June 30, 2023, aggregate principal amounts of $17.8 million and $20.0 million were outstanding on the Convertible Debentures and the Convertible Note, respectively. We have used the net proceeds from the Convertible Debentures and the Convertible Note for operational liquidity, working capital and general and administrative expenses and expect similar use of proceeds going forward.
Pursuant to the Convertible Debentures, as a result of the daily volume-weighted average price of our Common Stock being less than a certain floor price (the “Floor Price”) for five consecutive trading days, we were required to make, and made, five Prepayments during the six months ended June 30, 2023, which included $15.0 million of principal payments, $0.7 million payment of redemption premiums and $1.3 million payment of accrued interest. The Floor Price was $0.59 as of the date of this Report. See Note 7 — Convertible Notes and Note 18 — Subsequent Events in the accompanying unaudited condensed consolidated financial statements for more information regarding the Convertible Debentures and Convertible Notes.
Summary of cash flow data consisted of the following (in thousands):

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(30,042)	$(75,828)
Net cash provided by investing activities	36,608	60,099
Net cash (used in) provided by financing activities	(17,437)	3,838
Net decrease in cash and cash equivalents	$(10,871)	$(11,891)
Cash Flows from Operating Activities
Our cash flows from operating activities are significantly affected by the growth of our business primarily related to research and development and selling, general, and administrative activities and working capital needs to support growth in inventory reserves and fluctuations in accounts payable and other current assets and liabilities.
Net cash used in operating activities was $30.0 million for the six months ended June 30, 2023, primarily consisting of a net loss excluding non-cash expenses and gains of $34.4 million, and net changes in operating assets and liabilities of $4.4 million.
Net cash used in operating activities was $75.8 million for the six months ended June 30, 2022, primarily consisting of a net loss excluding non-cash expenses and gains of $47.3 million, and net changes in operating assets and liabilities of $28.5 million, including $28.9 million in inventory cost build-up in anticipation of production ramp-up.
Cash Flows from Investing Activities
Cash flows from investing activities primarily relate to the sales and maturities of marketable securities, offset by capital expenditures to support our growth.
Net cash provided by investing activities was $36.6 million for the six months ended June 30, 2023, due to net proceeds from sale of investments in marketable debt securities of $37.5 million and net proceeds from sale of assets held for sale of $0.5 million, offset by property and equipment additions of $1.4 million.
Net cash provided by investing activities was $60.1 million for the six months ended June 30, 2022, due to net proceeds from sale of investments in marketable debt securities of $69.6 million, offset by property and equipment additions of $9.5 million.
Cash Flows from Financing Activities
Net cash used in financing activities was $17.4 million for the six months ended June 30, 2023, which primarily related to (i) payments for convertible notes (including prepayment premium) of $15.7 million, (ii) equipment lease principal payments of $1.2 million, (iii) taxes paid relating to net-settlement of stock-based awards of $0.7 million, and (iv) outflow from net short-

term insurance financing note activity of $0.7 million. This was offset by proceeds from issuance of common stock under the SEPA of $0.9 million.
Net cash provided by financing activities was $3.8 million for the six months ended June 30, 2022, primarily related to proceeds from the issuance of common stock under the SEPA of $4.3 million, offset by taxes paid relating to net-settlement of stock-based awards of $0.2 million and equipment lease principal payments of $0.3 million.
Contractual Obligations and Commitments
We did not have any material contractual obligations or other commitments as of June 30, 2023, other than what’s disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
We are also required to disclose changes made in our internal controls and procedures on a quarterly basis. In order to remediate the material weakness in internal control over financial reporting related to the ineffective operation of controls related to inventory management, management has implemented financial reporting control changes to address the material weakness. Management has implemented remediation steps to improve its disclosure controls and procedures and its internal controls over financial reporting, including further documenting and implementing control procedures to address the identified risks of material misstatements, and implementing monitoring activities over such control procedures. Remediation efforts to date include the following:
•Adding additional internal controls over the inventory process
•Implementing new software tools to facilitate automated controls over the inventory process
•Partnering with external consultants specializing in public company control compliance, to assess and implement additional controls over the inventory process

To further remediate the material weakness, management, including the Chief Executive Officer and Chief Financial Officer, have reaffirmed and re-emphasized the importance of internal controls, control consciousness and a strong control environment. We also expect to continue to review, optimize and enhance our financial reporting controls and procedures. During the three months ended June 30, 2023, we completed our testing of the effectiveness of our remediated controls related to inventory management and found them to be effective. As a result, we have concluded that the material weakness has been remediated as of June 30, 2023.
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
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. We maintain a portfolio of investments in a variety of fixed and variable debt rate securities, including, corporate debt and asset-backed securities. As of June 30, 2023, the fair value of investments in marketable debt securities, available-for-sale was $13.3 million. The primary objective of our investment activity is to maintain the safety of principal, and to provide for future liquidity requirements while maximizing yields without significantly increasing risk. While some investments may be securities of companies in foreign countries, all investments are denominated and payable in U.S. Dollars. We do not enter into investments for trading or speculative purposes. While our intent is not to sell these investment securities prior to their stated maturities, we may choose to sell any of the securities for strategic reasons including, but not limited to, anticipated capital requirements, anticipation of credit deterioration, duration management and because a security no longer meets the criteria of our investment policy. We do not use derivatives or similar instruments to manage our interest rate risk. We seek to invest in high quality investments. The weighted average rating (exclusive of cash and cash equivalents) was A as of June 30, 2023. Maturities are maintained consistent with our short-, medium- and long-term liquidity objectives.
The following table sets forth the impact on the fair value of our investments as of June 30, 2023 from changes in interest rates based on the weighted average duration of the debt securities in our portfolio (dollars in thousands):

Approximate Change in Fair Value of Investments
Change in Interest Rate	Increase (Decrease)
2% Decrease	$22
1% Decrease	$11
1% Increase	$(11)
2% Increase	$(23)
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out evaluations of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon each of their evaluations, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level for the three months ended June 30, 2023, including the controls related to inventory management material weakness identified on December 31, 2022.
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
Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2023 and, in making this assessment, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Management believes that, as of June 30, 2023, our internal controls over financial reporting were effective.
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
We previously identified a material weakness in internal controls related to the ineffective operation of controls related to inventory management. As a result of this material weakness, management performed additional analysis as deemed necessary to ensure that our financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.
Notwithstanding this material weakness, management has concluded that our unaudited condensed consolidated financial statements included in this Report are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented therein.
Remediation of Material Weakness in Internal Control Over Financial Reporting
In order to remediate the material weakness in internal control over financial reporting related to the ineffective operation of controls related to inventory management, management has implemented financial reporting control changes to address the material weakness. Management has implemented remediation steps to improve its disclosure controls and procedures and its internal controls over financial reporting, including further documenting and implementing control procedures to address the identified risks of material misstatements, and implementing monitoring activities over such control procedures. Remediation included the following:
•Adding additional internal controls over the inventory process
•Implementing new software tools to facilitate automated controls over the inventory process
•Partnering with external consultants specializing in public company control compliance, to assess and implement additional controls over the inventory process
To further remediate the material weakness, management, including the Chief Executive Officer and Chief Financial Officer, have reaffirmed and re-emphasized the importance of internal controls, control consciousness and a strong control environment. We also continued to review, optimize and enhance our financial reporting controls and procedures. During the three months ended June 30, 2023, we completed our testing of the effectiveness of our remediated controls related to inventory management and found them to be effective. As a result, we have concluded that the material weakness has been remediated as of June 30, 2023.
Changes in Internal Control over Financial Reporting
Except as noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
There is substantial doubt about our ability to continue as a going concern through the next 12 months from the date of the condensed consolidated financial statements in this Report.
As an early stage growth company, our ability to access capital is critical. Until we can generate sufficient revenue to cover our operating expenses, working capital and capital expenditures, we will need to raise additional capital in order to fund and scale our operations. Our ability to access capital when needed is not assured and, if capital is not available to us when, and in the amounts, needed, we could be required to delay, scale back or abandon some or all of our development programs and other operations, which could materially harm our business, prospects, financial condition and operating results. Additional equity financing may not be available on favorable terms and could be dilutive to current stockholders and our ability to access the SEPA is dependent on trading volumes and market price of our Common Stock. Debt financing, if available, may involve restrictive covenants and dilutive financing instruments. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our Common Stock to decline.
Global general economic and political conditions, such as a potential recession, inflation, uncertain credit and global financial markets, including recent and potential bank failures, health crises, supply chain disruption, fuel prices, international currency fluctuations, and geopolitical events such as local and national elections, corruption, political instability and acts of war or military conflict including repercussions of the war between Russia and Ukraine, or terrorism, have and could continue to adversely impact our ability to raise additional funds. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our commercialization, research and development programs and/or other efforts and our ability to continue our operations.
Since inception, we financed our operations primarily from the sales of common stock, the Business Combination, redemption of warrants, and the issuance of debt. As of June 30, 2023, our principal sources of liquidity were our cash and cash equivalents and investments in marketable debt securities, available-for-sale aggregating to $41.1 million and access to capital under the SEPA. Our efforts to raise additional funding or reduce expenses may divert our management from their day-to-day activities, which may adversely affect our ability to operate our business successfully. In addition, we cannot guarantee that financing will be available in sufficient amounts or on terms acceptable to us, if at all.
If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all. In addition, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements and/or seek protection under Chapters 7 or 11 of the United States Bankruptcy Code. This could potentially cause us to cease operations and result in a complete or partial loss of your investment in our Common Stock.
If capital is not available to us when, and in the amounts, needed, we could be required to delay, scale back, or abandon some or all of our operations and development programs, which would materially harm our business, financial condition and results of operations. The result of our ASC 205-40 analysis, due to uncertainties discussed above, is that there is substantial doubt about our ability to continue as a going concern through the next 12 months from the date of the condensed consolidated financial statements in this Report.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2023, we received cash proceeds of $0.9 million in connection with the issuance of 2,987,003 shares of common stock under the SEPA.

During the three months ended June 30, 2023, Yorkville converted $0.2 million of unpaid principal and $12,493 of interest under the Convertible Debentures into 360,157 shares of our Common Stock.
The issuance of the securities in these transactions were made in reliance on the exemption from registration in Section 4(a)(2) under the Securities Act. We expect to use any net proceeds for working capital and general corporate purposes.
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
4.1
First Amendment to the Convertible Debentures, dated June 22, 2023, between the Company and YA II PN, Ltd. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on June 23, 2023).

10.1
First Amendment to Standby Equity Purchase Agreement, dated June 22, 2023, between the Company and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 23, 2023).

10.2
Side Letter to the Securities Purchase Agreement, dated June 22, 2023, between the Company and YA II PN, Ltd. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 23, 2023).

10.3#	Offer Letter between Liana Pogosyan and Xos, Inc., dated January 5, 2022.
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
# Indicates management contract or compensatory plan or arrangement.
* Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act, or the Exchange Act (whether made before or after the date of this Report), irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XOS, INC.
Date: August 11, 2023	By:	/s/ Dakota Semler
	Name:	Dakota Semler
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2023	By:	/s/ Liana Pogosyan
	Name:	Liana Pogosyan
	Title:	Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)