Form 10-Q
period 2023-09-30
Xos, Inc.
filed 2023-11-09
CIK 1819493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No  ☒
The registrant had outstanding 177,882,898 shares of Common Stock, $0.0001 par value as of November 7, 2023.

Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. All statements, other than statements of present or historical fact included in this Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of such terms or other similar expressions. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control.
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
•global general economic and political conditions, recessions, interest rates, inflation, uncertain credit and global financial markets, including recent and potential bank failures, health crises, supply chain disruption, fuel prices, international currency fluctuations, and geopolitical events, such as local and national elections, corruption, political instability and acts of war or military conflict, including repercussions of the military conflicts between Russia and Ukraine and in Israel, or terrorism on our business and the actions we may take in response thereto;
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

Item 1.    Financial Statements
Index to Unaudited Condensed Consolidated Financial Statements

Page
Condensed Consolidated Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022	7
Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2023 (Unaudited) and 2022 (Unaudited)	8
Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2023 (Unaudited) and 2022 (Unaudited)	9
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 (Unaudited) and 2022 (Unaudited)	11
Notes to Condensed Consolidated Financial Statements (Unaudited)	13

Xos, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
Unaudited
(in thousands, except par value)

	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$22,570	$35,631
Restricted cash	792	3,044
Accounts receivable, net	11,383	8,238
Marketable debt securities, available-for-sale	—	50,648
Inventories	48,903	57,540
Prepaid expenses and other current assets	7,827	8,100
Total current assets	91,475	163,201
Property and equipment, net	15,541	18,581
Operating lease right-of-use assets, net	5,390	6,555
Other non-current assets	1,779	1,599
Total assets	$114,185	$189,936

Liabilities and Stockholders’ Equity
Accounts payable	$2,431	$2,896
Convertible debt, current	7,939	26,849
Derivative liabilities	14	405
Other current liabilities	16,785	15,616
Total current liabilities	27,169	45,766
Convertible debt, non-current	19,907	19,870
Earn-out shares liability	115	564
Common stock warrant liability	527	661
Other non-current liabilities	8,907	11,000
Total liabilities	56,625	77,861
Commitments and contingencies (Note 13)
Stockholders’ Equity
Common Stock $0.0001 par value, authorized 1,000,000 shares, 177,602 and 168,817 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	18	17
Preferred Stock $0.0001 par value, authorized 10,000 shares, 0 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	196,976	190,215
Accumulated deficit	(139,434)	(77,418)
Accumulated other comprehensive loss	—	(739)
Total stockholders’ equity	57,560	112,075
Total liabilities and stockholders’ equity	$114,185	$189,936

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Xos, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
Unaudited
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$16,696	$11,008	$26,147	$27,805
Cost of goods sold	14,711	21,759	28,764	49,859
Gross profit (loss)	1,985	(10,751)	(2,617)	(22,054)

Operating expenses
General and administrative	8,546	9,470	29,961	30,991
Research and development	4,516	8,573	15,446	24,493
Sales and marketing	1,548	2,345	5,113	7,891
Total operating expenses	14,610	20,388	50,520	63,375

Loss from operations	(12,625)	(31,139)	(53,137)	(85,429)

Other expense, net	(1,726)	(1,334)	(9,840)	(1,479)
Change in fair value of derivative instruments	315	5,857	525	9,125
Change in fair value of earn-out shares liability	(68)	6,654	443	24,148
Loss before provision for income taxes	(14,104)	(19,962)	(62,009)	(53,635)
Provision for income taxes	3	—	7	3
Net loss	$(14,107)	$(19,962)	$(62,016)	$(53,638)

Other comprehensive loss
Marketable debt securities, available-for-sale
Change in net unrealized gain (loss), net of tax of $0, for the three and nine months ended September 30, 2023 and 2022	56	141	739	(835)
Total comprehensive loss	$(14,051)	$(19,821)	$(61,277)	$(54,473)

Net loss per share
Basic	$(0.08)	$(0.12)	$(0.36)	$(0.33)
Diluted	$(0.08)	$(0.13)	$(0.36)	$(0.34)
Weighted average shares outstanding
Basic	176,291	165,901	172,129	164,379
Diluted	176,291	174,118	172,129	167,148

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Xos, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
Unaudited
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value

Balance at December 31, 2021	163,137	$16	$178,851	$(4,093)	$(381)	$174,393
Stock based compensation expense	—	—	1,068	—	—	1,068
Issuance of common stock for vesting of restricted stock units	133	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	(36)	—	(97)	—	—	(97)
Issuance of common stock for commitment shares under the Standby Equity Purchase Agreement	19	—	62	—	—	62
Net and comprehensive loss	—	—	—	(24,030)	(826)	(24,856)
Balance at March 31, 2022	163,253	$16	$179,884	$(28,123)	$(1,207)	$150,570
Stock options exercised	385	—	1	—	—	1
Stock based compensation expense	—	—	1,407	—	—	1,407
Issuance of common stock for vesting of restricted stock units	89	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	(33)	—	(86)	—	—	(86)
Issuance of common stock under the Standby Equity Purchase Agreement	1,810	1	4,310	—	—	4,311
Net and comprehensive loss	—	—	—	(9,646)	(150)	(9,796)
Balance at June 30, 2022	165,504	$17	$185,516	$(37,769)	$(1,357)	$146,407
Stock options exercised	4	—	1	—	—	1
Stock based compensation expense	—	—	1,343	—	—	1,343
Issuance of common stock for vesting of restricted stock units	441	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	(69)	—	(111)	—	—	(111)
Conversion of convertible notes	202	—	265	—	—	265
Issuance of restricted stock	350	—	—	—	—	—
Net and comprehensive income (loss)	—	—	—	(19,962)	141	(19,821)
Balance at September 30, 2022	166,432	$17	$187,014	$(57,731)	$(1,216)	$128,084

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value

Balance at December 31, 2022	168,817	$17	$190,215	$(77,418)	$(739)	$112,075
Stock options exercised	2	—	—	—	—	—
Stock based compensation expense	—	—	1,987	—	—	1,987
Issuance of common stock for vesting of restricted stock units	1,591	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	(581)	—	(382)	—	—	(382)
Net and comprehensive income (loss)	—	—	—	(24,331)	402	(23,929)
Balance at March 31, 2023	169,829	$17	$191,820	$(101,749)	$(337)	$89,751
Stock options exercised	454	—	7	—	—	7
Stock based compensation expense	—	—	2,037	—	—	2,037
Issuance of common stock for vesting of restricted stock units	1,858	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	(694)	—	(374)	—	—	(374)
Conversion of convertible notes	360	—	212	—	—	212
Issuance of common stock under Standby Equity Purchase Agreement	2,987	—	924	—	—	924
Net and comprehensive income (loss)	—	—	—	(23,578)	281	(23,297)
Balance at June 30, 2023	174,794	$17	$194,626	$(125,327)	$(56)	$69,260
Stock options exercised	56	—	1	—	—	1
Stock based compensation expense	—	—	2,242	—	—	2,242
Issuance of common stock for vesting of restricted stock units	2,059	1	—	—	—	1
Shares withheld related to net share settlement of stock-based awards	(484)	—	(171)	—	—	(171)
Issuance of common stock under Standby Equity Purchase Agreement	1,177	—	278	—	—	278
Net and comprehensive income (loss)	—	—	—	(14,107)	56	(14,051)
Balance at September 30, 2023	177,602	$18	$196,976	$(139,434)	$—	$57,560

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Xos, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Unaudited
(in thousands, unaudited)

	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES:
Net loss	$(62,016)	$(53,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,096	1,193
Amortization of right-of-use assets	1,165	1,188
Amortization of debt discounts and issuance costs	5,127	768
Amortization of insurance premiums	3,415	362
Inventory reserve	(1,155)	5,300
Impairment of assets held for sale	1,476	—
Change in fair value of derivative instruments	(525)	(9,125)
Change in fair value of earn-out shares liability	(443)	(24,148)
Net realized losses on marketable debt securities, available-for-sale	91	147
Stock-based compensation expense	6,308	3,751
Other non-cash items	(157)	1,496
Changes in operating assets and liabilities:
Accounts receivable	(3,226)	(812)
Inventories	9,456	(35,615)
Prepaid expenses and other current assets	(3,717)	(1,441)
Other assets	(180)	(1,094)
Accounts payable	(451)	(5,399)
Other liabilities	3,081	11,470
Net cash used in operating activities	(38,655)	(105,597)

INVESTING ACTIVITIES:
Purchase of property and equipment	(1,164)	(11,898)
Proceeds from the disposal of assets held for sale	1,295	—
Proceeds from sales and maturities of marketable debt securities, available-for-sale	50,720	87,413
Net cash provided by investing activities	50,851	75,515

FINANCING ACTIVITIES:
Principal payment of equipment leases	(2,476)	(835)
Proceeds from short-term insurance financing note	3,770	3,627
Payment for short-term insurance financing note	(4,096)	(567)
Proceeds from issuance of convertible notes	—	54,300
Debt issuance costs	—	(167)
Payments of convertible notes	(23,800)	—
Payments of prepayment premiums	(1,190)	—
Stock options exercised	8	2
Taxes paid related to net share settlement of stock-based awards	(927)	(294)
Proceeds from issuance of common stock under Standby Equity Purchase Agreement	1,202	4,310
Net cash (used in) provided by financing activities	(27,509)	60,376

Net (decrease) increase in cash, cash equivalents and restricted cash	(15,313)	30,294
Cash, cash equivalents and restricted cash, beginning of period	38,675	19,176
Cash, cash equivalents and restricted cash, end of period	$23,362	$49,470

Reconciliation of Cash, Cash Equivalents and Restricted Cash to Unaudited Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$22,570	$46,433
Restricted cash	792	3,037
Total cash, cash equivalents and restricted cash	$23,362	$49,470

Supplemental disclosure of cash flow information
Cash paid for interest	$1,431	$—
Supplemental disclosure of non-cash investing and financing activities
Purchase of property and equipment in accounts payable	$14	$577
Recognition of right-of-use asset and lease liabilities upon ASC 842 adoption	$—	$7,682
Right-of-use asset obtained in exchange for operating lease obligations	$—	$437
Accrued debt issuance costs	$—	$237
Conversion of interest payable on convertible notes	$12	$15
Conversion of convertible notes	$200	$250

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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
Risks and Uncertainties
In recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. Global general economic and political conditions, such as recession, inflation, uncertain credit and global financial markets, including recent and potential bank failures, health crises, supply chain disruption, fuel prices, international currency fluctuations, and geopolitical events such as local and national elections, corruption, political instability and acts of war or military conflict including repercussions of the wars between Russia and Ukraine and in Israel, or terrorism, make it difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our products and services or impact their ability to make timely payments. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. In addition, there is a risk that our current or future suppliers, service providers, manufacturers or other partners may not survive such difficult economic times, which would directly affect our ability to attain our operating goals on schedule and on budget. The ultimate impact of current economic conditions on the Company is uncertain, but it may have a material negative impact on the Company’s business, operating results, cash flows, liquidity and financial condition.
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
Additionally, ongoing geopolitical events, such as the military conflicts between Russia and Ukraine and in Israel and related sanctions, may increase the severity of supply chain disruptions and further hinder our ability to source inventory for our vehicles. The conflict continues to evolve and its ultimate impact on the Company is uncertain, but a prolonged conflict may have a material negative impact on the Company’s business, operating results, cash flows, liquidity and financial condition.
Although the Company has used the best current information available to it in its estimates, actual results could materially differ from the estimates and assumptions developed by management.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Liquidity
As an early stage growth company, the net losses and cash outflows the Company has incurred since inception are consistent with its strategy and budget. The Company will continue to incur net losses and cash outflows in accordance with its operating plan as the Company continues to expand its research and development activities with respect to its vehicles and battery systems, scale its operations to meet anticipated demand and establish its Fleet-as-a-Service offering. As a result, the Company strives to maintain robust access to capital in order to fund and scale its operations. The Company may raise additional capital through a combination of debt financing, other non-dilutive financing and/or equity financing, including through asset-based lending and/or receivable financing. The Company’s ability to access capital when needed is not assured and, if capital is not available to the Company when, and in the amounts, needed, the Company could be required to delay, scale back or abandon some or all of its development programs and other operations, which could materially harm its business, prospects, financial condition and operating results. Global general economic conditions continue to be unpredictable and challenging in many sectors, with disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the effects of COVID-19, potential recessions, rising inflation rates, including the recent and potential bank failures, supply chain disruption, fuel prices, international currency fluctuations, and geopolitical events such as local and national elections, corruption, political instability and acts of war or military conflict including repercussions of the wars between Russia and Ukraine and in Israel, or terrorism. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce or eliminate its commercialization, research and development programs and/or other efforts.
In August 2021, the Company consummated the Business Combination, which resulted in net cash proceeds of approximately $216.7 million. In December 2020, the Company had the initial closing of its Series A Financing, and in the first quarter of 2021, the Company completed the Series A Financing, including the conversion of all its convertible notes into shares of Legacy Xos preferred stock.
As of September 30, 2023, the Company’s principal sources of liquidity were its cash and cash equivalents aggregating to $22.6 million and its access to capital under the Yorkville SEPA Offering (defined below in Note 9). The Company’s short- and long-term uses of cash are for working capital and to pay interest and principal on its debt. The Company has incurred losses since inception and had negative cash flow from operating activities of $38.7 million and $105.6 million for the nine months ended September 30, 2023 and September 30, 2022, and $128.0 million for the year ended December 31, 2022.
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
Supply Chain Disruptions
The Company’s ability to source certain critical inventory items, while marginally improving over the same period in prior years, continues to be impacted by long-standing negative global economic conditions caused by factors such as the COVID-19 pandemic, and the effects may continue in the future. With the rest of the market, the Company has faced and expects to face, for the foreseeable future, widespread shortages for specific components primarily in commodities like Power Electronics and Harnesses, and disruptions to the supply of components due to port congestion and fluctuating fuel prices.
Despite these disruptions, the Company’s supply chain team has taken significant measures to effectively source inventory for its vehicles and has been working with vendors to find alternative solutions to overcome these constraints and where appropriate, working to find alternate sources of supply for critical components, including placing orders in advance of projected need to ensure availability of materials in time to meet growing production plans.

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
In the opinion of management, all adjustments (primarily consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2022 and 2021 presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023.
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
Accounts Receivable, Net
The Company records unsecured and non-interest bearing accounts receivable at the gross invoice amount, net of any allowance for expected credit losses. The Company maintains its allowance for expected credit losses at a level considered adequate to provide for potential account losses on the balance based on management’s evaluation of past losses, current customer conditions, and the anticipated impact of current economic conditions. The Company recorded an allowance for expected credit losses of $80,000 as of September 30, 2023. No allowance for doubtful accounts was recorded as of September 30, 2022 and December 31, 2022.
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
The Company reviews quarterly its investment portfolio of all securities in an unrealized loss position to determine if an impairment charge or credit reserve is required. The Company excludes accrued interest from both the fair value and the amortized cost basis of marketable debt securities, available-for-sale, for the purposes of identifying and measuring an impairment. An investment is impaired if the fair value is less than its amortized cost basis. Impairment relating to credit losses is recorded through a reduction in the amortized cost of the security or an allowance for credit losses and credit loss expense (included in general and administrative expense), limited by the amount that the fair value is less than the amortized cost basis. Impairment that has not been recorded as a credit loss is recorded through other comprehensive income (loss), net of applicable taxes. The Company made an accounting policy election to not measure an allowance for credit losses for accrued interest receivables. The Company evaluates write-off of accrued interest receivable at the time credit loss exists for the underlying security. As of September 30, 2023 and December 31, 2022, we did not recognize any allowance for expected credit losses or impairment, on marketable debt securities, available-for-sale.
Warranty Liability
The Company provides customers with a product warranty that assures that the products meet standard specifications and are free for periods typically between 2 to 5 years. The Company accrues warranty reserve for the products sold, which includes its best estimate of the projected costs to repair or replace items under warranties and recalls if identified. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain given the Company’s relatively short history of sales, and changes to its historical or projected warranty experience may cause material changes to the warranty reserve in the future. Claims incurred under the Company’s standard product warranty programs are recorded based on open claims. The Company recorded warranty liability within other current liabilities in the consolidated balance sheets as of September 30, 2023 and December 31, 2022.
The reconciliation of the change in the Company’s product liability balances during the three months and nine months ended September 30, 2023 and 2022 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Warranty liability, beginning of period	$1,301	$832	$1,099	$177
Reduction in liability (payments)	(280)	(32)	(1,024)	(38)
Increase (decrease) in liability	309	(216)	1,255	445
Warranty liability, end of period	$1,330	$584	$1,330	$584

Concentrations of Credit and Business Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of September 30, 2023 and 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
During the nine months ended September 30, 2023, three customers accounted for 45%, 18%, and 12% of the Company’s revenues. During the nine months ended September 30, 2022, one customer accounted for 55% of the Company’s revenues. During the three months ended September 30, 2023, one customer accounted for 70% of the Company’s revenues. During the three months ended September 30, 2022, one customer accounted for 74% of the Company’s revenues. As of September 30, 2023, three customers accounted for 29%, 14% and 14% of the Company’s accounts receivable. As of September 30, 2022, five customers accounted for 17%, 16%, 12%, 10%, and 10% of the Company’s accounts receivable.

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
Recent Accounting Pronouncements Issued and Adopted:
The Company adopted ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), as amended, on January 1, 2023 using the modified retrospective approach method. As of September 30, 2023 and December 31, 2022 the Company had $0 and $50.6 million, respectively, in marketable debt securities, available-for-sale which are subject to the new standard. As of January 1, 2023, these marketable debt securities, available-for-sale have an average credit rating of A and no allowance for expected credit losses has been recorded. As of September 30, 2023, the Company did not have available-for-sale debt securities and no allowance for expected credit losses has been recorded in the nine months ended September 30, 2023. Under the modified retrospective approach, the Company would record a cumulative effect adjustment to retained earnings by recording an initial allowance for credit losses on marketable debt securities, available-for-sale. Periods presented that are prior to the adoption date of January 1, 2023 will not be adjusted. ASU 2016-13 replaced the incurred loss impairment model with a methodology that reflects a current expected credit loss and made targeted changes to the impairment model for available-for-sale debt securities. ASU 2016-13 impacted all of the Company’s investments held at fair value, which included its marketable debt securities, available-for-sale. Upon adoption of ASU 2016-13 on January 1, 2023, no adjustment was recorded by the Company for an initial allowance for credit losses on marketable debt securities, available-for-sale and there was no cumulative effect adjustment to retained earnings. Subsequent increases or decreases in the allowance for credit losses on marketable debt securities, available-for-sale will be recorded in the Company's condensed consolidated statements of operations and comprehensive loss.
ASU 2016-13 also applied to the Company’s other financial assets including loans, trade receivables and other financial assets that have the contractual right to receive cash. These other financial assets were evaluated and the adoption of ASU 2016-13 did not have a material impact on the Company’s condensed consolidated financial statements.

Note 3— Revenue Recognition
Disaggregated revenues by major source during the three and nine months ended September 30, 2023 and 2022 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Product and service revenue
Stepvans & vehicle incentives(1)	$15,774	$9,952	$24,323	$25,376
Powertrains	220	382	448	1,052
Fleet-as-a-Service	129	285	422	418
Total product revenue	16,123	10,619	25,193	26,846
Ancillary revenue	573	389	954	959
Total revenues	$16,696	$11,008	$26,147	$27,805
___________
(1)Amounts are net of returns. Stepvans & vehicle incentives includes revenue generated from leasing.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Note 4 — Inventories
Inventory amounted to $48.9 million and $57.5 million, respectively, as of September 30, 2023 and December 31, 2022 and consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$39,618	$40,271
Work in process	2,894	4,618
Finished goods	6,391	12,651
Total Inventories	$48,903	$57,540
Inventories as of September 30, 2023 and December 31, 2022 was comprised of raw materials, work in process related to the production of vehicles for sale and finished goods inventory including vehicles in transit to fulfill customer orders, new vehicles and Energy Services products available for sale and new vehicles awaiting final pre-delivery quality review inspection.

Note 5 — Selected Balance Sheet Data
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid inventories	$2,286	$2,372
Prepaid expenses and other(1)	1,843	1,299
Contract assets	1,104	290
Financed insurance premiums	2,071	2,289
Assets held for sale	523	1,850
Total prepaid expenses and other current assets	$7,827	$8,100
____________
(1) Primarily relates to prepaid licenses and subscriptions, prepaid insurance and other receivables.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Other Current Liabilities
Other current liabilities as of September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued expenses and other(1)	$6,122	$7,589
Contract liabilities	972	193
Customer deposits	2,682	721
Warranty liability	1,330	1,099
Equipment notes payable, current	326	303
Short-term insurance financing notes	1,740	2,065
Operating lease liabilities, current	1,628	1,530
Finance lease liabilities, current	1,985	2,116
Total	$16,785	$15,616
____________
(1) Primarily relates to accrued inventory purchases, personnel costs, wages, health benefits, vacation and other accruals.
Revenue recognized from the customer deposits balance for the nine months ended September 30, 2023 and 2022 was $0.4 million and $0.2 million, respectively. Revenue recognized for the year ended December 31, 2022 from the customer deposits balance as of December 31, 2021 was $0.8 million.
Other Non-Current Liabilities
Other non-current liabilities as of September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued interest expense and other	$2,296	$784
Equipment notes payable, non-current	685	942
Operating lease liabilities, non-current	3,937	5,174
Finance lease liabilities, non-current	1,989	4,100
Total other non-current liabilities	$8,907	$11,000

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
As of September 30, 2023 and December 31, 2022, the fair value of the Earn-out Shares liability was estimated to be $0.1 million and $0.6 million, respectively. The Company recognized a gain on the change in fair value in Earn-out Shares liability of $0.4 million and gain of $24.1 million in its consolidated statements of operations and comprehensive loss during the nine months ended September 30, 2023 and 2022, respectively. The Company recognized a loss of $0.1 million and gain of $6.7 million during the three months ended September 30, 2023 and 2022, respectively.
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
The Convertible Debentures bear interest at an annual rate of 6%, payable at maturity. Pursuant to the terms of the Securities Purchase Agreement, in July 2023, the Company elected to extend the maturity date of the Convertible Debentures from November 11, 2023 to February 11, 2024. The interest rate will increase to an annual rate of (i) 10% upon the occurrence and during the continuance of an event of default, and (ii) 7.5% for so long as any “Registration Event” (as defined in the Convertible Debentures) remains in effect in accordance with the Registration Rights Agreement (described below). The Convertible Debentures provide a conversion right, in which any portion of the principal amount of the debt, together with any accrued but unpaid interest, may be converted into the Common Stock at a conversion price equal to the lower of (i) $2.4733 or (ii) 97% of the lowest daily volume weighted average price (“VWAP”) of the Common Stock during the three consecutive trading days immediately preceding the conversion (but not lower than a certain floor price (“Floor Price”) that is subject to further adjustment in accordance with the terms of the Convertible Debentures). The Floor Price was $0.59 as of September 30, 2023.

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
The Convertible Debentures include a monthly prepayment provision that is triggered if (i) the daily VWAP of the Company’s Common Stock is less than the Floor Price for 5 consecutive trading days or (ii) the Company has issued pursuant to the Convertible Debentures in excess of 95% of the Common Stock available under the Exchange Cap, as defined in the Convertible Debentures. If this provision is triggered, the Company is required to make monthly payments, beginning on the 10th calendar day after the triggering date, of up to $4.0 million of principal (subject to a redemption premium of 5%) plus accrued and unpaid interest, subject to certain conditions (“Prepayments”). The monthly Prepayment requirement will cease if (i) the Company provides Yorkville a reset notice reducing the Floor Price, limited to no more than 85% of the closing price on the trading day immediately prior to the notice and not less than $0.50 or (ii) the daily VWAP is greater than the Floor Price for 3 consecutive trading days. In the event the monthly Prepayment provision was triggered by the issuance in excess of 95% of the Common Stock available under the Exchange Cap, the monthly Prepayment requirement will cease on the date the Company has obtained stockholder approval to increase the number of shares of Common Stock available under the Exchange Cap and/or the Exchange Cap no longer applies. The monthly Prepayment requirement will cease upon the payment in full of all obligations under the Convertible Debentures. During the nine months ended September 30, 2023, the Company made prepayments consisting of $23.8 million of principal payments, $1.2 million of redemption premium payments and $1.4 million of accrued interest payments.
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
The derivative features of the Convertible Debentures are carried on the Company’s consolidated balance sheet at fair value of $14,000 and $0.4 million in Derivative liabilities as of September 30, 2023 and December 31, 2022, respectively. For the nine months ended September 30, 2023 and September 30, 2022, the Company recorded a gain on the change in fair value of derivative liabilities of $0.5 million and $9.1 million. The derivative liabilities associated with the Convertible Debentures will remain in effect until such time as the underlying convertible notes are exercised or terminated (see Note 10 — Derivative Instruments). The Company classified the Convertible Debentures and associated derivative liabilities as current liabilities given a maturity date of less than one year.

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
The Convertible Debentures will not be included in the computation of either basic or diluted EPS for the three and nine months ended September 30, 2023 in Note 16 — Net Loss per Share. This financial instrument is not included in basic EPS because it does not represent participating securities. Further, the Convertible Debentures are not included in diluted EPS because the Company reported a net loss from continuing operations for the three and nine months ended September 30, 2023; thus, including these financial instruments would have an antidilutive effect on EPS.
As of September 30, 2023 and December 31, 2022, the Company had a principal balance of $9.0 million outstanding, net of unamortized debt discounts and issuance costs of $1.1 million, and $33.0 million outstanding, net of unamortized debt discounts and issuance costs of $6.2 million, respectively. Amortization of debt discounts and issuance costs, recorded in other income (expense), net, for the three and nine months ended September 30, 2023 totaled $0.8 million and $5.1 million, respectively. The Company recorded interest expense of $0.2 million and $0.9 million in other income (expense), net related to the Convertible Debentures during the three and nine months ended September 30, 2023, respectively. Amortization of debt discounts and issuance costs, recorded in other income (expense), net, for the three and nine months ended September 30, 2022 totaled $0.8 million. The Company recorded interest expense of $0.2 million in other income (expense), net related to the Convertible Debentures during the three and nine months ended September 30, 2022.
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
The Note will not be included in the computation of either basic or diluted EPS for the three and nine months ended September 30, 2023 in Note 16 - Net Loss per Share. This financial instrument is not included in basic EPS because it does not represent participating securities. Further, the Note is not included in diluted EPS because the Company reported a net loss from continuing operations for the three and nine months ended September 30, 2023; thus, including these financial instruments would have an antidilutive effect on EPS.
As of September 30, 2023 and December 31, 2022, the Company had a principal balance of $20.0 million outstanding, net of unamortized debt and issuance costs of $0.1 million. Amortization of debt issuance costs, recorded in other income (expense), net, for the three and nine months ended September 30, 2023 was immaterial. The Company recorded interest expense of $0.5 million and $1.5 million in other income (expense), net related to the Note during the three and nine months ended September 30, 2023, respectively.
Note 8 — Investments
Investments in marketable debt securities, available-for-sale as of September 30, 2023 was $0. Amortized cost, gross unrealized gains/losses in accumulated other comprehensive loss and fair value of marketable debt securities, available-for-sale, by type of security as of December 31, 2022 consisted of the following (in thousands):

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Corporate debt security	$40,177	$—	$(612)	$39,565
U.S. treasuries	2,201	—	(21)	2,180
Asset-backed security and other	5,324	—	(76)	5,248
Non-U.S. government and supranational bonds	3,685	—	(30)	3,655
	$51,387	$—	$(739)	$50,648
As of September 30, 2023, no allowance for credit losses was recorded related to an impairment of available-for-sale securities.
The Company’s investments in marketable debt securities, available-for-sale that have been in a continuous unrealized loss position by type of security as September 30, 2023 was $0. The Company’s investments in marketable debt securities, available-for-sale that have been in a continuous unrealized loss position by type of security as of December 31, 2022 consisted of the following (in thousands):

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
Gross realized gains and gross realized losses from the sales of the Company’s marketable debt securities, available-for-sale for the three and nine months ended September 30, 2023 and 2022 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gross realized gains	$—	$—	$—	$—
Gross realized losses	$—	$(78)	$(91)	$(147)
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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
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
As of September 30, 2023 and December 31, 2022, the remaining commitment available under the agreement was $119.5 million and $120.7 million, respectively. However, our ability to fully utilize the remaining commitment amount may be limited by various factors, including, but not limited to, the availability of an effective registration statement permitting the resale of such shares of Common Stock.
Note 10 — Derivative Instruments
Public and Private Placement Warrants
As of September 30, 2023, the Company had 18,633,301 Public Warrants and 199,997 Private Placement Warrants outstanding, with fair values of $0.5 million and $5,100, respectively.
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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
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
As of September 30, 2023, there were 697,388 Options outstanding under the 2018 Stock Plan. The amount and terms of Option grants were determined by the board of directors of Legacy Xos. The Options granted under the 2018 Stock Plan generally expire within 10 years from the date of grant and generally vest over 4 years, at the rate of 25% on the first anniversary of the date of grant and ratably on a monthly basis over the remaining 36-month period thereafter based on continued service.
Stock option activity during the nine months ended September 30, 2023 consisted of the following:

	Options	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Years	Intrinsic Value
December 31, 2022 — Options outstanding	1,572,451	$0.02	$0.02	7.14	$670,451
Granted	—	—	—
Exercised	1,647	0.02	0.02
Forfeited	808	0.02	0.02
March 31, 2023 — Options outstanding	1,569,996	$0.02	$0.02	6.90	$798,297
Granted	—	—	—
Exercised	469,525	0.02	0.02
Forfeited	344,745	0.02	0.02
June 30, 2023 — Options outstanding	755,726	$0.01	$0.02	6.06	$151,188
Granted	—	—	—
Exercised	40,079	0.02	0.02
Forfeited	18,259	0.03	0.03
September 30, 2023 — Options outstanding	697,388	$0.01	$0.02	5.82	$227,863
September 30, 2023 — Options vested and exercisable	665,554	$0.01	$0.02	5.77	$217,693
Aggregate intrinsic value represents the difference between the exercise price of the options and the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised during the three months ended September 30, 2023 and 2022 were approximately $10,000 and $5,000, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2023 and 2022 were approximately $190,000 and $120,000, respectively.
The Company estimates the fair value of options utilizing the Black-Scholes option pricing model, which is dependent upon several variables, including expected option term, expected volatility of the Company's share price over the expected term, expected risk-free rate and expected dividend yield rate. There were no option grants during the three and nine months ended September 30, 2023 and 2022.
2021 Equity Plan
On August 19, 2021 the Company’s stockholders approved the 2021 Equity Plan, which was ratified by the Company’s board of directors on August 20, 2021. The 2021 Equity Plan provides for the grant of incentive stock options (“ISOs”), within the

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
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
As of September 30, 2023, there were 6,739,555 shares of Common Stock available for issuance under the 2021 Equity Plan.
RSU activity during the nine months ended September 30, 2023 consisted of the following:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Fair Value
December 31, 2022 — RSU outstanding	10,308,272	$1.45	$4,565,534
Granted	1,156,455	0.83	969,652
Vested	1,590,991	1.02	1,089,668
Forfeited	650,204	1.21	514,189
March 31, 2023 — RSU outstanding	9,223,532	$1.47	$4,842,354
Granted	15,963,747	0.48	8,217,614
Vested	1,833,356	1.25	988,109
Forfeited	1,687,077	1.31	700,893
June 30, 2023 — RSU outstanding	21,666,846	$0.77	$4,714,706
Granted	463,232	0.33	152,809
Vested	2,058,751	1.14	759,626
Forfeited	777,501	0.79	274,023
September 30, 2023 — RSU outstanding	19,293,826	$0.72	$6,633,217
The Company’s recognized stock-based compensation expense (including earn-out RSUs) in the condensed consolidated statements of operations and comprehensive loss during the three and nine months ended September 30, 2023, totaling approximately $2.2 million and $6.3 million, and September 30, 2022, totaling approximately $1.3 million and $3.8 million, respectively, which consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of goods sold	$91	$106	$357	$333
Research and development	470	171	1,428	525
Sales and marketing	257	211	782	306
General and administrative	1,424	793	3,741	2,587
Total	$2,242	$1,281	$6,308	$3,751
The unamortized stock-based compensation expense was $12.2 million as of September 30, 2023, and weighted average remaining amortization period as of September 30, 2023 was 2.59 years.
The aggregate fair value of RSUs that vested was $0.8 million and $2.8 million during the three and nine months ended September 30, 2023, respectively.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Note 12 — Property and Equipment, net
Property and equipment, net consisted of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Equipment	$7,544	$7,595
Finance lease assets	7,991	9,283
Furniture and fixtures	173	173
Company vehicles	1,986	1,389
Leasehold improvements	1,401	1,401
Computers, software and related equipment	3,077	2,865
Construction in progress	347	346
Property and equipment, gross	22,519	23,052
Accumulated depreciation	(6,978)	(4,471)
Property and equipment, net	$15,541	$18,581
Depreciation expense during each of the three months ended September 30, 2023 and 2022 totaled $1.9 million and $0.5 million, respectively. Depreciation expense during each of the nine months ended September 30, 2023 and 2022 totaled $3.3 million and $1.2 million, respectively.
Note 13 — Commitments and Contingencies
Legal Contingencies
Legal claims may arise from time to time in the normal course of business, the results of which may have a material effect on the Company’s accompanying unaudited condensed consolidated financial statements. As of September 30, 2023 and December 31, 2022, the Company was not a party to any legal proceedings, that individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

Note 14 — Related Party Transactions
The Company leased property in North Hollywood, California from the Valley Industrial Properties which is owned by the Sunseeker Trust. The Sunseeker Trust is an irrevocable trust with the beneficiary being the mother of the CEO, Dakota Semler. The lease expired during April 2022 and the Company continued to lease the space on a month-to-month basis through December 31, 2022. Rent expense during the three months ended September 30, 2023 and 2022 amounted to $0, and $35,000, respectively. Rent expense during the nine months ended September 30, 2023 and 2022 amounted to $0 and $106,000, respectively.
The Company had a contract manufacturing agreement with Fitzgerald Manufacturing Partners to provide manufacturing services, which was terminated during June 2023. The owner of Fitzgerald Manufacturing Partners is a stockholder of the Company. We also have lease agreements with Fitzgerald Manufacturing Partners, for which we recorded rent expense of $0.2 million and $0.2 million during each of the three months ended September 30, 2023 and 2022. Rent expense for the each of the nine months ended September 30, 2023 and 2022 was $0.5 million and $0.5 million, respectively.
Note 15 — Income Taxes
The effective tax rate during the three months ended September 30, 2023 and 2022 was (0.02)% and 0%, respectively. The effective tax rate during the nine months ended September 30, 2023 and 2022 was (0.02)% and (0.01)%, respectively. State taxes coupled with losses not benefited resulted in an effective tax rate below the statutory tax rate of 21% for the nine months ended September 30, 2023.
The Company recognizes tax benefits related to positions taken, or expected to be taken, on its tax returns, only if the positions are "more-likely-than-not" sustainable. Once this threshold has been met, the Company's measurement of its expected tax

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
benefits is recognized in its financial statements. The Company does not have any uncertain tax positions that meet this threshold as of September 30, 2023 and December 31, 2022.
The Company files income tax returns with the Internal Revenue Service and the taxing authorities of various states. The tax periods 2018 through 2022 remain open in most jurisdictions. The Company is not currently under examination by income tax authorities in any federal or state jurisdiction.
At September 30, 2023, the Company's deferred income taxes were in a net asset position mainly due to deferred tax assets generated by net operating losses. The Company assesses the likelihood that its deferred tax assets will be realized. A full review of all positive and negative evidence needs to be considered, including the Company's current and past performance, the market environments in which the Company operates, the utilization of past tax credits, the length of carryback and carryforward periods, and tax planning strategies that might be implemented. Management believes that, based on a number of factors, it is more likely than not that all or some portion of the deferred tax assets may not be realized; accordingly, the Company has provided a valuation allowance against its net deferred tax assets at September 30, 2023 and December 31, 2022.

Note 16 — Net Loss per Share
Basic and diluted net loss per share during the three and nine months ended September 30, 2023 and 2022 consisted of the following (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(14,107)	$(19,962)	$(62,016)	$(53,638)
Basic
Net loss attributable to common stockholders — basic	(14,107)	(19,962)	(62,016)	(53,638)
Diluted
Less: change in fair value of derivative liabilities, net of tax	—	(3,967)	—	(3,967)
Add: interest expense on convertible debentures, net of tax	—	953	—	953
Net loss attributable to common stockholders — diluted(1)	(14,107)	(22,976)	(62,016)	(56,652)
Denominator:
Basic
Weighted average common shares outstanding — basic	176,291	165,901	172,129	164,379
Basic net loss per share	(0.08)	(0.12)	(0.36)	(0.33)
Diluted
Weighted average common shares outstanding from above	176,291	165,901	172,129	164,379
Add: dilutive effect of convertible debentures	—	8,217	—	2,769
Weighted average common shares outstanding — diluted(1)	176,291	174,118	172,129	167,148
Diluted net loss per share	(0.08)	(0.13)	(0.36)	(0.34)
____________
(1)Net loss attributable to common stockholders, diluted during the three and nine months ended September 30, 2023 excludes adjustments related to the change in fair value of derivative liabilities, interest expense and amortization of discounts and issuance costs related to Convertible Debentures. Additionally, weighted average common shares outstanding, diluted as of the three and nine months ended September 30, 2023 excludes the if-converted shares related to Convertible Debentures. These

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
adjustments were excluded from the calculation of diluted net loss per share as they would have an antidilutive effect (see Note 7 - Convertible Notes).
Potential shares that were excluded from the computation of diluted net income (loss) per share because their effect was anti-dilutive as of September 30, 2023 and 2022 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Contingent earn-out shares	16,422	16,422	16,422	16,422
Common stock public and private warrants	18,833	18,833	18,833	18,833
Restricted stock units	19,294	5,812	19,294	5,812
Stock options	697	1,680	697	1,680
Convertible debt	59,112	8,397	71,025	8,397

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
Assets and liabilities carried at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited

	September 30, 2023
	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and Cash Equivalents(1):
Money market funds	$8,804	$8,804	$—	$—
Total Financial Assets	$8,804	$8,804	$—	$—

Financial Liabilities:
Private Placement Warrants	$5	$—	$5	$—
Public Warrants	522	522	—	—
Derivative Liabilities	14	—	—	14
Contingent Earn-out Shares liability	115	—	—	115
Total Financial Liabilities	$656	$522	$5	$129
____________
(1) Included in total cash and cash equivalents in the condensed consolidated balance sheets.

	December 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and Cash Equivalents(1):
Money market funds	$22,481	$22,481	$—	$—
Corporate debt security	2,199	2,199	—	—
	24,680	24,680	—	—
Short-Term Investments:
U.S. treasuries	2,181	2,181	—	—
Corporate debt security	39,564	—	39,564	—
Asset-backed security and other	5,248	—	5,248	—
Non-U.S. government and supranational bonds	3,655	—	3,655	—
	50,648	2,181	48,467	—
Total Financial Assets	$75,328	$26,861	$48,467	$—

Financial Liabilities:
Private Placement Warrants	$7	$—	$7	$—
Public Warrants	654	654	—	—
Derivative Liabilities	405	—	—	405
Contingent Earn-out Shares liability	564	—	—	564
Total Financial Liabilities	$1,630	$654	$7	$969
____________
(1) Included in total cash and cash equivalents in the condensed consolidated balance sheets.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
The changes in the fair value of Level 3 financial liabilities during the three months ended September 30, 2023 consisted of the following (in thousands):

	Derivative Liabilities on Convertible Debentures	Contingent Earn-Out Shares Liability
Fair value, beginning of period	$11	$47
Change in fair value during the period	3	68
Fair value, end of period	$14	$115
The changes in the fair value of Level 3 financial liabilities during the nine months ended September 30, 2023 consisted of the following (in thousands):

	Derivative Liabilities on Convertible Debentures	Contingent Earn-Out Shares Liability
Fair value, beginning of period	$405	$564
Recognition of earn-out RSUs	—	(6)
Change in fair value during the period	(391)	(443)
Fair value, end of period	$14	$115
Significant unobservable inputs related to Level 3 earn-out shares liability consisted of the following as of September 30, 2023:

	September 30, 2023	December 31, 2022
Stock price	$0.34	$0.44
Stock price volatility	80%	80%
Expected term	2.89 years	3.64 years
Risk-free interest rate	4.8%	4.2%
Significant unobservable inputs related to Level 3 derivative liabilities consisted of the following:

	September 30, 2023	December 31, 2022
Stock price	$0.34	$0.44
Stock price volatility	80%	80%
Expected term	0.37 years	0.86 years
Risk-free interest rate	5.4%	4.6%

Note 18 — Subsequent Events
Convertible Debentures
Pursuant to the Convertible Debentures, as a result of the daily VWAP being less than the Floor Price for five consecutive trading days, the Company was required to make, and made, prepayments to Yorkville in the amounts of $3.2 million on October 4, 2023 and $3.2 million on November 6, 2023. The Floor Price was $0.59 as of the date of this Report.

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
During the nine months ended September 30, 2023, we delivered 171 vehicles (including leases) and 3 powertrains. During the three months ended September 30, 2023, we delivered 104 vehicles and 1 powertrain. During the nine months ended September 30, 2022, we delivered 211 vehicles and 6 powertrains. During the three months ended September 30, 2022, we delivered 84 vehicles and 4 powertrains. Actual sales performance during the current period is down due to ongoing charging infrastructure and supply chain delays.
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
During the nine months ended September 30, 2023, we generated $24.8 million in revenue (or 95% of revenue) from vehicle and powertrain sales, $0.4 million (or 2% of revenue) from Fleet-as-a-Service revenue, and 1.0 million (or 3% of revenue) from ancillary revenue. During the nine months ended September 30, 2022, we generated $26.4 million in revenue (or 95% of revenue) from vehicle and powertrain sales, $0.4 million (or 2% of revenue) from Fleet-as-a-Service revenue, and $1.0 million (or 3% of revenue) from ancillary revenue.
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
Recent Developments
In October 2023 we conducted a reduction in force to reduce costs, streamline our organizational structure and drive operational efficiencies. The plan included total workforce reductions of approximately 17% of our employees, reorganizing certain functions and reallocating resources to continue to focus on key strategic initiatives and unit deliveries.
Key Factors Affecting Operating Results
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed in this Report.
Successful Commercialization of our Products and Services
We expect to derive future revenue from sales of our vehicles, battery systems and Fleet-as-a-Service offering. As many of these products are in development, we will require substantial additional capital to continue developing our products and services and bring them to full commercialization as well as fund our operations for the foreseeable future. Until we can generate sufficient revenue from product sales, we expect to finance a substantial portion of our operations through commercialization and production with proceeds from the Business Combination, the SEPA, the Convertible Debentures, the Convertible Note (as defined below) and any future capital raising efforts. The amount and timing of our future funding requirements, if any, will depend on many factors, including the pace and results of our commercialization efforts.
Customer Demand
We have sold a limited number of our vehicles to our existing customers, have agreements with future customers and have received interest from other potential customers. The sales of our vehicles and services to our existing and future customers will be an important indicator of our performance.

Supply Chain Management
As described more fully below, there are certain areas of our supply chain that have been disrupted due to global economic conditions and the prolonged effect of the COVID-19 pandemic. Our ability to find alternative solutions to meet customer demands will affect our financial performance.
Global economic conditions, which the COVID-19 pandemic has contributed to, while generally seeing some minor and gradual improvements, continues to impact our ability to procure and our suppliers’ ability to produce certain critical inventory items. The speed and nature of the recovery in response to the pandemic has been slow, placing a burden on our supply chain management, including but not limited to the following areas:
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
Impact of COVID-19
As the COVID-19 pandemic continues to evolve, the ultimate extent of the impact on our businesses, operating results, cash flows, liquidity and financial condition will be primarily driven by the severity and duration of the pandemic as well as the pandemic’s impact on the U.S. and global economies. During the nine months ended September 30, 2023, despite the continued COVID-19 pandemic, we continued to operate our business at full capacity, including all of our manufacturing and research and development operations, with the adoption of enhanced health and safety practices. Although we have made our best estimates based upon current information, actual results could materially differ from the estimates and assumptions developed by management. Accordingly, it is reasonably possible that the estimates made in the financial statements have been, or will be, impacted in the near term as a result of these conditions.
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

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2023 and 2022
The following table sets forth our historical operating results for the periods indicated:

	For the Three Months Ended September 30,
(in thousands)	2023	2022	$ Change	% Change
Revenues	$16,696	$11,008	$5,688	52%
Cost of goods sold	14,711	21,759	(7,048)	(32)%
Gross profit (loss)	1,985	(10,751)	12,736	(118)%
Operating expenses
General and administrative	8,546	9,470	(924)	(10)%
Research and development	4,516	8,573	(4,057)	(47)%
Sales and marketing	1,548	2,345	(797)	(34)%
Total operating expenses	14,610	20,388	(5,778)	(28)%
Loss from operations	(12,625)	(31,139)	18,514	(59)%
Other expense, net	(1,726)	(1,334)	(392)	29%
Change in fair value of derivative instruments	315	5,857	(5,542)	(95)%
Change in fair value of earn-out shares liability	(68)	6,654	(6,722)	(101)%
Loss before provision for income taxes	(14,104)	(19,962)	5,858	(29)%
Provision for income taxes	3	—	3	100%
Net Loss	$(14,107)	$(19,962)	$5,855	(29)%

	For the Nine Months Ended September 30,
(in thousands)	2023	2022	$ Change	% Change
Revenues	$26,147	$27,805	$(1,658)	(6)%
Cost of goods sold	28,764	49,859	(21,095)	(42)%
Gross loss	(2,617)	(22,054)	19,437	(88)%
Operating expenses
General and administrative	29,961	30,991	(1,030)	(3)%
Research and development	15,446	24,493	(9,047)	(37)%
Sales and marketing	5,113	7,891	(2,778)	(35)%
Total operating expenses	50,520	63,375	(12,855)	(20)%
Loss from operations	(53,137)	(85,429)	32,292	(38)%
Other expense, net	(9,840)	(1,479)	(8,361)	nm(1)
Change in fair value of derivative instruments	525	9,125	(8,600)	(94)%
Change in fair value of earn-out shares liability	443	24,148	(23,705)	(98)%
Loss before provision for income taxes	(62,009)	(53,635)	(8,374)	16%
Provision for income taxes	7	3	4	133%
Net Loss	$(62,016)	$(53,638)	$(8,378)	16%
___________
(1) Percentage changes greater than or equal to 400% are not meaningful and noted as “nm” in the table above.

Revenues
Our total revenues increased by $5.7 million, or 52%, from $11.0 million in the three months ended September 30, 2022 to $16.7 million in the three months ended September 30, 2023, primarily driven by an increase in unit sales and an increase in average selling price. During the three months ended September 30, 2023, we sold 104 stepvans and 1 powertrain, compared to 84 stepvans and 4 powertrains during the three months ended September 30, 2022.
Our total revenues decreased by $1.7 million, or 6%, from $27.8 million in the nine months ended September 30, 2022 to $26.1 million in the nine months ended September 30, 2023, primarily driven by a decrease in unit sales, offset by an increase average selling price. During the nine months ended September 30, 2023, we sold 171 stepvans (including leases) and 3 powertrains, compared to 211 stepvans and 6 powertrains during the nine months ended September 30, 2022.
Cost of Goods Sold
Cost of goods sold decreased by $7.1 million, or 32%, from $21.8 million in the three months ended September 30, 2022 to $14.7 million in the three months ended September 30, 2023. The decrease in cost of goods sold is directly attributable to the decrease of (i) $2.3 million in direct labor, manufacturing overhead, and freight, (ii) $4.6 million in inventory reserves and associated write-downs of inventories to its net realizable value, and (iii) $1.6 million in unfavorable physical inventory count and other adjustments. These decreases were offset by increases of (i) $0.8 million in direct materials driven by increased unit sales and (ii) $0.6 million in warranty reserves.
Cost of goods sold decreased by $21.1 million, or 42%, from $49.9 million in the nine months ended September 30, 2022 to $28.8 million in the nine months ended September 30, 2023. The decrease in cost of goods sold is directly attributable to the decrease in our product revenue and associated decreases of (i) $8.3 million in direct materials, (ii) $3.7 million in direct labor, manufacturing overhead, and freight, (iii) $2.5 million in inventory reserves and associated write-downs of inventories to its net realizable value, (iv) $6.6 million in unfavorable physical inventory count and other adjustments and (iv) $0.8 million due to recognition of return reserves for the nine months ended September 30, 2023 with no such return reserve recorded during the nine months ended September 30, 2022. These decreases were offset by an increase of $0.8 million related to warranty reserves.
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
General and Administrative
General and administrative expenses decreased by $1.0 million, or 10%, from $9.5 million in the three months ended September 30, 2022 to $8.5 million in the three months ended September 30, 2023, attributable to decreases of (i) $0.5 million in headcount and personnel cost for legal, finance, accounting, information technology and other general and administrative functions, (ii) $0.7 million in insurance costs driven by cost efficiencies associated with a new broker for 2023 plan renewal and (iii) $0.8 million in professional fees. These decreases were offset by increases of (i) $0.3 million in depreciation expense due to the allocation of overhead costs, (ii) $0.6 million in stock-based compensation expense, and (iii) $0.1 million in other operating expenses, including travel, recruiting, facility costs and other miscellaneous operating expenses.
General and administrative expenses decreased by $1.0 million, or 3%, from $31.0 million in the nine months ended September 30, 2022 to $30.0 million in the nine months ended September 30, 2023, attributable to decreases of (i) $0.8 million in headcount and personnel cost for legal, finance, accounting, information technology and general and administrative functions, (ii) $2.1 million in insurance costs driven by cost efficiencies associated with a new broker for 2023 plan renewal, (iii) $0.7 million in professional fees, and (iv) $0.2 million in other operating expenses, including travel, recruiting, and facility costs. These decreases were offset by increases of (i) $1.6 million in depreciation expense due to the allocation of overhead costs and (ii) $1.2 million in stock-based compensation expense.
Research and Development
Research and development expenses decreased by $4.1 million, or 47%, from $8.6 million in the three months ended September 30, 2022 to $4.5 million in the three months ended September 30, 2023. The change was primarily due to decreases of (i) $2.7 million in allocation of personnel costs driven by lower headcount in engineering and (ii) $2.0 million in net other costs, driven by reduction in consulting and design costs related to research and development projects. These decreases were offset by increases of (i) $0.3 million in stock-based compensation expense and (ii) $0.3 million in equipment and material purchases used solely for research and development purposes.
Research and development expenses decreased by $9.0 million, or 37%, from $24.4 million in the nine months ended September 30, 2022 to $15.4 million in the nine months ended September 30, 2023. The change was primarily due to decreases of (i) $6.1 million in allocation of personnel costs driven by lower headcount in engineering, (ii) $0.5 million in equipment and material purchases due to fewer research and development projects in development year over year and (iii) $3.3 million in net other costs, driven by reductions of consulting and design fees, in addition to equipment and vehicle purchases used solely for research and development purposes. These decreases were offset by an increase of $0.9 million in stock-based compensation expense.
Sales and Marketing
Sales and marketing expense decreased by $0.8 million, or 34%, from $2.3 million in the three months ended September 30, 2022 to $1.5 million in the three months ended September 30, 2023. The change was primarily due to decreases of $1.0 million in allocation of personnel costs driven by lower headcount. This was offset by a $0.2 million increase related to public relations costs, tradeshows and general marketing expenses.
Sales and marketing expense decreased by $2.8 million, or 35%, from $7.9 million in the nine months ended September 30, 2022 to $5.1 million in the nine months ended September 30, 2023. The change was primarily due to decreases of (i) $2.5 million in allocation of personnel costs driven by lower headcount and (ii) $0.8 million related to reduction in consulting fees, public relations costs, tradeshows costs and general marketing expense. These decreases were offset by an increase of $0.5 million in stock-based compensation expense.
Other Expense, net
Other expense, net increased by $0.4 million, from $1.3 million in the three months ended September 30, 2022 to $1.7 million of expense in the three months ended September 30, 2023. The change was attributable to increases of (i) $0.2 million in interest expense related to the Convertible Notes and Convertible Debentures, including amortization of related discounts and issuance costs, (ii) $0.4 million of redemption premiums related to prepayments on Convertible Debentures and (iii) $0.1 million in net other expenses, including realized loss on investments. These increases were offset by decreases of (i) $0.2 million in amortization expense related to marketable debt securities, available-for-sale and (ii) $0.1 million related to impairment on assets held for sale.
Other expense, net increased by $8.3 million, from $1.5 million in the nine months ended September 30, 2022 to $9.8 million in the nine months ended September 30, 2023. The change was attributable to increases of (i) $6.8 million in net interest expense related to the Convertible Note and Convertible Debentures, including amortization of related discounts and issuance costs, (ii) $1.5 million for impairment on assets held for sale, (iii) $1.2 million of redemption premiums related to prepayments on Convertible Debentures. These increases were offset by decreases of $0.8 million in amortization expense related to marketable debt securities, available-for-sale and (ii) $0.4 million in other miscellaneous expenses.
Change in Fair Value of Derivatives
The gain on the change in fair value of derivative instruments decreased by $5.6 million, or 95%, from $5.9 million in the three months ended September 30, 2022 to $0.3 million in the three months ended September 30, 2023. The change in fair value in both periods is primarily attributable to the change in our stock price and the resulting valuation at the respective reporting period.
The gain on change in fair value of derivative instruments decreased by $8.6 million, or 94%, from $9.1 million in the nine months ended September 30, 2022 to $0.5 million in the nine months ended September 30, 2023. The change in fair value in both periods is primarily attributable to the change in our stock price and the resulting valuation at the respective reporting period.
Change in Fair Value of Contingent Earn-out Interests Liability
The gain on the change in fair value of contingent earn-out shares liability decreased by $6.8 million from a $6.7 million gain in the three months ended September 30, 2022 to a $0.1 million expense in the three months ended September 30, 2023. The change in fair value in both periods is primarily attributable to the change in our stock price and the resulting valuation at the respective reporting period.

The gain on the change in fair value of contingent earn-out shares liability decreased by $23.7 million from $24.1 million in the nine months ended September 30, 2022 to $0.4 million in the nine months ended September 30, 2023. The change in fair value in both periods is primarily attributable to the change in our stock price and the resulting valuation at the respective reporting period.
Provision for income taxes
The Company recorded income tax provision of $3,000 and $0 during the three months ended September 30, 2023 and 2022, respectively. The Company recorded income tax provision of $7,000 and $3,000 during the nine months ended September 30, 2023 and 2022, respectively.

Liquidity and Capital Resources
As of September 30, 2023, our principal sources of liquidity were our cash and cash equivalents of $22.6 million and our access to capital under the SEPA. Our short-term uses of cash are for working capital and to make payments on our debt and convertible notes, including interest and prepayment premiums, as necessary, and our long-term uses of cash are for working capital and to pay the principal of our indebtedness.
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
As an early stage growth company, the net losses and cash outflows we have incurred since inception are consistent with our strategy and budget. We will continue to incur net losses and cash outflows in accordance with our operating plan as we continue to expand our research and development activities with respect to our vehicles and battery systems, scale our operations to meet anticipated demand and establish our Fleet-as-a-Service offering. As a result, our ability to access capital is critical and until we can generate sufficient revenue to cover our operating expenses, working capital and capital expenditures, we will need to raise additional capital in order to fund and scale our operations. We have plans to secure and intend to employ various strategies to raise additional capital, such as through the SEPA and other capital raising strategies such as a combination of debt financing, other non-dilutive financing and/or equity financing, including through asset-based lending and/or receivable financing. However, the ability to access the SEPA is dependent on trading volumes and market price of our Common Stock. Our ability to access other capital when needed is not assured and, if capital is not available to us when, and in the amounts needed, we could be required to delay, scale back or abandon some or all of our development programs and other operations, which could materially harm our business, prospects, financial condition and operating results. Global general economic and political conditions, such as a potential recession, inflation, uncertain credit and global financial markets, including recent and potential bank failures, health crises, supply chain disruption, fuel prices, international currency fluctuations, and geopolitical events such as local and national elections, corruption, political instability and acts of war or military conflict including repercussions of the wars between Russia and Ukraine and in Israel, or terrorism, have and could continue to adversely impact our ability to raise additional funds. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our commercialization, research and development programs and/or other efforts and our ability to continue our operations. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all. In addition, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements and/or seek protection under Chapters 7 or 11 of the United States Bankruptcy Code. This could potentially cause us to cease operations and result in a complete or partial loss of your investment in our Common Stock.
Standby Equity Purchase Agreement
On March 23, 2022, we entered into a Standby Equity Purchase Agreement with Yorkville, which was subsequently amended on June 22, 2023 (as amended, the "SEPA"), whereby we have the right, but not the obligation, to sell to Yorkville up to $125.0 million of shares of our Common Stock at our request any time until February 11, 2026, subject to certain conditions. Pursuant to Side Letter and the Securities Purchase Agreement, our ability to effect an advance under the SEPA is subject to certain additional conditions while the Convertible Debentures remain outstanding. As of September 30, 2023, the remaining commitment available under the SEPA was $119.5 million. We used the net proceeds received from sales of Common Stock pursuant to the SEPA for working capital and general corporate purposes and expect similar use of proceeds going forward. See

Note 7 — Convertible Notes and Note 9 — Equity — Standby Equity Purchase Agreement in the accompanying unaudited condensed consolidated financial statements for more information regarding the SEPA, the Side Letter and the Securities Purchase Agreement.

Convertible Debt
Further, on August 11, 2022 and September 21, 2022, we issued convertible debentures (as subsequently amended, the “Convertible Debentures”) to Yorkville in the aggregate principal amount of $35.0 million, with a maturity date that was extended to February 11, 2024. Also on August 11, 2022, we issued a convertible promissory note (as subsequently amended and restated, the “Convertible Note”) to Aljomaih Automotive Co. (“Aljomaih”) with a principal amount of $20.0 million and a maturity date of August 11, 2025. As of September 30, 2023, aggregate principal amounts of $9.0 million and $20.0 million were outstanding on the Convertible Debentures and the Convertible Note, respectively. We have used the net proceeds from the Convertible Debentures and the Convertible Note for operational liquidity, working capital and general and administrative expenses and expect similar use of proceeds going forward.
Pursuant to the Convertible Debentures, as a result of the daily volume-weighted average price of our Common Stock being less than a certain floor price (the “Floor Price”) for five consecutive trading days, we were required to make, and made, Prepayments during the nine months ended September 30, 2023 consisting of $23.8 million of principal payments, $1.2 million of redemption premium payments and $1.4 million of accrued interest payments. The Floor Price was $0.59 as of the date of this Report. See Note 7 — Convertible Notes and Note 18 — Subsequent Events in the accompanying unaudited condensed consolidated financial statements for more information regarding the Convertible Debentures and Convertible Note.
Summary of cash flow data consisted of the following (in thousands):

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(38,655)	$(105,597)
Net cash provided by investing activities	50,851	75,515
Net cash (used in) provided by financing activities	(27,509)	60,376
Net decrease in cash and cash equivalents	$(15,313)	$30,294
Cash Flows from Operating Activities
Our cash flows from operating activities are significantly affected by the growth of our business primarily related to research and development and selling, general, and administrative activities and working capital needs to support growth in inventory reserves and fluctuations in accounts payable and other current assets and liabilities.
Net cash used in operating activities was $38.7 million for the nine months ended September 30, 2023, primarily consisting of a net loss excluding non-cash expenses and gains of $43.6 million, and favorable net changes in operating assets and liabilities of $5.0 million.
Net cash used in operating activities was $105.6 million for the nine months ended September 30, 2022, primarily consisting of a net loss excluding non-cash expenses and gains of $72.7 million, and unfavorable net changes in operating assets and liabilities of $32.9 million, including $35.6 million in inventory cost build-up in anticipation of production ramp-up.
Cash Flows from Investing Activities
Net cash provided by investing activities was $50.9 million for the nine months ended September 30, 2023, due to net proceeds from sale of investments in marketable debt securities of $50.7 million and net proceeds from sale of assets held for sale of $1.3 million, offset by property and equipment additions of $1.2 million.
Net cash provided by investing activities was $75.5 million for the nine months ended September 30, 2022, due to net proceeds from sale of investments in marketable debt securities of $87.4 million, offset by property and equipment additions of $11.9 million.

Cash Flows from Financing Activities
Net cash used in financing activities was $27.5 million for the nine months ended September 30, 2023, which primarily related to (i) payments for convertible notes (including prepayment premium) of $25.0 million, (ii) equipment lease principal payments of $2.5 million, (iii) taxes paid relating to net-settlement of stock-based awards of $0.9 million, and (iv) outflow from net short-term insurance financing note activity of $0.3 million. These decreases were offset by proceeds from issuance of common stock under the SEPA of $1.2 million.
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
Contractual Obligations and Commitments
We did not have any material contractual obligations or other commitments as of September 30, 2023, other than what’s disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. We maintain a portfolio of investments in a variety of fixed and variable debt rate securities, including, corporate debt and asset-backed securities. As of September 30, 2023, the fair value of investments in marketable debt securities, available-for-sale was $0.0 million. The primary objective of our investment activity is to maintain the safety of principal, and to provide for future liquidity requirements while maximizing yields without significantly increasing risk. While some investments may be securities of companies in foreign countries, all investments are denominated and payable in U.S. Dollars. We do not enter into investments for trading or speculative purposes. While our intent is not to sell these investment securities prior to their stated maturities, we may choose to sell any of the securities for strategic reasons including, but not limited to, anticipated capital requirements, anticipation of credit deterioration, duration management and because a security no longer meets the criteria of our investment policy. We do not use derivatives or similar instruments to manage our interest rate risk. We seek to invest in high quality investments. Maturities are maintained consistent with our short-, medium- and long-term liquidity objectives.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out evaluations of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon each of their evaluations, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level for the three months ended September 30, 2023, including the controls related to inventory management material weakness identified on December 31, 2022.
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
Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2023 and, in making this assessment, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Management believes that, as of September 30, 2023, our internal controls over financial reporting were effective.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Global general economic and political conditions, such as a potential recession, inflation, uncertain credit and global financial markets, including recent and potential bank failures, health crises, supply chain disruption, fuel prices, international currency fluctuations, and geopolitical events such as local and national elections, corruption, political instability and acts of war or military conflict including repercussions of the wars between Russia and Ukraine and in Israel, or terrorism, have and could continue to adversely impact our ability to raise additional funds. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our commercialization, research and development programs and/or other efforts and our ability to continue our operations.
Since inception, we financed our operations primarily from the sales of common stock, the Business Combination, redemption of warrants, and the issuance of debt. As of September 30, 2023, our principal sources of liquidity were our cash and cash equivalents of $22.6 million and access to capital under the SEPA. Our efforts to raise additional funding or reduce expenses may divert our management from their day-to-day activities, which may adversely affect our ability to operate our business successfully. In addition, we cannot guarantee that financing will be available in sufficient amounts or on terms acceptable to us, if at all.
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
Item 2.     Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
During the three months ended September 30, 2023, we received cash proceeds of $0.3 million in connection with the issuance of 1,176,844 shares of common stock under the SEPA.

The issuance of the securities in these transactions were made in reliance on the exemption from registration in Section 4(a)(2) under the Securities Act. No underwriters were involved in these transactions. There was no general solicitation of investors or advertising, and we did not pay or give, directly or indirectly, any commission or other remuneration, in connection with the issuance of these securities. We expect to use any net proceeds for working capital and general corporate purposes.
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

XOS, INC.
Date: November 9, 2023	By:	/s/ Dakota Semler
	Name:	Dakota Semler
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Liana Pogosyan
	Name:	Liana Pogosyan
	Title:	Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)