Form 10-K
period 2023-12-31
Xos, Inc.
filed 2024-03-29
CIK 1819493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from         to
Commission File Number 001-39598

XOS, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-1550505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
3550 Tyburn Street
Los Angeles, CA 90065
(818) 316-1890
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	XOS	Nasdaq Capital Market
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $345.00 per share	XOSWW	Nasdaq Capital Market

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of March 26, 2024, there were approximately 7,750,258 shares of the registrant's common stock outstanding.
The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $14,476,000 based on the closing price reported for such date on the Nasdaq Capital Market. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. The 2024 Proxy Statement will be filed with Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2023.

PART I
As used herein, “Xos”, the “Company,” “our,” “we,” or “us” and similar terms include Xos, Inc. and its subsidiaries, unless the context indicates otherwise.
Glossary of Terms
Unless otherwise stated in this Report or the context otherwise requires, reference to:

•“Business Combination” means the Domestication, the Merger and the other transactions contemplated by the Merger Agreement, collectively;

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
•“Fleet-as-a-Service” means our comprehensive suite of products and services facilitating commercial battery-electric fleet operations through a combination of in-house proprietary technology and turnkey solutions from industry-leading partners. The platform offering includes our X-Pack battery system, X-Platform modular chassis, Xos Energy Solutions, service, digital fleet management products, over-the-air software update technology, and a wide range of additional service products;
•“Xos Energy Solutions” means our comprehensive charging infrastructure business through which we offer mobile and stationary multi-application chargers, mobile energy storage and turnkey energy infrastructure services to accelerate client transitions to electric fleets.
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

•”NextGen Sponsor” means NextGen Sponsor LLC;

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

•“Public Warrants” means the redeemable warrants to purchase shares of Common Stock at an exercise price of $345 per share originally issued in connection with the initial public offering of NextGen;

•“Sponsor” means NextGen’s sponsor, NextGen Sponsor LLC;

•“Warrants” means Private Placement Warrants and Public Warrants;

•“X-Pack” means our proprietary battery system;

•“X-Platform” means our proprietary, purpose-built vehicle chassis platform; and
•“Xosphere” means our proprietary fleet management platform.

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•the effect of the transaction with ElectraMeccanica Vehicles Corp., initially announced on January 11, 2024 and consummated on March 26, 2024, on our business relationships, operating results and business generally;

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

•our ability to maintain an effective system of internal controls over financial reporting, including our ability to remediate the existing material weaknesses in our internal controls;

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

Summary of Risks
Our business is subject to a number of known and unknown risks, uncertainties and assumptions that could cause actual results to differ materially from those projected or otherwise implied by the forward-looking statements provided herein. Below we summarize what we believe are the principal risk factors relating to our business, but these risks are not the only ones that we face. You should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors,” together with the other information in this Annual Report on Form 10-K. If any of the following risks actually occurs (or if any of those listed elsewhere in this Annual Report on Form 10-K occurs), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.

•Our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of your investment.
•Our mix of offerings, such as Xos Energy Services™ and Xosphere™, is novel in the industry and has yet to be tested in the long term. Any failure to commercialize our strategic plans could have a material adverse effect on our operating results and business, harm our reputation and could result in substantial liabilities that exceed our resources.
•We are an early-stage company with a history of losses and may incur significant expenses and continuing losses for the foreseeable future.

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
•We previously restated our financial statements for several prior periods, which resulted in unanticipated costs and may adversely affect investor confidence, our stock price, our ability to raise capital in the future and our reputation.
•We identified material weaknesses in our internal control over financial reporting, and we may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate any material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.
•We have no experience to date in high volume manufacturing of our products.
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
•We rely on complex machinery for the manufacture of our products, which involves a significant degree of risk and uncertainty in terms of operational performance and costs.
•We may be unable to realize the opportunities expected from the acquisition of ElectraMeccanica, which could adversely affect our business, financial condition and results of operations.
•We may face regulatory limitations on our ability to sell vehicles directly to consumers, which could materially and adversely affect our ability to sell our vehicles.
•Failure or perceived failure to comply with existing or future laws, regulations, contracts, self-regulatory schemes, standards, and other obligations related to data privacy and security (including security incidents) could harm our business. Compliance obligations or the actual or perceived failure to comply with such obligations could increase the costs of our products, limit their use or adoption, and otherwise negatively affect our operating results and business.
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
•We have been and may continue to be impacted by macroeconomic conditions, including health crises, rising inflation rates, uncertain credit and global financial market, including potential bank failures, supply chain disruption and geopolitical events, such as the war between Russia and Ukraine and in Israel.

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
On March 26, 2024, Xos completed the previously announced business combination involving ElectraMeccanica Vehicles Corp.(“ElectraMeccanica”), whereby Xos acquired all of the issued and outstanding common shares of ElectraMeccanica (the “ElectraMeccanica Shares”) pursuant to a plan of arrangement (the “Plan of Arrangement”) under the Business Corporations Act (British Columbia) (the “Arrangement”) in accordance with the terms of an arrangement agreement entered into by Xos and ElectraMeccanica on January 11, 2024, as amended on January 31, 2024 (the “Arrangement Agreement”). Subject to the terms and conditions set forth in the Arrangement Agreement and the Plan of Arrangement, on March 26, 2024, each ElectraMeccanica Share outstanding immediately prior to the effective time of the Arrangement was converted automatically into the right to receive 0.0143739 of a share of Common Stock, for total consideration of 1,766,388 shares of Common Stock. See Note 19 — Subsequent Events in the accompanying consolidated financial statements for more information.
Our Products & Services
Xos Vehicles
Class 5-6 Medium Duty Rolling Chassis: We currently manufacture a Class 5-6 Medium Duty Rolling Chassis (the “MD X-Platform”) with multiple body options to address a range of customer applications. The modularity of our MD X-Platform allows for numerous use cases and body configurations to satisfy customer demands. Today the most popular customer configurations utilizing our MD X-Platform include the following:
•Commercial Stepvans: Stepvan configurations are an attractive choice for our wide-range of parcel delivery, linen, and food & beverage customers.
•Armored Trucks: Armored truck configurations using our MD X-Platform are popular with Xos customers specializing in armored cash transport and logistics.
Class 7-8 Heavy Duty Chassis: In May 2022 we launched our Class 7-8 Heavy Duty Chassis (the “HD X-Platform,” and together with the “MD X-Platform, the “X-Platform”). We plan to continue to develop the HD X-Platform for use by future customers in regional haul fleets with body configurations to include box trucks, refrigerated units, and flatbeds.
Xos Product Development: We are designing our next-generation chassis to reduce per-unit production costs, increase technological capabilities and improve total cost of ownership (“TCO”) for fleet operators. The next-generation chassis will continue to be designed for a wide range of use cases, including parcel delivery, uniform rental, and cash-in-transit industries.
Powered by Xos™
Our Powered by Xos™ business provides mix-use powertrain solutions for off-highway, industrial and other commercial equipment and specialty vehicles, such as school buses, medical and dental clinics, blood donation vehicles, and mobile command vehicles. Our powertrain offerings encompass a broad range of solutions, including high-voltage batteries, power distribution and management componentry, battery management systems, system controls, inverters, electric traction motors and auxiliary drive systems. We support some of the industry’s leading chassis manufacturers through Powered by Xos, including Winnebago and Blue Bird Bus.
Xos Energy Solutions™
Xos Energy Solutions™ is our comprehensive charging infrastructure business through which Xos offers mobile and stationary multi-application chargers, mobile energy storage, and turnkey energy infrastructure services to accelerate client transitions to electric fleets. Xos Energy Solutions™ product and service offerings maximize incentive capture and reduce energy infrastructure installation times and costs. Xos Energy Solutions™ offers customers full service project management, electric vehicle chargers and ancillary equipment, and infrastructure installation services. This service is available to customers whether they use Xos trucks, competitor trucks, or a mixed fleet.

In January 2024, Xos announced the next generation of the Xos Hub™—a rapid-deployment mobile charger designed to expedite fleet transitions to electric vehicles. The next generation Xos Hub™ offers customers 280kWh of energy storage capacity and charging rates up to 160kW. The Xos Hub™ is capable of simultaneously charging up to four electric vehicles. Xos has made deliveries to several customers, including FedEx Ground and Duke Energy, and expects to deliver units to several other large fleets in utilities in the coming months.
Xosphere™
Our fleet management platform—Xosphere™—interconnects vehicle, maintenance, charging, and service data to improve overall customer experience. The Xosphere™ aims to minimize electric fleet TCO through fleet management integration and predictive servicing data. Our comprehensive suite of tools allows fleet operators to (i) monitor vehicle and charging performance in real-time with in-depth telematics; (ii) reduce charging cost; (iii) optimize energy usage; and (iv) manage maintenance and service support with a single software tool. Xosphere™ also includes connection modules that feature over-the-air update (OTA) capabilities through Xos’ cloud intelligence platform and feature remote diagnostics and maintenance services. Xosphere™ is compatible with Xos vehicles, powertrains, and charging solutions, regardless of the customer’s specific mix of products and services. As a result, Xos customers are empowered to cross-manage and optimize multiple Xos products with a single tool.
Technology Supporting Our Products & Services
Xos Vehicles & Powered by Xos™
Our proprietary battery pack systems (the “X-Pack”) and the X-Platform were engineered to be modular. Such modular design for the X-Pack and X-Platform enables fleet operators to match our chassis with their preferred vehicle body and battery range in order to meet their specific commercial use case.
X-Pack
We have developed proprietary battery pack technology purpose-built for last-mile commercial use cases. Our Xos battery packs (“X-Packs”) feature “cut-to-length” modular architecture to provide flexibility and satisfy customers’ preferred range and payload capacities. We strive to continuously improve our in-house designs while also utilizing partner battery packs to provide innovative solutions for our customers and improve vehicle TCO.
X-Platform
The X-Platform is the foundation of Xos vehicle products. Our modular proprietary chassis accommodates a wide range of commercial use applications and vehicle body upfits. Such modularity provides Xos with a competitive advantage in the commercial transportation sector in which commercial fleet operators deploy vehicles across an array of applications and environments.
Each X-Platform is able to accommodate a sufficient number of battery packs to provide up to 200 miles of range across our current vehicle product variants. Our vehicle range capability allows Xos vehicles to meet the demands of rigorous last-mile routes. Each X-Platform is constructed with high-strength steel and designed to enhance durability relative to competitive products.
Vehicle Control Software
We designed and developed on-board vehicle control software to leverage third-party software and integrate our proprietary powertrain controls, body controls, instrument cluster, infotainment and Xosphere™ software.
•Powertrain controls. Our powertrain controls include, but are not limited to, torque arbitration and power state management, thermal management for our powertrain and high-voltage battery systems, advanced driver assistance and safety (ADAS) and charging system communication and controls.
•Body controls. Our body controls include cabin heater and air conditioning, hydraulic system control, electronic parking brake system and certain other software critical for vehicle controls.
•Instrument cluster and infotainment. We designed a fully digital instrument cluster specifically for last-mile commercial electric vehicles. Our custom user interface integrates into all Xos vehicles and is designed to enhance safe vehicle operation and provide critical safety information and driver efficiency guidance.
Xos Energy Solutions™
DC Fast Chargers
Xos Energy Solutions™ offers a suite of Xos DC Fast Chargers that are compatible with both passenger and commercial electric vehicles. Charger types on offer include 60kW and 120kW EV cabinet chargers. The DC Fast Chargers can be configured with different features to meet different use cases and budgets. Fleet owners and operators can monitor chargers through the Xosphere™ fleet management platform to remotely observe performance, maintain charging profiles and optimize TCO.
Xos Hub™
We also offer the Xos Hub™, a mobile energy storage and charging system. The Xos Hub™ enables customers to simultaneously charge up to four electric vehicles with standard CCS1 connectors. Our mobile Xos Hub™ can be transported to various locations and provides an easy-to-install alternative to permanent DC fast charging infrastructure. The Xos Hub™ allows fleet operators the ability to rapidly deploy electric vehicles without an immediate need to install permanent charging infrastructure.
Sales & Marketing
Direct Sales
Our sales efforts consist of sales representatives and field-based personnel who educate fleets on the wide-ranging benefits of our zero-tailpipe emission commercial vehicles as well as rapid and cost-efficient Xos products and services used to electrify commercial fleets.
Dealer Sales
To supplement our direct sales organization, Xos partners with select distributors and dealers with long-established fleet relationships in key markets. Such partnerships further supplement our in-depth sales expertise and industry knowledge and offer access to skilled technicians to provide Xos customers vehicle maintenance and service support across the U.S. and Canada.
Energy & Infrastructure
In order to accelerate the adoption of electric trucks across all sectors, Xos has a sales force specialized in charging infrastructure installations to facilitate fleet electrification. Our energy sales representatives are able to assist customers throughout the entire infrastructure design and installation process, including project management, permitting consultation, and funding options upon request.

Powered by Xos
Armed with in-depth expertise and technology designed for commercial fleet electrification, Xos actively pursues opportunities to supply OEM’s with powertrain kits as first-fit solutions to electrify commercial vehicle offerings from makers of other equipment such as recreational vehicles, buses, forklifts, and other commercial vehicles.
Customers
In addition to large-scale national accounts with globally recognized commercial fleet operators, we deliver vehicles directly to small- and medium-sized fleets via our in-house sales representatives and established distribution and channel partners. Such accounts include independent service providers (ISPs), which fulfill last-mile routes for enterprise partners. We have also entered into robust partnerships with established distributors to facilitate service for commercial fleets. During the year ended December 31, 2023, two customers accounted for 54% and 10%, respectively, of the Company’s revenues.
Competition
We have experienced, and expect to continue to experience, competition from a number of companies, particularly as the commercial transportation sector accelerates towards low-emission, zero-tailpipe emission and carbon neutral fleet solutions. Existing commercial diesel vehicle OEMs, such as Freightliner, Ford, General Motors, Navistar, Paccar, and Volvo/Mack, continue to invest in the development of zero-tailpipe emission solutions.
In addition to competition from traditional diesel OEMs, we face competition from disruptive vehicle manufacturers that are developing alternative fuel and electric commercial vehicles, such as Nikola, Rivian, Workhorse, Harbinger, The Lion Electric Company, and Motiv Power Systems.
We believe the primary competitive factors in the commercial vehicle market for medium- and heavy-duty last-mile and return-to-base segments include, but are not limited to:
•total cost of ownership;
•emissions profile;
•effectiveness within target applications and use cases;
•ease of integration into existing operations;
•product performance and uptime;
•vehicle quality, reliability and safety;
•service and support;
•technological innovation relating to batteries, software and data analytics; and
•fleet management.
We believe that we compete favorably with our competitors on the basis of these factors; however, our competitors may be able to deploy greater resources to the design, development, manufacturing, distribution, promotion, sales, marketing and support of their alternative fuel and electric vehicle and energy service programs. These competitors also compete with us in recruiting and retaining qualified research and development, engineering, sales, marketing, corporate and management personnel, as well as in acquiring technologies complementary to, or necessary for, our products and services. Additional mergers and acquisitions may result in even more resources being concentrated on our competitors.
Service & Maintenance
We continue to grow our service network with added Xos field service technicians nationwide. Our robust network of mobile technicians, third party service partners, and full line dealer partnerships continues to support our ability to provide customers with comprehensive after-sales services to ensure maximum uptime and minimal operational disruption.

Manufacturing & Supply Chain
Manufacturing
Xos assembles our electric chassis platform, the X-Platform, starting the process with marrying frame rails and cross members, all the way to the final stage testing of a fully powered electric chassis which is then shipped to a body upfit partner. The Byrdstown plant is capable of producing the X-Platform, battery systems, the Xos Hub™, and conducting certain prototyping and powertrain installation services.
In addition to our manufacturing facility in Tennessee, we maintain battery production and remanufacturing capabilities in Los Angeles to produce batteries for specific use cases, remanufacture battery packs, and conduct ongoing research and development initiatives.
Supply Chain
Our suppliers include CATL (providing battery packs from China), BEL Power (providing power electronics from Europe) and Dana (providing motors & inverters from India and China), among others. As is the case for some automotive companies, certain of our procured components and systems are sourced from single suppliers. We work to qualify multiple suppliers for key components where feasible in order to minimize potential production risks. We also mitigate risk by maintaining safety inventory for certain key components. Our products use various raw materials, such as aluminum, steel, phosphate, lithium, iron and copper. Pricing for these raw materials is governed by market conditions and may fluctuate due to various factors outside of our control, such as supply and demand and market speculation. We are currently securing all raw materials and components that are either available or becoming available in the global supply chain to support our operations.
Governmental Programs, Incentives & Regulations
Our business is impacted by various government programs, credits, incentives and policies. Our business and products are also subject to numerous governmental regulations that vary among jurisdictions. Electric vehicle and charging infrastructure demand has been spurred by government incentives and regulations at federal, state and local levels. Government agencies around the world are expected to continue providing incentives for the purchase of electric vehicles and charging infrastructure, and regulations may be introduced to reduce emissions and encourage the use of clean energy vehicles.
Governmental regulations regarding the manufacture, sale and implementation of products and systems similar to ours are subject to future change. We cannot predict what impact, if any, such changes may have on our business.
Programs & Incentives
EV Tax Credits (Inflation Reduction Act)
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law and is effective for taxable years beginning after December 31, 2022, and remains subject to future guidance releases. The IRA includes multiple incentives to promote clean energy, electric vehicles, battery and energy storage manufacture or purchase, including through providing tax credits to consumers. For example, qualifying Xos customers may be eligible to receive up to $40,000 per vehicle in federal tax credits for the purchase of qualified electric vehicles in the U.S. through 2032.
State Vehicle Incentives
Numerous states, as well as certain private enterprises, offer incentive programs to encourage the adoption of alternative fuel vehicles, including tax exemptions, tax credits, exemptions, and special privileges. Many such programs have eligibility requirements, such as a fleet size requirements, required diesel truck trade-in, and environmental regulation compliance. For some state rebate and incentive programs, only a finite amount of funding is available.
Notable for Xos customers is the California Hybrid and Zero-Emission Truck and Bus Voucher Incentive Project (“HVIP”), which provides point-of-sale vouchers for certain qualifying ZEVs. Under HVIP, dealers and fleet operators may request vouchers from HVIP on a first-come first-serve basis, up to the funding amount available for that year, to reduce the cost of purchasing hybrid and zero-emission medium- and heavy-duty trucks and buses. Voucher amounts vary depending on a range of factors, such as the type of vehicle, the location where the vehicle is operated, and the number of vehicles sold. To qualify for HVIP, dealers are required to complete extensive training, initiate and complete applications for each sales order, and complete the voucher redemption process upon delivery to the end-user. Xos customers have significantly benefited from the California HVIP program. Approximately 100 Xos vehicles delivered to date have been subsidized by HVIP, and HVIP funding is being secured for many more Xos vehicle deliveries and orders.

Infrastructure Incentives
A number of states and municipalities also offer incentive programs to encourage the installation of charging infrastructure for electric vehicles. Eligibility for and the magnitude of incentives varies based on individual charging capabilities and other factors.
Emissions Credit Programs
California has greenhouse gas emissions standards that closely follow the standards of the U.S. Environmental Protection Agency (“EPA”). The registration and sale of zero-emission vehicles (“ZEV”) in California could earn Xos ZEV credits that Xos could in turn sell to traditional original equipment manufacturers (“OEMs”) looking to offset emissions from their traditional internal combustion engine vehicles in order to meet California’s emissions regulations. Other U.S. states have adopted similar standards including Colorado, Connecticut, Maine, Maryland, Massachusetts, New Jersey, New York, Oregon, Rhode Island and Vermont. We may take advantage of these regimes by registering and selling ZEVs in these other U.S. states.
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
Although our vehicles have zero tailpipe emissions, we are required to seek an EPA Certificate of Conformity for vehicles sold in states covered by the U.S. Clean Air Act’s standards or a CARB Executive Order for vehicles sold in California or any of the other states that have adopted the stricter California standards. We have received the requisite EPA Certificate of Conformity and approval from CARB.
Vehicle Safety & Testing
Our vehicles are subject to regulation by the National Highway Traffic Safety Administration (“NHTSA”), including all applicable Federal Motor Vehicle Safety Standards (“FMVSS”). Numerous FMVSS apply to our vehicles specifying design, construction, and performance requirements. Xos vehicles are designed to meet all applicable FMVSS standards in effect at the date of manufacture. While our current vehicles comply and we expect that our vehicles in the future will comply with all applicable FMVSS with limited or no exemptions, FMVSS are subject to change from time to time. As a manufacturer, we must self-certify that our vehicles meet all applicable FMVSS, or otherwise are exempt, before the vehicles may be imported or sold in the U.S.

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
Seasonality
Historically, the automotive industry has experienced higher revenue in the spring and summer months. Additionally, we expect volumes of commercial vehicle sales to be less in the winter months as many customers shift focus to executing high-volume holiday deliveries. A significant portion of our customers operate in the parcel and delivery segment which has a “peak season” between the Thanksgiving and Christmas season, resulting in preparatory fleet expansions leading into such period followed by declined new vehicle purchases thereafter.
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
As of December 31, 2023, we had seven awarded U.S. patents. We pursue the registration of our domain names and material trademarks and service marks in the United States. In an effort to protect our brand, as of December 31, 2023, we had 24 pending or approved U.S. trademark applications.

We regularly review our development efforts to assess the existence and patentability of new inventions, and we are prepared to file additional patent applications when we determine it would benefit our business to do so.
Facilities
Our headquarters are located in an 85,142 square foot facility in Los Angeles, California, where we design, engineer and develop our vehicles and battery packs. We entered a new lease agreement for the facility with the landlord in August 2021. The new lease commenced on January 1, 2022, and will terminate pursuant to its terms on January 31, 2027, unless amended and/or extended.
We also have a manufacturing facility located in Byrdstown, Tennessee that utilizes the facilities of Fitzgerald Manufacturing Partners, LLC, the largest manufacturer of glider kits in the United States.
Human Capital
People Strategy and Governance
We firmly believe an integral part of our growth story is through elevating the most important asset we have: our people. By focusing on the fundamentals of our people strategy, leadership, culture and talent, we remain strong, adaptive, innovative, and well-equipped to respond to the ever-changing commercial vehicle landscape. Our People Operations team is and will be responsible for our human capital policies and strategies and their collective recommendations to our CEO and key leadership members allow us to proactively manage our human capital and care for our employees in a manner that is consistent with our values.
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

Employment Data
As of December 31, 2023, we had 161 full-time employees and 25 contractors. We have not experienced any work stoppages and consider our relationships with our employees to be good. None of our employees are subject to a collective bargaining agreement or represented by a labor union.
Corporate Information
Xos, Inc. was initially incorporated on July 29, 2020 as a Cayman Islands exempted company under the name “NextGen Acquisition Corporation” (“NextGen”). On August 20, 2021, the transactions contemplated by the Agreement and Plan of Merger, as amended on May 14, 2021, by and among NextGen, Sky Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of NextGen (“Merger Sub”), and Xos, Inc., a Delaware corporation (now known as Xos Fleet, Inc., “Legacy Xos”), were consummated (the “Closing”), whereby Merger Sub merged with and into Legacy Xos, the separate corporate existence of Merger Sub ceased and Legacy Xos became the surviving corporation and a wholly owned subsidiary of NextGen (such transaction the “Merger” and, collectively with the Domestication, the “Business Combination”,), and Xos became the publicly traded entity listed on Nasdaq.
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
You must consider the risks and difficulties we face as an early-stage company with a limited operating history. If we do not successfully address these risks, our business, prospects, financial condition and operating results may be materially and adversely affected. Xos Fleet, Inc. (“Legacy Xos”) was originally incorporated as a California corporation in October 2015 and converted into a Delaware corporation in December 2020. As further described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Combination and Public Company Costs,” the Business Combination (as defined therein) was completed in August 2021. We have a very limited operating history on which investors can base an evaluation of our business, prospects, financial condition and operating results. We intend to derive our revenue from the sale of our products and services. There are no assurances that we will be able to retain existing or secure future business with customers.

Our mix of offerings, such as Xos Energy Services™ and Xosphere™, is novel in the industry and has yet to be tested in the long term. Any failure to commercialize our strategic plans could have a material adverse effect on our operating results and business, harm our reputation and could result in substantial liabilities that exceed our resources.
We have certain offerings, such as Xos Energy Services™ and Xosphere™, that are novel in the industry and subject us to substantial risk given the significant expenditures required before receipt of substantial revenue. These offerings have limited operating histories and have yet to be tested on a large scale. Demand for these offerings may not ultimately meet expectations and/or products and services in development may never become commercially available, either of which may have a material adverse effect on our business, prospects, financial condition and operating results.
You should be aware of the difficulties normally encountered by new services and products, many of which are beyond our control, including substantial risks and expenses in the course of establishing or entering new markets, organizing operations and undertaking marketing activities. We may also encounter unforeseen expenses, difficulties or delays in connection with developing such services and products, including, but not limited to, those related to providing energy services and related infrastructure, providing financing options, increasing service personnel and supplying insurance and other risk products. The likelihood of our success with offerings such as Xos Energy Services™ and Xosphere™ must be considered in light of these risks and expenses, potential complications or delays and the competitive environment in which we operate. Therefore, there can be no assurances that our business plan will prove successful. We may not be able to generate significant revenue or operate profitably, which may have a material adverse effect on our business, prospects, financial condition and operating results.
Risks Relating to the Design, Supply and Manufacturing of our Products

We have experienced and may in the future experience significant delays in the design, manufacturing and wide-spread deployment of our products, which could harm our business, prospects, financial condition and operating results.
There are often delays in the design, development, manufacturing and release of new products, and to the extent we delay the launch or manufacture of our products, our growth prospects could be adversely affected. We have experienced delays in our battery production activities, which have resulted in a manufacturing backlog in our vehicle assembly line. If we are not able to manufacture sufficient vehicles and powertrains that meet our specifications, we may need to partner with contract manufacturers or expand our manufacturing capabilities, which may cause us to incur additional costs and delay deployment of our products. Furthermore, we rely on third-party suppliers for the provision and development of many of the key components and materials used in our products, and to the extent we experience any delays, we may need to seek alternative suppliers. If we experience delays by our third-party outsourcing partners or suppliers, we could experience delays in delivering on our timelines.
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
If we are unable to develop and manufacture products of sufficient quality and appeal to customers on schedule and on a large scale, our business, prospects, financial condition and operating results may be materially and adversely affected.
We have no experience to date in high volume manufacturing of our products.
We do not know whether we will be able to develop efficient, automated, low-cost manufacturing capabilities and processes that will enable us to meet the quality, price, engineering, design and manufacturing standards, as well as the manufacturing volumes, required to successfully mass market our products. Even if we are successful in developing high volume manufacturing capabilities and processes, we do not know whether we will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors or force majeure events, meets our product commercialization and manufacturing schedules and satisfies the requirements of customers and potential customers. If we were to experience delays, disruptions, capacity constraints or quality control problems in manufacturing operations, product shipments could be delayed or rejected and our customers could consequently elect to change product demand. These disruptions could negatively impact our revenues, competitive position and reputation.
Our manufacturing facilities and the equipment used to manufacture our products would be costly to replace and could require substantial lead time to replace and qualify for use. Our manufacturing facilities may be harmed or rendered inoperable by natural or man-made disasters, including, war, military conflicts earthquakes, flooding, fire and power outages, or by health crises, which may render it difficult or impossible for us to manufacture our products for some period of time. The inability to manufacture our products, or the backlog that could develop if our manufacturing facilities are inoperable for even a short period of time, may result in the loss of customers or harm our reputation and have a negative impact on our operating results.
If we fail to successfully tool our manufacturing facilities or if our manufacturing facilities become inoperable, we will be unable to produce our vehicles and our business will be harmed.
Tooling our manufacturing facilities for production of our vehicles and our future expansion plans are complicated and present significant challenges. If any of our manufacturing facilities are not tooled in conformity with our requirements, repair or remediation may be required and could require us to take vehicle production offline, delay plans for increasing production capacity, or construct alternate facilities, which could materially limit our manufacturing capacity, delay planned increases in manufacturing volumes, delay the start of production of new product lines, or adversely affect our ability to timely sell and deliver our electric vehicles to customers. Any repair or remediation efforts could also require us to bear substantial additional costs, including both the direct costs of such activities and potentially costly litigation or other legal proceedings related to any identified defect, and there can be no assurance that our insurance policies or other recoveries would be sufficient to cover all or any of such costs. Any of the foregoing consequences could have a material adverse effect on our business, prospects, results of operations and financial condition and could cause our results of operations to differ materially from our current expectations.

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
We may become dependent on a single source third-party supplier of battery packs. The inability of such single source third-party supplier to deliver battery packs at prices, timelines, volumes and specifications acceptable to use would likely have a material adverse impact on our business, prospects, financial condition and operating results.
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

Our business is dependent on the continued supply of lithium-ion battery cells for the battery packs used in our vehicles and powertrains. Any disruption in the supply of battery cells could disrupt production of our products. We heavily rely on international shipping to transport battery packs and the components and materials used in our proprietary battery packs from our suppliers. Delays due to congestion in west coast ports have caused, and may continue to cause, us to use more expensive air freight or other more costly methods to receive components and materials. Furthermore, fluctuations or shortages in petroleum and other economic conditions have caused, and may continue to cause, us to experience significant increases in freight charges and material costs.
Additionally, we and other vehicle manufacturers that utilize integrated circuits have been negatively impacted by the recent shortage of semiconductors. A combination of factors, including increased demand for consumer electronics, automotive manufacturing shutdowns due to the COVID-19 pandemic, the rapid recovery of demand for vehicles and long lead times for wafer production, have contributed to the shortage of semiconductors. A shortage of semiconductors or other key components or materials could cause a significant disruption to our production schedule. If we are unable to obtain sufficient semiconductors or other key components or materials that have experienced or may experience shortages, or if we cannot find other methods to mitigate the impact of any such shortage, then our financial condition and results of operations may be materially and adversely affected.
Substantial increases in the prices for components or materials utilized in the manufacture of our products, such as those charged by suppliers of battery cells, semiconductors or other key components or materials, would increase our operating costs, and could reduce our margins if the increased costs cannot be recouped through increased vehicle, powertrain or battery pack sales. Any attempts to increase prices in response to increased component or material costs could result in cancellations of orders and reservations and materially and adversely affect our brand, image, business, prospects and operating results.
We rely on complex machinery for the manufacture of our products, which involves a significant degree of risk and uncertainty in terms of operational performance and costs.
We rely on complex machinery for the manufacture and assembly of our products, which involves a significant degree of uncertainty and risk in terms of operational performance and costs. Our facilities and the facilities of our suppliers contain large-scale machinery consisting of many components. These components may suffer unexpected malfunctions from time to time and may depend on repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of these components may significantly affect the intended operational efficiency.
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
Furthermore, manufacturing technology may evolve rapidly, and we may decide to update our manufacturing processes more quickly than expected. Moreover, as we scale the commercial production of our vehicles, our experience has caused, and may in the future cause, us to discontinue the use of already installed equipment in favor of different or additional equipment. The useful life of any equipment that would be retired early as a result would be shortened, causing the depreciation on such equipment to be accelerated, and our results of operations could be negatively impacted.
Our delay in providing sufficient charging solutions for our vehicles has resulted in the delay of the delivery of vehicles to customers.
Our delay in providing sufficient charging solutions for our vehicles has resulted in the delay of the delivery of vehicles to customers. Demand for our vehicles and the customer’s willingness to take delivery depends in large part on the availability of charging infrastructure. Most vehicles in our targeted segments operate on last-mile routes that generally return to base hubs on a daily basis, and fleet operators may choose to purchase fewer Xos vehicles, or none at all, if they are unable to install sufficient dedicated charging infrastructure. We have experienced customers delaying or declining delivery of vehicles due to a lack of charging infrastructure. Our charging solutions now being offered through Xos Energy Services™ may not be sufficient to meet customer needs. Our efforts to install, configure and implement dedicated charging solutions have been affected by numerous factors, such as;
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
We currently derive a significant portion of our revenues from a small number of customers, and this trend may continue for the foreseeable future. During the year ended December 31, 2023, two customers accounted for 54% and 10%, respectively, of the Company’s revenues. The loss of any one of our significant customers, a reduction in the purchases of our products by such customers or the cancellation of significant purchases by any of these customers would reduce our revenues and could harm our ability to achieve or sustain expected results of operations, and a delay of significant purchases, even if only temporary, would reduce our revenues in the period of the delay. Any such reduction in revenues may also impact our cash resources available for other purposes, such as research and development.
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
In addition, from time to time, products may be evaluated and reviewed by third parties. Any negative reviews or reviews which compare us unfavorably to competitors could adversely affect customer perception of our products.
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
•expanding our product offering across products, as well as services such as Xos Energy Services™ and Xosphere™;
•controlling expenses and investments in anticipation of expanded operations;

•establishing or expanding design, research and development, manufacturing, sales and service facilities;
•implementing and enhancing administrative infrastructure, systems and processes; and
•expanding into new markets.
As of December 31, 2023, we had 161 full-time employees and 25 contractors. We intend to strategically hire personnel across a variety of functions as business needs arise. However, we may have difficulties hiring qualified personnel at times, such as during challenging labor markets. Because our vehicles and powertrains are based on a different technology platform than traditional internal combustion engines, individuals with sufficient training and experience in alternative fuel technologies may not be available to hire, and as a result, we may need to expend significant time and expense training newly hired employees. Competition for individuals with experience designing, manufacturing and servicing vehicles and powertrains and their software is intense, and we may not be able to attract, integrate, train, motivate or retain sufficient highly qualified personnel. The failure to attract, integrate, train, motivate and retain these additional employees could seriously harm our business, prospects, financial condition and operating results.
The performance characteristics of our products may vary due to factors outside of our control, which could harm our ability to develop, market and deploy our products.
The performance characteristics of our products, including the expected range, may vary due to factors outside of our control. Our products are subject to continuous design and development updates, and there are no assurances that they will be able to meet their projected performance characteristics. External factors may also impact the performance characteristics of our products, including, but not limited to, driver behavior, speed, terrain, hardware efficiency, payload, vehicle or powertrain conditions and weather conditions. These external factors, as well as any operation of our products other than as intended, may affect the performance of our products, including range and longevity.
In addition, our products may contain defects in design and manufacturing that may cause them not to perform as expected or may require repair. We currently have a limited frame of reference by which to evaluate the performance of our products upon which our business prospects depend. There can be no assurance that we will be able to detect and fix any defects in our products. We have experienced product recalls and may experience future product recalls, which could adversely affect our brand and could adversely affect our business, prospects, financial condition and operating results. Our products may not perform consistent with customers’ expectations or on par with those of our competitors.
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
We have experienced product recalls that have either been resolved or are in the process of being resolved. Any future product recall or complications from current recalls may result in negative publicity, damage our brand and materially and adversely affect our business, prospects, financial condition and operating results. In the future, we may, voluntarily or involuntarily, initiate a recall if any of our products, or components thereof, prove to be defective or noncompliant with applicable motor vehicle safety standards or other requirements. If a large number of products are the subject of a recall, or if needed replacement parts are not in adequate supply, we may not be able to deploy recalled products for a significant period of time. These types of disruptions could jeopardize our ability to fulfill existing contractual commitments or satisfy demand for our products and could also result in the loss of business to our competitors. Such recalls also involve significant expense and diversion of management attention and other resources, and could adversely affect our brand image, as well as our business, prospects, financial condition and operating results. Additionally, problems and defects experienced by other electric vehicles from other manufacturers could by association have a negative impact on perception and customer demand for our products.

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
Servicing electric vehicles is different than servicing vehicles with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques. We have partnered with third parties to perform certain servicing services on our vehicles, but our current or future third-party vehicle servicers may initially have limited experience in servicing vehicles like ours. There can be no assurance that our service arrangements will adequately address the service requirements of our customers to their satisfaction, or that we and our servicing partners will have sufficient resources, experience or inventory to meet these service requirements in a timely manner as the volume of our vehicle deliveries increases. In addition, if we are unable to roll out and establish a widespread service network that complies with applicable laws, customer satisfaction could be adversely affected, which in turn could materially and adversely affect our reputation and thus our sales, results of operations and prospects.
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
We face intense competition in bringing our products to market. We face competition from many different sources in the commercial vehicle market for medium- and heavy-duty last-mile and return-to-base segments, including existing major commercial vehicle OEMs, such as Daimler, Ford, General Motors, Navistar, Paccar, and Volvo, as well as new companies that are developing alternative fuel and electric commercial vehicles. Many of our current and potential competitors, including Nikola, Rivian, Workhorse, Harbinger, The Lion Electric Company and Motiv Power Systems, may have significantly greater financial, technical, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products, including their vehicles. Additionally, our competitors may also have greater name recognition, longer operating histories, larger sales forces, broader customer and industry relationships and greater resources than we do. These competitors also compete with us in recruiting and retaining qualified research and development, sales, marketing and management personnel, as well as in acquiring technologies complementary to, or necessary for, our products. Future mergers and acquisitions activity may result in even more resources being concentrated on our competitors. In addition, we also compete with manufacturers of vehicles with internal combustion engines. There are no assurances that customers will choose our vehicles over those of our competitors, or over internal combustion engine vehicles. We expect additional competitors to enter the industry as well.
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
We have entered into non-binding memoranda of understanding and letters of intent (“MOUs”) with certain key manufacturers, suppliers and development partners to form strategic alliances with such third parties, and may in the future enter into additional strategic alliances or joint ventures or minority equity investments, in each case with various third parties for the manufacture of our products. There is no guarantee that any of our MOUs will lead to any binding agreements or lasting or successful business relationships with such key suppliers and development partners. If these strategic alliances are established, they may subject us to several risks, including risks associated with sharing proprietary information, non-performance by the third-party and increased expenses in establishing new strategic alliances, any of which may materially and adversely affect our business. We may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic third parties suffer negative publicity or harm to their reputation from events relating to our business, we may suffer negative publicity or harm to our reputation by virtue of our association with any such third-party.
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
When appropriate opportunities arise, we may acquire additional assets, products, technologies or businesses that are complementary to our existing business. In addition to possible stockholder approval, we may need approvals and licenses from relevant government authorities for the acquisitions and to comply with any applicable laws and regulations. Obtaining the required approvals and licenses could result in increased delays and costs, and failure to do so may disrupt our business strategy. Furthermore, acquisitions and the subsequent integration of new assets and businesses into our own require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations. Acquired assets or businesses may not generate the financial results we expect. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant.
Risks Related to our Financial Condition
We are an early-stage company with a history of losses and may incur significant expenses and continuing losses for the foreseeable future.
We incurred an operating loss of $65.0 million for the year ended December 31, 2023. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin wide-scale deliveries of our products and realize increased adoption of our service offerings. If we are unable to scale to wide-scale deliveries and realize increased adoption of our service offerings, we expect to continue to incur operating and net losses.

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
•increase our sales and marketing activities and develop our distribution infrastructure; and
•increase our general and administrative functions to support our growing operations and to operate as a public company.
Because we will incur the costs and expenses from these efforts before we receive any incremental revenues with respect thereto, our losses in future periods may be significant. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses.
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
We had negative cash flow from operating activities of $39.3 million for the year ended December 31, 2023. Our business also will at times require significant amounts of working capital to support our expected future growth and expansion of products. An inability to generate positive cash flow for the near term may adversely affect our ability to raise needed capital for our business on reasonable terms, diminish supplier or customer willingness to enter into transactions with us, and have other adverse effects that may decrease our long-term viability. There can be no assurance that we will achieve positive cash flow in the near future or at all.
Our financial results may vary significantly from period to period due to fluctuations in our product development cycle and operating costs, product demand and other factors.
We expect our period-to-period financial results to vary based on our operating costs and product demand, which we anticipate will fluctuate as the pace at which we continue to design, develop and manufacture new products, increase manufacturing capacity and establish or expand design, research and development, manufacturing, sales and service facilities varies. Additionally, our revenues from period to period may fluctuate as we identify and investigate areas of demand, adjust volumes and add new product derivatives based on market demand and margin opportunities, develop and introduce new products or introduce existing products to new markets. As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results, especially in the short term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our financial results may not meet expectations of equity research analysts or investors, who may be focused primarily on quarterly financial results, which could cause the trading price of our Common Stock to fall substantially, either suddenly or over time.

Our business plans require a significant amount of capital. In addition, our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends.
We have incurred, and expect to continue incurring, significant expenses as we expand our business, and that our level of expenses will be significantly affected by customer demand for our products and services. As a result, our ability to access capital is critical and until we can generate sufficient revenue to cover our operating expenses, working capital and capital expenditures, we will need to raise additional capital in order to fund and scale our operations. The fact that we have a limited operating history means we have limited historical data on the demand for our products. As a result, our future capital requirements are uncertain and actual capital requirements may differ from those we currently anticipate. We have obtained debt financing and, in the future, may need to seek equity or additional debt financing to finance a portion of our expenses. Such financing might not be available to us in a timely manner or on terms that are acceptable, or at all.
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
We have incurred losses during our history and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of December 31, 2023, we had federal and state income tax net operating loss carryforwards of $429.6 million. This consists of approximately $197.3 million of federal net operating loss carryovers, and approximately $232.3 million of state net operating loss carryovers. The federal net operating loss carryovers have an indefinite carryforward period, and the state net operating loss carryovers may expire between 2036 and 2043.
Under current U.S. federal income tax law, U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to current U.S. federal income tax law.
In addition, our net operating loss carryforwards are subject to review and possible adjustment by the IRS and state tax authorities. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), these federal net operating loss carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in our ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including potential changes in connection with the Business Combination, the acquisition of ElectraMeccanica or other transactions. Similar rules may apply under state tax laws. If we earn taxable income, such limitations could result in increased future income tax liability to us and our future cash flows could be adversely affected. We have recorded a full valuation allowance related to our net operating loss carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.
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
We previously restated our financial statements for several prior periods, which resulted in unanticipated costs and may adversely affect investor confidence, our stock price, our ability to raise capital in the future and our reputation.
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
As a result, we incurred unanticipated costs for accounting and legal fees in connection with the restatements, and the restatements may have the effect of eroding investor confidence in us and our financial reporting and accounting practices and processes and may raise reputational issues for our business. The restatements may have negatively impacted the trading price of our securities and made it more difficult for us to raise capital on acceptable terms, or at all.
We identified material weaknesses in our internal control over financial reporting, and we may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate any material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected and may adversely affect investor confidence, our reputation, our ability to raise additional capital, and our business operations and financial condition.
As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on our internal control over financial reporting.
Management identified material weaknesses in our internal control over financial reporting related to the ineffective operation of controls related to inventory management and revenue recognition. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. For a discussion of management’s evaluation of our disclosure controls and procedures and the material weaknesses identified, see Part II, Item 9A, “Controls and Procedures” of this Report.
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weaknesses. These remediation measures may be time consuming and costly and there is no assurance that these measures will ultimately have the intended effects.
In order to remediate the material weaknesses in internal controls over financial reporting related to the ineffective operation of controls related to inventory management and revenue recognition, management is implementing financial reporting control changes, remediation steps to improve its disclosure controls to address the material weaknesses. Management, with the oversight of the Audit Committee of our Board of Directors, is implementing remediation steps to improve our disclosure controls and procedures and our internal controls over financial reporting, including further documenting and implementing control procedures to address the identified risks of material misstatements, and implementing monitoring activities over such control procedures. To further remediate the material weaknesses, management, including the Chief Executive Officer and Chief Financial Officer, have reaffirmed and re-emphasized the importance of internal controls, control consciousness and a strong control environment. We also expect to continue to review, optimize and enhance our financial reporting controls and procedures. These material weaknesses will not be considered remediated until the applicable remediated control operates for a sufficient period of time and management has concluded, through testing, that this enhanced control is operating effectively. Furthermore, we cannot ensure that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate in a timely manner or at all the control deficiencies that led to our material weaknesses in our internal controls over financial reporting or that they will prevent or avoid potential future material weaknesses due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future these controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.
If we are not able to remediate the material weaknesses, or if we identify any new material weaknesses in the future, we may be unable to maintain compliance with the requirements of securities laws, stock exchange listing rules, or debt instrument covenants regarding timely filing of information; we could lose access to sources of capital or liquidity; and investors may lose confidence in our financial reporting and our stock price may decline as a result. Though we are taking steps to remediate the material weaknesses, we cannot be assured that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weaknesses or avoid potential future material weaknesses.
As a result of the material weaknesses described above and other related matters raised or that may in the future be identified, we face potential for adverse regulatory consequences, including investigations, penalties or suspensions by the SEC or Nasdaq, litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our consolidated financial statements. As of the date of this filing, we have no knowledge of any such regulatory consequences, litigation, claim or dispute. However, we can provide no assurance that such regulatory consequences, litigation, claim or dispute will not arise in the future. Any such regulatory consequences, litigation, claim or dispute, whether successful or not, could subject us to additional costs, divert the attention of our management, or impair our reputation. Each of these consequences could have a material adverse effect on our business, results of operations and financial condition.
We may identify future material weaknesses in our internal controls over financial reporting or fail to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, and we may be unable to accurately report our financial results, or report them within the timeframes required by law or stock exchange regulations. We cannot assure that our existing material weaknesses will be remediated or that additional material weaknesses will not exist or otherwise be discovered, any of which could adversely affect our reputation, financial condition, and results of operations.
Risks Related to Our Indebtedness
We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position, and our business would be adversely affected if we are unable to service our debt obligations and are subject to default.
As of December 31, 2023, we had total indebtedness of approximately $25.3 million, consisting of convertible notes, equipment notes, finance lease liabilities and insurance financing notes. Our substantial indebtedness may:
•limit our ability to use our cash flow or borrow additional funds for working capital, capital expenditures, acquisitions, investments or other general business purposes;
•require us to use a substantial portion of our cash flow from operations to make debt service payments;
•limit our flexibility to plan for, or react to, changes in our business and industry, or our ability to take specified actions to take advantage of certain business opportunities that may be presented to us;
•result in dilution to our existing stockholders in the event the Convertible Note is settled in our shares of our Common Stock;
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
Our ability to make payments of principal or interest on our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. If the assumptions underlying our cash flow guidance are incorrect, our business may not continue to generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures.
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
Conversion of the Convertible Note may dilute the ownership interest of our stockholders or may otherwise depress the price of our Common Stock.
The conversion of some or all of the Convertible Note may dilute the ownership interests of our stockholders. If we elect to settle our conversion obligation with respect to the Convertible Note in shares of our Common Stock or a combination of cash and shares of our Common Stock, any sales in the public market of our Common Stock issuable upon such conversion could adversely affect prevailing market prices of our Common Stock. In addition, the existence of the Convertible Note may encourage short selling by market participants because the conversion of the Convertible Note could be used to satisfy short positions, or anticipated conversion of the Convertible Note into shares of our Common Stock could depress the price of our Common Stock.
Risks Related to our Acquisition of ElectraMeccanica
We may be unable to realize the opportunities expected from the acquisition of ElectraMeccanica, which could adversely affect our business, financial condition and results of operations.
The acquisition of ElectraMeccanica is expected to create growth, operational enhancement, expansion and other opportunities for us, including, among others, through significantly improving our capital position and financial flexibility and providing significant growth funding and runway to execute our business plan. The identification and scope of these opportunities is based on various assumptions, which may or may not prove to be accurate. These opportunities may not arise as expected, or we may not be able to realize the anticipated benefits from these opportunities, from the sources or in the amount, manner or time frame expected, or at all. In addition, we may incur additional or unexpected costs in order to pursue and/or realize these opportunities. Failure to realize these opportunities could significantly reduce the expected benefits associated with the acquisition of ElectraMeccanica.
Certain contractual counterparties may seek to modify contractual relationships with us, which could have an adverse effect on our business and operations.
As a result of the acquisition of ElectraMeccanica, we may experience impacts on relationships with contractual counterparties (such as suppliers, vendors, business partners or other third-party service providers) that may harm our business and results of operations. Certain counterparties may seek to terminate or modify contractual obligations following the acquisition whether or not contractual rights are triggered as a result of the acquisition. There can be no guarantee that our contractual counterparties will remain with or continue to have a relationship with us or do so on the same or similar contractual terms following the acquisition. If any contractual counterparties (such as suppliers, vendors, business partners or other third-party service providers) seek to terminate or modify contractual obligations or discontinue the relationship with us, our business and results of operations may be harmed.
Litigation filed against us or ElectraMeccanica could result in the payment of damages following completion of the acquisition.
Various demands and draft complaints were received by us and ElectraMeccanica, and lawsuits have been filed by purported stockholders, challenging the disclosures in the joint proxy statement/management information circular on Schedule 14A filed with the SEC and applicable Canadian securities regulatory authorities in connection with the acquisition of ElectraMeccanica. It is possible that additional lawsuits will be filed, or additional allegations will be made, with respect to the acquisition. We and our executive officers and members of our board of directors may also be the subject of potential claims and litigation related to or arising out of the acquisition. The results of complex legal proceedings are difficult to predict and could result in the payment of damages following completion of the acquisition. Moreover, any future litigation could be time consuming and expensive, could divert our attention away from regular business, and, if any lawsuit is adversely resolved, could have a material adverse effect on our or the combined company’s business, results of operations or financial condition.
Significant costs have been incurred and are expected to be incurred in connection with the consummation of the acquisition of ElectraMeccanica.
We have incurred, and expect to continue to incur, costs related directly to completing the acquisition. Additional unanticipated costs may be incurred as we continue to integrate the two businesses. While we have assumed that certain expenses would be incurred in connection with the acquisition, there are many factors beyond our control that could affect the total amount or the timing of expenses related to the acquisition.
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
Our distribution model also includes the sale of vehicles pursuant to agreements with dealers. Xos products sold through dealers may have significantly lower unit margins than those that we sell directly to consumers. Additionally, such dealer relationships may limit our ability to enter into similar agreements with other dealers in certain markets or affect sales in certain markets other than through the dealer assigned to such market. Our ability to terminate any dealership agreement may be limited due to state and local laws and regulations.
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
If our information technology systems, those of third parties upon which we rely, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.
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
Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.
We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI and other similar threats.
In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide products or services, loss of sensitive information and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. In addition, remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.
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
If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective.
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
Our vehicles contain complex information technology systems and built-in data connectivity to accept and install periodic remote updates to improve or update functionality. We utilize in-vehicle services and functionality through the Xosphere™ that utilize data connectivity to monitor performance and timely capture opportunities to enhance on-the-road performance and for safety and cost-saving preventative maintenance. The availability and effectiveness of our Xosphere™ services depend on the continued operation of information technology and communications systems. There are inherent risks associated with developing, improving, expanding and updating our current systems, such as the disruption of our data management, procurement, production execution, finance, supply chain and sales and service processes. For example, software such as our Xosphere™ platform can contain errors, defects, security vulnerabilities or software bugs that are difficult to detect and correct, particularly when such vulnerabilities are first introduced or when new versions or enhancements of our platform are released. Additionally, even if we are able to develop a patch or other fix to address such vulnerabilities, such a fix may be difficult to push out to our customers or otherwise be delayed. Additionally, our business depends upon the appropriate and successful implementation of our Xosphere™ platform by our customers. If our customers fail to use the Xosphere™ platform according to our specifications, our customers may suffer a security incident on their own systems or other adverse consequences. Even if such an incident is unrelated to our security practices, it could result in our incurring significant economic and operational costs in investigating, remediating, and implementing additional measures to further protect our customers from their own vulnerabilities and could result in reputational harm.
These risks may affect our ability to manage our data and inventory, procure parts or supplies or manufacture, deploy, deliver and service our products, adequately protect our intellectual property or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations and contracts. We have designed, implemented and tested security measures intended to prevent unauthorized access to our information technology networks, vehicles and related systems. However, unauthorized actors may attempt to gain access to modify, alter and use such networks, vehicles and systems to gain control of or change our vehicles’ functionality, user interface and performance characteristics, or to gain access to data stored in or generated by the vehicle.
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

We take steps designed to detect, mitigate and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, detect and remediate all such vulnerabilities, including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address vulnerabilities. Vulnerabilities could be exploited and result in a security incident.
Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products.
We may expend significant resources or modify our business activities to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information. Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents. Such disclosures are costly, and the disclosure or the failure (actual or perceived) to comply with such requirements could lead to adverse consequences.
If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may prevent or cause customers to stop using our products, deter new customers from using our products, and negatively impact our ability to grow and operate our business.
Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.
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
We are subject to stringent and evolving U.S. and foreign laws, regulations and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

In the ordinary course of business, we process personal data and other sensitive information and vehicle data. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 ("CAN-SPAM”) and the Telephone Consumer Protection Act of 1991 (“TCPA”) impose specific requirements on communications with customers. For example, the TCPA imposes various consumer consent requirements and other restrictions on certain telemarketing activity and other communications with consumers by phone, fax or text message. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission or fines of up to $1,500 per violation imposed through private litigation or by state authorities.
In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (the “CPRA”), (collectively, the “CCPA”), applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages.
Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. These developments further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties upon whom we rely, and our customers. Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal information.
For example, under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. In Canada, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) and various related provincial laws, as well as Canada’s Anti-Spam Legislation (“CASL”), may apply to our operations.
In the ordinary course of business, we may transfer personal information from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal information to other countries. In particular, the European Economic Area (“EEA”) and the United Kingdom (“UK”) have significantly restricted the transfer of personal information to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws.
Although there are currently various mechanisms that may be used to transfer personal information from the EEA and UK to the United States in compliance with law, such as the EEA’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal information to the United States.
If there is no lawful manner for us to transfer personal information from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal information necessary to operate our business. Additionally, companies that transfer personal information out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.
We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the CCPA, require our customers to impose specific contractual restrictions on their service providers.
We publish privacy policies, marketing materials and other statements regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences. Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal information on our behalf.
We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely on may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar), litigation (including class-action claims), mass arbitration demands, additional reporting requirements and/or oversight, bans on processing personal information, and orders to destroy or not use personal information. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.
Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers, interruptions or stoppages in our business operations (including, interruptions or stoppages of data collection needed to train our algorithms, inability to process personal information or to operate in certain jurisdictions, limited ability to develop or commercialize our products, expenditure of time and resources to defend any claim or inquiry, adverse publicity, or substantial changes to our business model or operations).
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
We are required to comply with Section 404 of the Sarbanes-Oxley Act, which will require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. When we lose our status as an “emerging growth company” and become an “accelerated filer” or a “large accelerated filer,” an attestation of the independent registered public accounting firm will also be required. The rules governing the standards that must be met for management to assess internal control over financial reporting are complex and require significant documentation, testing and possible remediation.
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
We have identified material weaknesses in the past and present, and cannot assure you that there will not be additional material weaknesses in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines that we have a material weakness in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Common Stock could significantly decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
The price of our Common Stock and Warrants may be volatile.
Historically, the price of our Common Stock and Warrants has been volatile. During the year ended December 31, 2023, our stock traded as high as $35.70 per share and as low as $5.50 per share, and the price of our Warrants has ranged from $0.1321 to $0.015, with such prices adjusted for our 1-for-30 reverse stock split that occurred on December 6, 2023. The price of our Common Stock, as well as the Warrants, may fluctuate due to a variety of factors, including:

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
•the volume of shares of our Common Stock available for public sale; and
•general economic and political conditions, such as the effects of health crises, recessions, interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability and acts of war or military conflict, including repercussions of the military conflict between Russia and Ukraine and in Israel, or terrorism.
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
The exercise price for our Warrants is $345.00 per share of our Common Stock. There is no guarantee that the Warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the Warrants may expire worthless.
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
We have the ability to redeem the outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.30 per warrant if, among other things, the last reported sale price of our Common Stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders equals or exceeds $540.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like). Redemption of the outstanding Warrants as described above could force warrant holders to: (i) exercise their Warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so; (ii) sell their Warrants at the then-current market price when they might otherwise wish to hold their Warrants; or (iii) accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, we expect would be substantially less than the market value of the Warrants. None of the Private Placement Warrants will be redeemable by us (subject to limited exceptions) so long as they are held by NextGen Sponsor or its permitted transferees.
In addition, we have the ability to redeem the outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $3.00 per warrant if, among other things, the last reported sale price of our Common Stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders equals or exceeds $300.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like). In such a case, the holders will be able to exercise their Warrants prior to redemption for a number of shares of our Common Stock determined based on the redemption date and the fair market value of our Common Stock. The value received upon exercise of the Warrants (i) may be less than the value the warrant holders would have received if they had exercised their Warrants at a later time where the underlying share price is higher and (ii) may not compensate the holders for the value of the Warrants, including because the number of shares received of our Common Stock is capped at 0.012 shares per Warrant (subject to adjustment) irrespective of the remaining life of the Warrants.
The Warrants are accounted for as derivative liabilities with changes in fair value each period included in earnings, which may have an adverse effect on the market price of our securities.
We account for the Warrants as derivative warrant liabilities. At each reporting period, (1) the accounting treatment of the Warrants will be re-evaluated for proper accounting treatment as a liability or equity, and (2) the fair value of the liability of the Public Warrants and Private Placement Warrants will be remeasured and the change in the fair value of the liability will be recorded as other expense, net in our statement of operations and comprehensive loss. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.
We may issue a substantial number of additional shares of our Common Stock or Preferred Stock, including under our equity incentive plan. Any such issuances would dilute the interest of our stockholders and likely present other risks.
On March 26, 2024, we completed the previously announced business combination involving ElectraMeccanica. Subject to the terms and conditions set forth in the Arrangement Agreement and the Plan of Arrangement, on March 26, 2024, each ElectraMeccanica Share outstanding immediately prior to the effective time of the Arrangement was converted automatically into the right to receive 0.0143739 of a share of Common Stock, for total consideration of 1,766,388 shares of Common Stock.
We may issue a substantial number of additional shares of our Common Stock or Preferred Stock, including under our equity incentive plan. Any such issuances of additional shares of our Common Stock or Preferred Stock:
•may significantly dilute the equity interests of our investors;
•may subordinate the rights of holders of our Common Stock if Preferred Stock is issued with rights senior to those afforded our Common Stock;
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
As of March 26, 2024, our executive officers and directors and their respective affiliates as a group beneficially owned approximately 38% of the outstanding Common Stock. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our Certificate of Incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of us or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.
Investments in us may be subject to U.S. foreign investment regulations which may impose conditions or limitations on certain investors (including, but not limited to, limits on purchasing our Common Stock, limits on information sharing with such investors, requiring a voting trust, governance modifications, forced divestiture, or other measures).
Certain investments that involve the acquisition of, or investment in, a U.S. business by a non-U.S. investor may be subject to review and approval by the Committee on Foreign Investment in the United States (“CFIUS”). Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by a foreign person always are subject to CFIUS jurisdiction. Significant CFIUS reform legislation, which was fully implemented through regulations that became effective on February 13, 2020, among other things expanded the scope of CFIUS’s jurisdiction to investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.” Moreover, other countries continue to strengthen their own foreign direct investment (“FDI”) regimes, and investments and transactions outside of the U.S. may be subject to review by non-U.S. FDI regulators if such investments are perceived to implicate national security policy priorities. Any review and approval of an investment or transaction by CFIUS or another FDI regulator may have outsized impacts on transaction certainty, timing, feasibility, and cost, among other things. CFIUS and other FDI regulatory policies and practices are rapidly evolving, and in the event that CFIUS or another FDI regulator reviews one or more proposed or existing investment by investors, there can be no assurances that such investors will be able to maintain, or proceed with, such investments on terms acceptable to such investors. CFIUS or another FDI regulator may seek to impose limitations or restrictions on, or prohibit, investments by such investors (including, but not limited to, limits on purchasing our Common Stock, limits on information sharing with such investors, requiring a voting trust, governance modifications, or forced divestiture, among other things).
General Risk Factors
We have been, and may in the future be, adversely affected by health crises, epidemics and pandemics, the duration and economic, governmental and social impact of which is difficult to predict, which may significantly harm our business, prospects, financial condition and operating results.

We face various risks related to public health issues, including epidemics, pandemics and other outbreaks, such as the recent pandemic of respiratory illness caused by a novel coronavirus known as COVID-19. The potential impact of public health crises, including changes in consumer and business behavior, pandemic fears, market downturns and restrictions on business and individual activities, has caused and may in the future cause volatility in the global economy. Public health crises have also created, and may in the future create, a disruption in the manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers.
The ultimate impact of a public health crisis on our business, operations or the global economy has a whole may depend on factors that are highly uncertain and that are difficult to predict, including, but not limited to, the duration and spread of the health crisis, its severity, the actions to contain the crisis or treat its impact and how quickly and to what extent normal economic and operating activities can resume. However, the effects could have a material impact on our results of operations.
Catastrophic events may disrupt our business.
Labor discord or disruption, geopolitical events, social unrest, war, military conflict, including repercussions of the military conflict between Russia and Ukraine and in Israel, terrorism, political instability, acts of public violence, boycotts, hostilities and social unrest and other health pandemics that lead to avoidance of public places or cause people to stay at home could harm our business. Additionally, natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could harm our business. In the event of a major earthquake, hurricane or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, breaches of data security, and loss of critical data, all of which would harm our business, results of operations, and financial condition. In addition, the insurance we maintain would likely not be adequate to cover our losses resulting from disasters or other business interruptions.
We have been and may continue to be impacted by macroeconomic conditions, rising inflation rates, uncertain credit and global financial market, including potential bank failures, supply chain disruption and geopolitical events, such as the wars between Russia and Ukraine and in Israel.
In recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. Economic uncertainty and associated macroeconomic conditions, including high volatility and uncertainty in the capital markets including as a result of inflation and interest rate spikes and potential future disruptions in access to bank deposits or lending commitments due to bank failures, supply chain disruption and geopolitical events, such as the war between Russia and Ukraine and in Israel, make it difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our products and services. Furthermore, during uncertain economic times our customers may face issues gaining timely access to sufficient funding, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our results could be negatively impacted. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. In addition, there is a risk that our current or future suppliers, service providers, manufacturers or other partners may not survive such difficult economic times, which would directly affect our ability to attain our operating goals on schedule and on budget.
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
Given the global nature of our supply chain and customer base, global political, economic, and other conditions, including geopolitical risks such as the current conflicts between Russia and Ukraine and in Israel and related sanctions, may adversely affect our business and results of operations in ways we cannot foresee at the outset or at this point. War and economic dislocations may spur recessions, economic downturns, slowing economic growth and social and political instability; commodity shortages, supply chain risks and price increases; instability in U.S. and global capital and credit markets which could impact us, our suppliers and customers; and currency exchange rate fluctuations among other impacts that adversely affect our business or results of operations.
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

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of

Section 203 of the Delaware General Corporation Law, which generally, subject to certain exceptions, prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our Common Stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that holders of our Common Stock would receive a premium for their shares of our Common Stock in an acquisition.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We have established policies and processes designed to assess, identify and manage material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. Through the use of manual and automated tools, analysis of reports of threats and threat actors, evaluations of threats reported to us, and internal and external audits, we routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein. Following these risk assessments, we re-design, implement, and maintain reasonable safeguards designed to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with our Director of Information Technology (IT), who reports to our Chief Operating Officer (COO), as well as our legal department.

As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with our IT department and management. Personnel at various levels and departments are made aware of our cybersecurity policies through routine training sessions and assessments. Additionally, depending on the environment, systems, and data at issue, we implement and maintain various measures designed to manage and mitigate material risks from cybersecurity threats, including encryption of data, network security controls, cybersecurity insurance, and asset management, tracking, and disposal. We also engage third party service providers to assist us in monitoring and testing our cybersecurity safeguards and compliance, such a cybersecurity software providers, professional services firms (including legal counsel) and firms that conduct security audits and perform user phishing tests and training.

We have not encountered cybersecurity challenges that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. For additional information regarding risks from cybersecurity threats, please refer to Item 1A. Risk Factors in this Annual Report on Form 10-K, including “If our information technology systems, those of third parties upon which we rely, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.”

Governance

One of the key functions of our Board is informed oversight of our risk management process, including risks from cybersecurity threats. Our Board is responsible for monitoring and assessing strategic risk exposure, and our management is responsible for the day-to-day management of the material risks we face. Our Board administers its cybersecurity risk oversight function directly as a whole, as well as through the Audit Committee.

Our Director of IT, who reports to our COO, is primarily responsible for assessing and managing our material risks from cybersecurity threats. Our Director of IT has over 15 years of experience in cybersecurity matters for a range of public and private companies, including leadership roles in IT at three previous public companies.
Our Director of IT oversees our cybersecurity policies and processes, including our incident response processes. Our cybersecurity incident response processes are designed to escalate certain cybersecurity incidents to members of management and/or the Board, depending on the circumstances.

The Audit Committee and Board receive periodic briefings from the Director of IT regarding our company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing and activities of third parties. Our management maintains an active dialogue with the Board and Audit Committee on risk management matters, which includes cybersecurity.

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

Holders of Common Stock and Warrants

As of March 26, 2024, there were 55 holders of record of our Common Stock and 18,833,298 Public Warrants outstanding held by 2 holders of record. Each Public Warrant entitles the registered holder to purchase one share of our Common Stock at a price of $345 per share, subject to certain adjustments. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

None.

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

Through our Powered by Xos™ business we also provide mix-use powertrain solutions for off-highway, industrial and other specialty vehicles, such as forklifts, school buses, medical and dental clinics, blood donation vehicles, and mobile command vehicles. Our powertrain offerings encompass a broad range of solutions, including high-voltage batteries, power distribution and management componentry, battery management systems, system controls, inverters, electric traction motors and auxiliary drive systems.

Xos Energy Solutions™ is our comprehensive charging infrastructure through which Xos offers mobile and permanent multi-application charging equipment, mobile energy storage, and turnkey energy infrastructure services to accelerate transitions to electric fleets by maximizing incentive capture and reducing implementation lead times and costs. Xos Energy Solutions™ offers customers full service project management, electric vehicle chargers and charging equipment, and solutions for charging infrastructure installation. This service is available to customers whether they use Xos trucks, competitor trucks, or a mixed fleet.

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
During the year ended December 31, 2023, we delivered 277 vehicles (including leases), 5 powertrains and 1 hub. During the year ended December 31, 2022, we delivered 257 vehicles (including leases) and 18 powertrains. Actual sales performance during the current year was in line with our revised anticipated deliveries despite continuing charging infrastructure challenges and supply chain delays.

For the year-ended December 31, 2023, we have generated $42.2 million in revenue (or 95% of revenue) from vehicle and powertrain sales, $1.2 million (or 3% of revenue) from Fleet-as-a-Service revenue, and $1.1 million (or 2% of revenue) from ancillary revenue. For the year ended December 31, 2022, we have generated $34.1 million in revenue (or 94% of revenue)

from vehicle and powertrain sales, $0.6 million (or 2% of revenue) from Fleet-as-a-Service, and $1.7 million (or 4% of revenue) from ancillary revenue.

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

Recent Developments

On March 26, 2024, Xos completed the previously announced business combination involving ElectraMeccanica, whereby Xos acquired all of the issued and outstanding common shares of ElectraMeccanica pursuant the Plan of Arrangement under the Business Corporations Act (British Columbia) in accordance with the terms of the Arrangement Agreement. Subject to the terms and conditions set forth in the Arrangement Agreement and the Plan of Arrangement, on March 26, 2024, each ElectraMeccanica Share outstanding immediately prior to the effective time of the Arrangement was converted automatically into the right to receive 0.0143739 of a share of Common Stock, for total consideration of 1,766,388 shares of Common Stock. As a result, our liquidity will be supplemented by accessing ElectraMeccanica's cash balance, which was estimated to be $48.0 million as of the date the Arrangement was consummated. See Note 19 — Subsequent Events in the accompanying consolidated financial statements for more information.

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

Successful Commercialization of our Products and Services

We expect to derive future revenue from sales of our vehicles, battery systems and other product and service offerings. As many of these products are in development, we will require substantial additional capital to continue developing our products and services and bring them to full commercialization as well as fund our operations for the foreseeable future. Until we can generate sufficient revenue from product sales, we expect to finance a substantial portion of our operations through commercialization and production with proceeds from the Business Combination, the SEPA, the Convertible Note (as defined below) and any future capital raising efforts. The amount and timing of our future funding requirements, if any, will depend on many factors, including the pace and results of our commercialization efforts.

Customer Demand

We have sold a limited number of our vehicles to our existing customers, have agreements with future customers and have received interest from other potential customers. The sales of our vehicles and services to our existing and future customers will be an important indicator of our performance.

Supply Chain Management

As described more fully below, certain areas of our supply chain have been disrupted due to global economic conditions. Our ability to find alternative solutions to meet customer demands will affect our financial performance.

Global economic conditions, while generally seeing some minor and gradual improvements, continue to impact our ability to procure and our suppliers’ ability to produce certain critical inventory items. The speed and nature of the recovery in response to the pandemic has been slow, placing a burden on our supply chain management, including but not limited to the following areas:

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

In addition, efforts to achieve direct material cost reductions, such as re-sourcing raw materials, reengineering our product offerings, and finding new sources of supply, have also impacted our ability to source critical components in the short term. In the face of such challenges, we have taken measures to secure inventory necessary for the manufacture of our vehicles, including working with vendors to find alternate sources of supply for critical components and placing orders in advance of projected need. In spite of the various measures taken to minimize the impact of these supply limitations, we continue to experience uncertainty that all inventory will be able to be delivered in time for production plans.

The unpredictability of supply availability could lead to previously unforeseen cost and delivery pressures on certain material and logistical costs. As the Company accelerates execution of its strategic plans, we will endeavor to be strategic in our cost action plans, including working with various vendors and service providers to provide us cost-effective arrangements.

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

Components of Results of Operations

Revenues
To date, we have primarily generated revenue from the sale of electric step vans, stripped chassis vehicles and battery systems. Our stripped chassis is our vehicle offering that consists of our X-Platform electric vehicle base and X-Pack battery systems, which customers can upfit with their preferred vehicle body. As we continue to expand our commercialization, we expect our revenue to come from these products and other vehicle offerings including chassis cabs, which will feature our chassis and powertrain with the inclusion of a proprietary designed cab, and tractors, a shortened version of the chassis cab designed to haul trailers (also known as “day cabs”), that travel in last-mile use cases. In addition, we also offer service offerings, such as Fleet-

as-a-Service, which is a full suite of service offerings that includes Xos Energy Solutions™, our energy solutions offering and Xosphere™, our fleet management platform.
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

Other Expense, Net
Other expense, net primarily includes interest income from our investments in marketable debt securities, available-for-sale, interest paid on our equipment leases and interest expense related to our financing obligations, including the amortization for debt discount and issuance costs.

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

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table sets forth our historical operating results for the periods indicated (dollars in thousands):

	Years Ended December 31,
	2023	2022	$ Change	% Change
Revenues	$44,523	$36,376	$8,147	22%
Cost of goods sold	45,813	66,405	(20,592)	(31)%
Gross loss	(1,290)	(30,029)	28,739	(96)%

Operating expenses
General and administrative	37,698	41,093	(3,395)	(8)%
Research and development	19,589	30,679	(11,090)	(36)%
Sales and marketing	6,388	9,547	(3,159)	(33)%
Total operating expenses	63,675	81,319	(17,644)	(22)%
Loss from operations	(64,965)	(111,348)	46,383	(42)%

Other expense, net	(12,047)	(4,835)	(7,212)	149%
Change in fair value of derivative instruments	671	14,184	(13,513)	(95)%
Change in fair value of earn-out shares liability	519	28,682	(28,163)	(98)%
Loss before provision for income taxes	(75,822)	(73,317)	(2,505)	3%
Provision for income taxes	21	8	13	163%
Net loss	$(75,843)	$(73,325)	$(2,518)	3%

Revenues

Our total revenue increased by $8.1 million, or 22%, from $36.4 million in the year ended December 31, 2022 to $44.5 million in the year ended December 31, 2023. The increase in revenues for the year ended December 31, 2023, was driven by increased deliveries of our stepvans coupled with an increase in average selling price associated with sales of our updated stepvan platform produced and delivered in the current year. During the year ended December 31, 2023, we delivered 283 units, (277 stepvans including leases, 5 powertrains and 1 hub), compared to 275 units (257 stepvans and 18 powertrains) in the year ended December 31, 2022.

Revenue for the years ended December 31, 2023 and 2022 consisted of the following (dollars in thousands):

	Years Ended December 31,
	2023	2022	$ Change	% Change
Product and service revenue
Stepvans & vehicle incentives	$41,385	$31,829	$9,556	30%
Powertrains	795	2,226	(1,431)	(64%)
Fleet-as-a-Service	1,206	606	600	99%
Total product and service revenue	43,386	34,661	8,725	25%
Ancillary revenue	1,137	1,715	(578)	(34%)
Total revenues	$44,523	$36,376	$8,147	22%
Cost of Goods Sold

Cost of goods sold decreased by $20.6 million, or 31%, from $66.4 million in year ended December 31, 2022 to $45.8 million in the year ended December 31, 2023. The decrease in cost of goods sold is directly attributable to decreases of (i) $3.1 million in direct materials, (ii) $1.8 million in direct labor, (iii) $7.7 million in inventory reserves and associated write-downs of inventory to its net realizable value, (iv) $6.8 million in unfavorable physical inventory count and other adjustments, (v) $0.2 million due to recognition of return reserves for the year ended December 31, 2023 and (vi), $1.8 million in freight incurred for customer deliveries. These decreases were offset by an increase of $0.3 million related to warranty reserves and $0.5 million related to overhead.

The decrease in direct material costs is driven by improvements in the design and sourcing of materials in the new stepvan platform. The decrease in direct labor encompasses both employee and subcontractor labor costs and also reflects the realization of improvements in the production process and design of the new stepvan platform. The decrease in inventory reserves is driven by a reduction in the recognition of reserves for excess and obsolete inventory as well as write-downs of inventories to their net realizable value as a result of the significant reserves recorded in the prior year. The decrease in unfavorable physical inventory count adjustments is the result of our continued focus on inventory accuracy and management. The increase in overhead costs is primarily attributable to the absorption of inbound freight for units produced and sold in the current year.

General and Administrative

General and administrative expense decreased by $3.4 million, or 8%, from $41.1 million in the year ended December 31, 2022 to $37.7 million in the year ended December 31, 2023, attributable to decreases of (i) $2.3 million in headcount and personnel cost for legal, finance, accounting, information technology and general and administrative functions, (ii) $2.3 million in insurance costs driven by cost efficiencies associated with a new broker for 2023 plan renewal, (iii) $0.5 million in professional fees, including ElectraMeccanica transaction related expenses, and (iv) $1.1 million in other operating expenses, including travel, recruiting, and facility costs. These decreases were offset by increases of (i) $1.6 million in depreciation expense due to the allocation of overhead costs and (ii) $1.2 million in stock-based compensation expense.

Research and Development

Research and development expenses decreased by $11.1 million, or 36%, from $30.7 million in the year ended December 31, 2022 to $19.6 million in the year ended December 31, 2023. The change was primarily due to decreases of (i) $7.2 million in allocation of personnel costs driven by lower headcount in engineering, (ii) $1.2 million in equipment and material purchases due to fewer research and development projects in development year over year and (iii) $3.7 million in net other costs, driven by reductions of consulting and design fees, in addition to equipment and vehicle purchases used solely for research and development purposes. These decreases were offset by an increase of $1.0 million in stock-based compensation expense.

Sales and Marketing

Sales and marketing expense decreased by $3.2 million, or 33%, from $9.5 million in the year ended December 31, 2022 to $6.4 million in the year ended December 31, 2023. The change was primarily due to decreases of (i) $2.7 million in allocation of personnel costs driven by lower headcount and (ii) $1.0 million related to reduction in consulting fees, public relations costs, tradeshows costs and general marketing expenses. These decreases were offset by an increase of $0.5 million in stock-based compensation expense.
Other Expense, Net

Other expense, net increased by $7.2 million, or 149%, from $4.8 million in the year ended December 31, 2022 to $12.0 million in the year ended December 31, 2023. The change was attributable to increases of (i) $5.8 million in net interest expense related to the Convertible Note and Convertible Debentures, including amortization of related discounts and issuance costs, (ii) $1.6 million of redemption premiums related to prepayments on Convertible Debentures and (iii) $0.8 million for impairment on assets held for sale. These increases were offset by decreases of $0.9 million in amortization expense related to marketable debt securities, available-for-sale and (ii) $0.1 million in other miscellaneous expenses.
Change in Fair Value of Derivatives
The gain on the change in fair value of derivative instruments decreased by $13.5 million, or 95% from $14.2 million in the year ended December 31, 2022 to $0.7 million in the year ended December 31, 2023. The change in fair value in both periods is primarily attributable to the change in our stock price and the resulting valuation at the respective reporting period.
Change in Fair Value of Contingent Earn-out Shares Liability

The gain on the change in fair value of contingent earn-out shares liability decreased by $28.2 million, or 98% from $28.7 million in the year ended December 31, 2022 to $0.5 million in the year ended December 31, 2023. The change in fair value in both periods is primarily attributable to the change in our stock price and the resulting valuation at the respective reporting period.

Provision for Income Taxes

The Company recorded income tax provisions of $21,000 and $8,000 during the years ended December 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

General
As of December 31, 2023, our principal sources of liquidity were our cash and cash equivalents of $11.6 million and our access to capital under the SEPA. However, our access to capital under the SEPA is not available as of the date of this Report and will not be available until we file with the SEC (i) ElectraMeccanica's financial statements for the fiscal years ended December 31, 2023 and December 31, 2022 and (ii) a post-effective amendment to the Registration Statement on Form S-1 filed on July 27, 2023. Our short-term uses of cash are for working capital and our long-term uses of cash are for working capital and to pay the principal of our indebtedness.
Under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern (“ASC 205-40”), we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year of the financial statements included elsewhere in this Report. The result of our ASC 205-40 analysis, due to uncertainties discussed below, is that there is substantial doubt about our ability to continue as a going concern through the next 12 months from the date of the consolidated financial statements in this Report.
As an early stage growth company, we have incurred net losses and cash outflows since our inception. We will continue to incur net losses and cash outflows in accordance with our operating plan as we continue research and development activities with respect to our vehicles and battery systems and scale our operations to meet anticipated demand. As a result, our ability to access capital is critical and until we can generate sufficient revenue to cover our operating expenses, working capital and capital expenditures, we will need to raise additional capital in order to fund and scale our operations. These conditions and events raise substantial doubt about our ability to continue as a going concern.
In response to these conditions, we are currently evaluating different strategies to obtain the required funding for future operations. We have plans to secure and intend to employ various strategies to raise additional capital, such as through the SEPA and other capital raising strategies such as a combination of debt financing, other non-dilutive financing and/or equity financing, including through asset-based lending and/or receivable financing. However, the ability to access the SEPA is dependent on trading volumes and market price of our Common Stock.
Additionally, Xos consummated the Arrangement with ElectraMeccanica on March 26, 2024. As a result, our liquidity will be supplemented by accessing ElectraMeccanica's cash balance, which was estimated to be approximately $48.0 million as of the date the Arrangement was consummated.

Based on our ability to raise funds through the strategies described above, the consummation of the Arrangement with ElectraMeccanica and our cash and cash equivalents as of December 31, 2023, we have concluded that it is probable that such proceeds would provide sufficient liquidity to complete the integration of ElectraMeccanica and fund operations for the next twelve months following the date of this Report. As a result, it is probable that our plans alleviate the substantial doubt about our ability to continue as a going concern for at least one year from the issuance of the consolidated financial statements.

ElectraMeccanica Acquisition

On March 26, 2024, we completed the previously announced business combination involving ElectraMeccanica, whereby we acquired all of the issued and outstanding common shares of ElectraMeccanica pursuant the Plan of Arrangement under the Business Corporations Act (British Columbia) in accordance with the terms of the Arrangement Agreement. See Note 19 — Subsequent Events in the accompanying consolidated financial statements for more information regarding the Arrangement.

Standby Equity Purchase Agreement

On March 23, 2022, we entered into a Standby Equity Purchase Agreement (the "SEPA") with Yorkville, which was subsequently amended on June 22, 2023 (as amended, the "SEPA"), whereby we have the right, but not the obligation, to sell to Yorkville up to $125.0 million of its shares of Common Stock at our request any time until February 11, 2026, subject to certain conditions. As of December 31, 2023, the remaining commitment available under the SEPA was $119.5 million. We used the net proceeds received from sales of Common Stock pursuant to the SEPA for working capital and general corporate purposes and expect similar use of proceeds going forward. See Note 8 — Convertible Notes and Note 10 — Equity — Standby Equity

Purchase Agreement in the accompanying consolidated financial statements for more information regarding the SEPA, the Side Letter and the Securities Purchase Agreement.
Convertible Debt

On August 11, 2022 and September 21, 2022, we issued convertible debentures (as subsequently amended, the “Convertible Debentures”) to Yorkville in the aggregate principal amount of $35.0 million, with a maturity date of November 11, 2023, which may be extended to February 11, 2024. Also on August 11, 2022, we issued a convertible promissory note (as subsequently amended and restated, the “Convertible Note”) to Aljomaih Automotive Co. (“Aljomaih”) with a principal amount of $20.0 million and a maturity date of August 11, 2025. As of December 31, 2023, aggregate principal amounts of $0.0 million and $20.0 million were outstanding on the Convertible Debentures and the Convertible Note, respectively. We have used the net proceeds from the Convertible Debentures and the Convertible Note for operational liquidity, working capital and general and administrative expenses and expect similar use of proceeds going forward.

Pursuant to the Convertible Debentures, being less than a certain floor price (the “Floor Price”) for five consecutive trading days, we were required to make, and made, Prepayments during the year ended December 31, 2023 consisting of $32.8 million of principal payments, $1.6 million of redemption premium payments and $1.5 million of accrued interest payments. See Note 8 — Convertible Notes in the accompanying consolidated financial statements for more information regarding the Convertible Debentures and Convertible Note.

Cash Flows Summary

The following table provides a summary of cash flow data for the years ended December 31, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2023	2022
Net cash used in operating activities	$(39,286)	$(127,960)
Net cash provided by investing activities	50,630	82,710
Net cash (used in) provided by financing activities	(38,379)	64,749
Net (decrease) increase in cash, cash equivalents and restricted cash	$(27,035)	$19,499

Cash Flows from Operating Activities

Our cash flows from operating activities are significantly affected by the growth of our business. Our operating cash flows are also affected by our working capital needs to support growth in inventory and fluctuations in accounts payable and other current assets and liabilities.

Net cash used in operating activities was $39.3 million for the year ended December 31, 2023, primarily consisting of a cash-basis net loss of $53.8 million from normal operations of the Company (after non-cash adjustments of $22.1 million), and $14.5 million in favorble net working capital changes, primarily relating to inventory usage due to significant production and deliveries of stepvans in the second-half of 2023.

Net cash used in operating activities was $128.0 million for the year ended December 31, 2022, primarily consisting of a cash-basis net loss of $96.3 million from normal operations of the Company (after non-cash adjustments of $22.9 million), and $31.7 million in working capital movements, primarily relating to inventory cost build-up and increase in prepayments as production ramps up.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to capital expenditures to support our growth, as well as the sale and maturity of marketable securities, available for sale.

Net cash provided by investing activities was $50.6 million for the year ended December 31, 2023, due to net proceeds from sale of investments in marketable debt securities of $50.7 million and proceeds from the disposal of assets held for sale of $1.3 million, offset by property and equipment additions of $1.4 million.

Net cash used in investing activities was $82.7 million for the year ended December 31, 2022, primarily consisting of property and equipment additions of $14.1 million and net purchase of investments in marketable debt securities, available-for-sale of $96.8 million.

Cash Flows from Financing Activities

Net cash used in financing activities was $38.4 million for the year ended December 31, 2023, primarily consisting of (i) payments for convertible notes (including prepayment premium) of $34.4 million, (ii) equipment lease principal payments of $3.0 million, (iii) taxes paid relating to net-settlement of stock-based awards of $1.1 million, and (iv) outflow from net short-term insurance financing note activity of $1.1 million. These decreases were offset by proceeds from issuance of common stock under the SEPA of $1.2 million.

Net cash provided by financing activities was $64.7 million for the year ended December 31, 2022, primarily consisting of the $54.3 million proceeds from the issuance of the Convertible Debt offset by $0.4 million of related debt issuance costs, $6.3 million proceeds from equipment financing transactions, $2.0 million proceeds from net short-term insurance financing note activity and $4.3 million proceeds from issuance of Common Stock under the SEPA. These increases were partially offset by $0.4 million of taxes paid related to net share settlement of stock-based awards and $1.4 million of payments on equipment leases.

Contractual Obligations and Commitments

We did not have any material contractual obligations or other commitments as of December 31, 2023, other than what is disclosed in Note 14 - Commitments and Contingencies and Note 6 - Leases in this Form 10-K.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined under the applicable rules and regulations of the SEC.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) which requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenues and expenses during the reporting periods. Our most significant estimates and judgments involve valuation of stock-based compensation, including the fair value of our Common Stock, and the valuation of the convertible notes payable and derivative liability. We base our estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to our financial statements.

We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

While our significant accounting policies are described in the notes to our financial statements (see Note 2 – Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements in the accompanying financial statements), we believe that the following accounting policies require a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

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

Inventories

Our inventory, which includes raw materials, work in process, and finished goods, is carried at the lower of cost or net realizable value. Inventory is valued using average costing, as that method accurately reflects the frequency of our inventory purchases. In the case of manufactured inventories and work in process, cost includes an appropriate share of production overheads based on operating capacity.

At the end of each reporting period, we evaluate whether our inventories are damaged or obsolete, and if so, a loss is recognized in the period in which it occurs. Inventory write-downs are also based on reviews for any excess or obsolescence determined primarily by comparing quantities on hand to current and future demand forecasts. We reserve for any excess or obsolete inventories when it is believed that the net realizable value of inventories is less than the carrying value.

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

Investments in Marketable Debt Securities, Available-for-Sale

We maintain a portfolio of investments in a variety of fixed and variable rate debt securities, including U.S. treasuries, corporate debt, asset-backed securities and other, non-U.S. government and supranational bonds and certificate of deposit. We consider our investments in marketable debt securities to be available-for-sale, and accordingly, are recorded at their fair values. We determine the appropriate classification of investments in marketable debt securities at the time of purchase. Interest along with amortization of purchase premiums and accretion of discounts from the purchase date through the estimated maturity date, including consideration of variable maturities and contractual call provisions, are included in other expense, net in the consolidated statements of operations and comprehensive income loss. We typically invest in highly-rated debt securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires substantially all investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss.

We review quarterly its investment portfolio of all securities in an unrealized loss position to determine if an impairment charge exists. See Note 9 – Investments in Marketable Debt Securities, Available-for-Sale for additional information.

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

See Note 11 — Derivative Instruments for additional information.
Contingent Earn-out Shares Liability

Earn-out shares represent a freestanding financial instrument classified as liabilities on the accompanying consolidated balance sheet as we determine that these financial instruments are not indexed to our own equity in accordance with ASC 815, Derivatives and Hedging. Earn-out shares liability were initially recorded as fair value in the Business Combination and are adjusted to fair value at each reporting date using Level 3 inputs with changes in fair value recorded in change in fair value of earn-out shares liability in the consolidated statements of operations and comprehensive loss.

The earn-out triggers included a change of control provision within five years of the Closing, and achieving certain volume weighted average share prices (“VWAPs”) within five years of the Closing. These conditions result in the instrument failing indexation guidance and are properly reflected as a liability as of December 31, 2023.

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

See Note 7 — Earn-out Shares Liability for additional information.

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

Interest Rate Risk

The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. We maintain a portfolio of investments in a variety of fixed and variable debt rate securities, including, corporate debt and asset-backed securities. As of December 31, 2023, the fair value of investments in marketable debt securities, available-for-sale was $0.0 million. The primary objective of our investment activity is to maintain the safety of principal, and to provide for future liquidity requirements while maximizing yields without significantly increasing risk. While some investments may be securities of companies in foreign countries, all investments are denominated and payable in U.S. Dollars. We do not enter into investments for trading or speculative purposes. While our intent is not to sell these investment securities prior to their stated maturities, we may choose to sell any of the securities for strategic reasons including, but not limited to, anticipated capital requirements, anticipation of credit deterioration, duration management and because a security no longer meets the criteria of our investment policy. We do not use derivatives or similar instruments to manage our interest rate risk. We seek to invest in high quality investments. Maturities are maintained consistent with our short-, medium- and long-term liquidity objectives.

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

Item 8.    Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Xos, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Xos, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Los Angeles, California
March 29, 2024

Xos, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except for par value)

	December 31,
	2023	2022
Assets
Cash and cash equivalents	$11,640	$35,631
Restricted cash	—	3,044
Accounts receivable, net	15,142	8,238
Marketable debt securities, available-for-sale	—	50,648
Inventories	37,843	57,540
Prepaid expenses and other current assets	7,070	8,100
Total current assets	71,695	163,201
Property and equipment, net	14,660	18,581
Operating lease right-of-use assets, net	4,991	6,555
Other non-current assets	2,338	1,599
Total assets	$93,684	$189,936

Liabilities and Stockholders’ Equity
Accounts payable	$2,756	$2,896
Convertible debt, current	—	26,849
Derivative liabilities	—	405
Other current liabilities	16,817	15,616
Total current liabilities	19,573	45,766
Convertible debt, non-current	19,920	19,870
Earn-out shares liability	39	564
Common stock warrant liability	395	661
Other non-current liabilities	8,561	11,000
Total liabilities	48,488	77,861
Commitments and contingencies (Note 14)
Stockholders’ Equity
Common Stock $0.0001 par value, authorized 1,000,000 shares, 5,941(1) and 5,627(1) shares issued and outstanding at December 31, 2023 and 2022, respectively	1	1
Preferred Stock $0.0001 par value, authorized 10,000 shares, 0 shares issued and outstanding at December 31, 2023 and 2022, respectively	—	—
Additional paid-in capital	198,456	190,231
Accumulated deficit	(153,261)	(77,418)
Accumulated other comprehensive loss	—	(739)
Total stockholders’ equity	45,196	112,075
Total liabilities and stockholders’equity	$93,684	$189,936

(1) Shares have been retrospectively adjusted for the 1-for-30 reverse stock split that occurred on December 6, 2023.

The accompanying notes are an integral part of these consolidated financial statements

Xos, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)

	Years Ended December 31,
	2023	2022
Revenues	$44,523	$36,376
Cost of goods sold	45,813	66,405
Gross loss	(1,290)	(30,029)

Operating expenses
General and administrative	37,698	41,093
Research and development	19,589	30,679
Sales and marketing	6,388	9,547
Total operating expenses	63,675	81,319
Loss from operations	(64,965)	(111,348)

Other expense, net	(12,047)	(4,835)
Change in fair value of derivative instruments	671	14,184
Change in fair value of earn-out shares liability	519	28,682
Loss before provision for income taxes	(75,822)	(73,317)
Provision for income taxes	21	8
Net loss	$(75,843)	$(73,325)

Other comprehensive income (loss)
Marketable debt securities, available-for-sale
Change in net unrealized gain (loss), net of tax of $0, for the years ended December 31, 2023 and 2022	739	(358)
Total comprehensive loss	$(75,104)	$(73,683)

Net loss per share(1)
Basic	$(13.11)	$(13.31)
Diluted	$(13.11)	$(13.32)
Weighted average shares outstanding(1)
Basic	5,787	5,508
Diluted	5,787	5,812

(1) Shares have been retrospectively adjusted for the 1-for-30 reverse stock split that occurred on December 6, 2023.

The accompanying notes are an integral part of these consolidated financial statements

Xos, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares(1)	Par Value
Balance at December 31, 2021	5,437	$1	$178,866	$(4,093)	$(381)	$174,393
Stock options exercised and vesting of early exercised options	16	—	6	—	—	6
Issuance of Common Stock for vesting of restricted stock units	40	—	—	—	—	—
Stock based compensation expense	—	—	5,313	—	—	5,313
Shares withheld related to net share settlement of stock-based awards	(8)	—	(449)	—	—	(449)
Conversion of convertible notes	69	—	2,123	—	—	2,123
Issuance of Common Stock under Standby Equity Purchase Agreement	61	—	4,372	—	—	4,372
Issuance of restricted stock	12	—	—	—	—	—
Net and comprehensive loss	—	—	—	(73,325)	(358)	(73,683)
Balance at December 31, 2022	5,627	1	190,231	(77,418)	(739)	112,075
Stock options exercised and vesting of early exercised options	17	—	8	—	—	8
Issuance of Common Stock for vesting of restricted stock units	215	—	1	—	—	1
Stock based compensation expense	—	—	7,863	—	—	7,863
Shares withheld related to net share settlement of stock-based awards	(68)	—	(1,060)	—	—	(1,060)
Conversion of convertible notes	12	—	212	—	—	212
Issuance of Common Stock under Standby Equity Purchase Agreement	138	—	1,201	—	—	1,201
Net and comprehensive (loss) income	—	—	—	(75,843)	739	(75,104)
Balance at December 31, 2023	5,941	$1	$198,456	$(153,261)	$—	$45,196

(1) Shares have been retrospectively adjusted for the 1-for-30 reverse stock split that occurred on December 6, 2023.

The accompanying notes are an integral part of these consolidated financial statements

Xos, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2023	2022
Operating Activities:
Net loss	$(75,843)	$(73,325)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,314	2,065
Amortization of right-of-use assets	1,564	1,566
Amortization of debt discounts and issuance costs	6,201	2,577
Amortization of insurance premiums	4,353	1,338
Inventory (recoveries) write-downs	(1,876)	5,661
Impairment of assets held for sale	1,591	—
Change in fair value of derivative instruments	(671)	(14,184)
Change in fair value of earn-out shares liability	(519)	(28,682)
Net realized losses on marketable debt securities, available-for-sale	91	147
Stock-based compensation expense	7,906	5,222
Other non-cash items	134	1,368
Changes in operating assets and liabilities:
Accounts receivable	(6,982)	(4,942)
Inventories	22,049	(31,285)
Prepaid expenses and other current assets	(4,244)	6,413
Other assets	(739)	(1,093)
Accounts payable	(133)	(7,268)
Other liabilities	4,518	6,462
Net cash used in operating activities	(39,286)	(127,960)

Investing Activities:
Purchases of property and equipment	(1,385)	(14,113)
Proceeds from the disposal of assets held for sale	1,295	—
Proceeds from sales and maturities of marketable debt securities, available-for-sale	50,720	96,823
Net cash provided by investing activities	50,630	82,710

Financing Activities:
Proceeds from issuance of convertible notes	—	54,300
Debt issuance costs	—	(403)
Proceeds from short-term insurance financing note	3,770	3,627
Principal payment for short-term insurance financing note	(4,832)	(1,562)
Proceeds from equipment financing	—	6,312
Principal payment for equipment leases	(3,026)	(1,392)
Proceeds from stock option exercises	8	6
Payments of prepayment premiums	(1,640)	—
Payments of convertible notes	(32,800)	—
Taxes paid related to net share settlement of stock-based awards	(1,060)	(449)
Proceeds from issuance of Common Stock under Standby Equity Purchase Agreement	1,201	4,310
Net cash (used in) provided by financing activities	(38,379)	64,749

Net (decrease) increase in cash, cash equivalents and restricted cash	(27,035)	19,499
Cash, cash equivalents and restricted cash, beginning of year	38,675	19,176
Cash, cash equivalents and restricted cash, end of year	$11,640	$38,675

Reconciliation of Cash, Cash Equivalents and Restricted Cash to Consolidated Balance Sheets:
Cash and cash equivalents	$11,640	$35,631
Restricted cash	$—	$3,044
Total cash, cash equivalents and restricted cash	$11,640	$38,675

Supplemental disclosure of cash flow information
Cash paid for interest	$1,524	$—
Supplemental disclosure of non-cash investing and financing activities
Purchase of property and equipment in accounts payable	$7	$42
Recognition of right-of-use asset and lease liabilities upon ASC 842 adoption	$—	$7,682
Right-of-use assets obtained in exchange for operating lease obligations	$—	$437
Conversion of interest payable on convertible notes	$12	$122
Conversion of convertible notes	$200	$2,000

The accompanying notes are an integral part of these consolidated financial statements

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statement

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
Business Combination

Xos, Inc. was initially incorporated on July 29, 2020, as a Cayman Islands exempted company under the name “NextGen Acquisition Corporation” (“NextGen”). On August 20, 2021, the transactions contemplated by the Agreement and Plan of Merger, as amended on May 14, 2021, by and among NextGen, Sky Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of NextGen (“Merger Sub”), and Xos, Inc., a Delaware corporation (now known as Xos Fleet, Inc., “Legacy Xos”), were consummated (the “Closing”), whereby Merger Sub merged with and into Legacy Xos, the separate corporate existence of Merger Sub ceased and Legacy Xos became the surviving corporation and a wholly owned subsidiary of NextGen (such transaction the “Merger” and, collectively with the Domestication, the “Business Combination”), and Xos became the publicly traded entity listed on Nasdaq.

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

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statement
Liquidity

As an early stage growth company, the Company has incurred net losses and cash outflows since its inception. The Company will continue to incur net losses and cash outflows in accordance with its operating plan as the Company continues to scale its operations to meet anticipated demand and establish its Fleet-as-a-Service offering. As a result, the Company’s ability to access capital is critical and until the Company can generate sufficient revenue to cover its operating expenses, working capital and capital expenditures, the Company will need to raise additional capital in order to fund and scale its operations. The Company may raise additional capital through a combination of debt financing, other non-dilutive financing and/or equity financing, including through asset-based lending and/or receivable financing. The Company’s ability to raise or access capital when needed is not assured and, if capital is not available to the Company when and in the amounts needed, the Company could be required to delay, scale back or abandon some or all of its development programs and other operations, which could materially harm its business, prospects, financial condition and operating results. Global general economic conditions continue to be unpredictable and challenging in many sectors, with disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the effects of COVID-19, potential recessions, rising inflation rates, including potential bank failures, supply chain disruption, fuel prices, international currency fluctuations, and geopolitical events such as local and national elections, corruption, political instability and acts of war or military conflict including repercussions of the wars between Russia and Ukraine and in Israel, or terrorism.

As of December 31, 2023, the Company’s principal sources of liquidity were its cash and cash equivalents aggregating $11.6 million and its access to capital under the Yorkville SEPA Offering (defined below in Note 10 — Equity). The Company’s short- and long-term uses of cash are for working capital and to pay interest and principal on its debt. The Company has incurred losses since inception and had negative cash flow from operating activities of $39.3 million and $128.0 million for the years ended December 31, 2023 and 2022, respectively.

As an early-stage growth company, the Company's ability to access capital is critical. The Company has secured and intend to employ various strategies to obtain the required funding for future operations such as continuing to access capital through the SEPA and other capital raising strategies such as debt financing, other non-dilutive financing and/or equity financing, including through asset-based lending and/or receivable financing. The consolidated financial information does not include any adjustments that might result from the outcome of this uncertainty. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.
In response to these conditions, the Company is currently evaluating different strategies to obtain the required funding for future operations. The Company has plans to secure and intend to employ various strategies to raise additional capital, such as through the SEPA and other capital raising strategies such as a combination of debt financing, other non-dilutive financing and/or equity financing, including through asset-based lending and/or receivable financing. However, the ability to access the SEPA is dependent on trading volumes and market price of Xos’ Common Stock. Furthermore, the Company's access to capital under the SEPA is not available as of the date of this filing and will not be available until the Company files with the SEC (i) ElectraMeccanica's financial statements for the fiscal years ended December 31, 2023 and December 31, 2022 and (ii) a post-effective amendment to the Registration Statement on Form S-1 filed on July 27, 2023.
Additionally, the Company consummated the Arrangement (See Note 19 — Subsequent Events for additional information) with ElectraMeccanica Vehicles Corp. (“ElectraMeccanica”) on March 26, 2024. As a result, the Company’s liquidity will be supplemented by accessing ElectraMeccanica's cash balance, which was estimated to be approximately $48.0 million as of the date the Arrangement was consummated.

Based on the Company’s ability to raise funds through the strategies described above, the consummation of the Arrangement with ElectraMeccanica and Xos’ cash and cash equivalents as of December 31, 2023, the Company has concluded that it is probable that such proceeds would provide sufficient liquidity to complete the integration of ElectraMeccanica and fund operations for the next twelve months following the date of this Report. As a result, it is probable that Xos’ plans alleviate the substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of the consolidated financial statements.

Supply Chain Disruptions
The Company’s ability to source certain critical inventory items, while marginally improving since prior years, continues to be impacted by long-standing negative global economic conditions caused by factors such as the COVID-19 pandemic, and the effects may continue in the future. With the rest of the market, the Company has faced and expects to face, for the foreseeable

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statement
future, widespread shortages for specific components primarily in commodities like power electronics and harnesses, and disruptions to the supply of components due to port congestion and fluctuating fuel prices.
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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenues and expenses during the reporting periods. The areas with significant estimates and judgments include, among others, inventory valuation, incremental borrowing rates for assessing operating and financing lease liabilities, useful lives of property and equipment, stock-based compensation, product warranty liability, and valuation of convertible debt and related embedded derivatives, common stock warrant liability and earn-out shares liability. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to the Company’s financial statements.

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

The Company recognizes revenue primarily consisting of product sales, inclusive of shipping and handling charges, net of estimates for customer returns. Revenue contracts are identified when an enforceable agreement has been made with a customer. Performance obligations are identified in the contract for each distinct product provided within the contract. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the contract. Any deposits from customers represent contract liabilities. The Company recognizes revenue by transferring the promised products to the customer, with the revenue recognized at the point in time the customer takes control of the products as agreed in the contracts, normally when delivered to the carrier. The Company recognizes revenue for shipping and handling charges at the time control is transferred for the related product. Costs for shipping and handling activities that occur after control of the product transfers to the customer are recognized at the time of sale and presented in cost of goods sold. The majority of its contracts have a single performance obligation, which is met at the point in time that the product is delivered to the carrier, and title passes to the customer, and are short term in nature. Sales tax collected from customers is not considered revenue and is accrued until remitted to the taxing authorities.

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statement
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
Accounts Receivable, Net

The Company records unsecured and non-interest bearing accounts receivable at the gross invoice amount, net of any allowance for expected credit losses. The Company maintains its allowance for expected credit losses at a level considered adequate to provide for potential account losses on the balance based on management’s evaluation of past losses, current customer conditions, and the anticipated impact of current economic conditions. The Company recorded an allowance for expected credit losses of $62,000 and $39,000 as of December 31, 2023 and December 31, 2022, respectively.
Investments in Marketable Debt Securities, Available-for-Sale

The Company maintains a portfolio of investments in a variety of fixed and variable rate debt securities, including U.S. treasuries, corporate debt, asset-backed securities and other, non-U.S. government and supranational bonds and certificate of deposit. The Company considers its investments in marketable debt securities to be available-for-sale, and accordingly, are recorded at their fair values. The Company determines the appropriate classification of investments in marketable debt securities at the time of purchase. Interest along with amortization of purchase premiums and accretion of discounts from the purchase date through the estimated maturity date, including consideration of variable maturities and contractual call provisions, are included in Other expense, net in the consolidated statements of operations and comprehensive loss. Realized gains and losses on the sale of marketable debt securities, available-for-sale are recorded in Other expense, net. The Company typically invests in highly-rated debt securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires substantially all investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. See Note 9 — Investments in Marketable Debt Securities, Available-for-Sale for additional information.

On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments — Credit Losses which requires that credit losses be presented as an allowance rather than as an impairment write-down. Adoption of the standard had no material impact on its financial statements.

The Company reviews quarterly its investment portfolio of all securities in an unrealized loss position to determine if an impairment charge or credit reserve is required. The Company excludes accrued interest from both the fair value and the amortized cost basis of marketable debt securities, available-for-sale, for the purposes of identifying and measuring an impairment. An investment is impaired if the fair value is less than its amortized cost basis. Impairment relating to credit losses is recorded through a reduction in the amortized cost of the security or an allowance for credit losses and credit loss expense (included in general and administrative expense), limited by the amount that the fair value is less than the amortized cost basis. Impairment that has not been recorded as a credit loss is recorded through other comprehensive income (loss), net of applicable taxes. The Company made an accounting policy election to not measure an allowance for credit losses for accrued interest receivables. The Company evaluates write-off of accrued interest receivable at the time credit loss exists for the underlying security. As of December 31, 2023 and 2022, the Company did not recognize any allowance for expected credit losses or impairment, on marketable debt securities, available-for-sale.
Inventories

The Company’s inventory, which includes raw materials, work in process, and finished goods, is carried at the lower of cost or net realizable value. Inventory is valued using average costing, as that method accurately reflects the frequency of the Company’s inventory purchases. In the case of manufactured inventories and work in process, cost includes an appropriate share of production overheads based on operating capacity.

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statement
At the end of each reporting period, the Company evaluates whether its inventories are damaged or obsolete, and if so, a loss is recognized in the period in which it occurs. Inventory write-downs are also based on reviews for any excess or obsolescence determined primarily by comparing quantities on hand to current and future demand forecasts. The Company reserves for any excess or obsolete inventories when it is believed that the net realizable value of inventories is less than the carrying value.

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
Property and Equipment, net

Property and equipment, net, including leasehold improvements, are stated at cost less accumulated depreciation. Depreciation expense is calculated using the straight-line method over the estimated useful life of the asset. Leasehold improvements are depreciated over the shorter of the estimated life of asset or the lease term. Depreciation expense is included in cost of goods sold, general and administrative expense and research and development expense on our consolidated statements of operations and comprehensive loss.

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statement
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

The Company capitalizes additions, renewals, and improvements greater than $5,000, while repairs and maintenance are expensed as incurred. When property and equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss on the disposition is recorded in the consolidated statements of operations and comprehensive loss as a component of other expense, net.

The Company evaluates its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company measures recoverability by comparing the carrying amount to the future undiscounted cash flows that the asset or asset group is expected to generate. If the asset or asset group is not recoverable, its carrying amount is adjusted down to its fair value. No impairment losses of property and equipment were recognized for the years ended December 31, 2023 and 2022.
Warranty Liability

The Company provides customers with a product warranty that assures that the products meet standard specifications and are free for periods typically between 2 to 5 years. The Company accrues a warranty reserve for the products sold, which includes its best estimate of the projected costs to repair or replace items under warranties and recalls if identified. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain given the Company’s relatively short history of sales, and changes to its historical or projected warranty experience may cause material changes to the warranty reserve in the future. Claims incurred under the Company’s standard product warranty programs are recorded based on open claims. The Company recorded warranty liability within other current liabilities in the consolidated balance sheets for the years ended December 31, 2023 and 2022.

The reconciliation of the change in the Company’s product liability balances for the years ended December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Warranty liability, beginning of period	$1,099	$177
Reduction in liability (payments)	(1,304)	(220)
Increase in liability	1,511	1,142
Warranty liability, end of period	$1,306	$1,099

Public and Private Placement Warrants

The warrants to purchase shares of Common Stock at an exercise price of $345.00 per share originally issued in connection with NextGen’s initial public offering (the “Public Warrants”) and the warrants to purchase Common Stock originally issued in

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statement
a private placement in connection with the initial public offering of NextGen (the “Private Placement Warrants”) are recognized as derivative liabilities in accordance with ASC 815.

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
Contingent Earn-out Shares Liability

Earn-out Shares represent a freestanding financial instrument classified as liabilities on the accompanying consolidated balance sheets as the Company determined that these financial instruments are not indexed to the Company’s own equity in accordance with ASC 815, Derivatives and Hedging. Earn-out Shares liability were initially recorded at fair value in the Business Combination and are adjusted to fair value at each reporting date using Level 3 inputs with changes in fair value recorded in change in fair value of Earn-Out Shares liability in the consolidated statements of operations and comprehensive loss.

The earn-out triggers included a change of control provision within five years of the Closing, and achieving certain volume weighted average share prices (“VWAPs”) within five years of the Closing. These conditions result in the instrument failing indexation guidance and are properly reflected as a liability as of December 31, 2023 and 2022.

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

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statement

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

The leases have remaining terms from less than 2 years to 4 years.

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
Advertising

Advertising costs are expensed as incurred and are included within sales and marketing expenses in the consolidated statements of operations and comprehensive loss. Advertising expenses for the years ended December 31, 2023 and 2022 totaled approximately $0.3 million and $1.3 million, respectively.
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

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statement
Net Loss per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and the dilutive effect of the number of ordinary shares that would have been outstanding if all potentially dilutive ordinary shares had been issued, using the treasury stock method, in accordance with ASC 260, Earnings Per Share. In accordance with ASU 2020-06, the Company utilizes the if-converted method to compute the dilutive effect of convertible instruments.

The dilutive impact of contingently issuable earn-out shares have been excluded from the diluted loss per share calculation as the necessary conditions to be issued have not been satisfied. The dilutive impacts of Common Stock issuable upon the exercise of out-of-the-money Public and Private Placement Warrants have been excluded from the diluted loss per share calculation. The dilutive impacts of RSUs and Options for the years ended December 31, 2023 and 2022, have been excluded from the diluted loss per share calculation as the Company was in a loss position.

Concentrations of Credit and Business Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of December 31, 2023 and 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such accounts.

During the year ended December 31, 2023, two customers accounted for 54% and 10%, respectively, of the Company’s revenues. During the year ended December 31, 2022, one customer accounted for 42% of the Company’s revenues.

As of December 31, 2023, one customer accounted for 52% of the Company’s accounts receivable. As of December 31, 2022, two customers accounted for 22% and 12%, respectively, of the Company’s accounts receivable.
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
Defined Contribution Plan

We have a 401(k) savings plan that is intended to qualify as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) savings plan, participating employees are auto enrolled to 3% of their eligible compensation, subject to certain limitations. We did not make any contributions to the 401(k) savings plan during the years ended December 31, 2023 and 2022.

Recent Accounting Pronouncements Issued and Adopted:

The Company adopted ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), as amended, on January 1, 2023, using the modified retrospective approach method. As of December 31, 2023 and December 31, 2022, the Company had $0.0 million and $50.6 million, respectively, in marketable debt securities, available-for-sale which are subject to the new standard. As of January 1, 2023, these marketable debt securities, available-for-sale have an average credit rating of A and no allowance for expected credit losses has been recorded. As of December 31, 2023, the Company did not have available-for-sale debt securities and no allowance for expected credit losses has been recorded in the year ended December 31, 2023. Under the modified retrospective approach, the Company would record a cumulative effect adjustment to retained earnings by recording an initial allowance for credit losses on marketable debt securities, available-for-sale. Periods presented that are prior to the adoption date of January 1, 2023, will not be adjusted. ASU 2016-13 replaced the incurred loss impairment model with a methodology that reflects a current expected credit loss and made targeted changes to the impairment model for available-for-sale debt securities. ASU 2016-13 impacted all of the Company’s investments held at fair value, which included its marketable debt securities, available-for-sale. Upon adoption of ASU 2016-13 on January 1, 2023, no adjustment was recorded by the Company for an initial allowance for credit losses on marketable debt securities, available-for-sale and there was no cumulative effect adjustment to retained earnings. Subsequent increases or decreases in the allowance for credit losses on marketable debt securities, available-for-sale will be recorded in the Company's consolidated statements of operations and comprehensive loss.

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statement
ASU 2016-13 also assessed the Company’s other financial assets including trade receivables and other financial assets as applicable that have the contractual right to receive cash. These other financial assets were evaluated, and the adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Issued and not yet Adopted:
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires incremental segment information disclosure on an annual and interim basis. This amendment includes disclosure of significant segment expenses which are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss; other segment items by reportable segment and a description of its composition; reportable segment’s profit or loss and assets; additional measures of segment profit or loss if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance, and the title and position of the entity’s CODM and how the CODM uses the reported measures of segment profit or loss in assessing segment performance and determining resource allocation. The Company with a single reportable segment is required to provide all the disclosures from this amendment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and should be applied retrospectively. The Company is evaluating the impact of this amendment to the related financial statement disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires incremental annual income tax disclosures. This amendment includes disclosures of specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold; income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes, and also disaggregated by individual jurisdictions that meet a quantitative threshold; income (or loss) from continuing operations before income tax expenses (or benefit) disaggregated between domestic and foreign; and income tax expense (or benefit) from continuing operations disaggregated by federal, state and foreign. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted and should be applied prospectively (with retrospective application permitted). The Company is evaluating the impact of this amendment to the related financial statement disclosures.
The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its consolidated financial statements or notes thereto.

Note 3 — Revenue Recognition

Disaggregated revenues by major source for the years ended December 31, 2023 and 2022 consisted of the following (in thousands):

	Years Ended December 31,
	2023	2022
Product and service revenue
Stepvans & vehicle incentives(1)	$41,385	$31,829
Powertrains	795	2,226
Fleet-as-a-Service	1,206	606
Total product revenue	43,386	34,661
Ancillary revenue	1,137	1,715
Total revenues	$44,523	$36,376
____________
(1) Amounts are net of returns and allowances. Stepvans & vehicle incentives includes revenue generated from leasing.

The Company leases stepvans to customers under operating leases with terms ranging from 24 to 36 months. At the end of the lease term, customers are required to return the vehicles to Xos. During the year ended December 31, 2023, the Company

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statement
recorded leasing revenues of $37,000 on a straight-line basis over the contractual terms of the respective leases as part of Stepvans & vehicle incentives, above.

The Company also leases stepvans to customers under sales-type leases, as stipulated by ASC 842, Leases. Arrangements under these leases have terms of 60 months. Depending on the specific lease arrangement, customers may or may not have a right to return the stepvan to Xos at the end of the lease term. If the customer does not have a right to return, the customer will take title to the stepvan at the end of the lease term after making all contractual payments. Under the programs for which there is a right to return, the purchase option is reasonably certain to be exercised by the lessee and the Company therefore expects the customer to take title to the stepvan at the end of the lease term after making all contractual payments. The Company recognizes all revenue and costs associated with the sales-type lease within stepvans and vehicle incentives, above, and cost of goods sold, respectively, upon delivery of the vehicle to the customer. Interest income based on the implicit rate in the lease is recorded over time as customers are invoiced on a monthly basis. For the year ended December 31, 2023, the Company recognized $1.5 million of sales-type leasing revenue and $1.3 million of sales-type leasing costs.

Note 4 — Inventories

Inventory amounted to $37.8 million and $57.5 million, respectively, for the years ended December 31, 2023 and 2022 and consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Raw materials	$30,357	$40,271
Work in process	3,033	4,618
Finished goods	4,453	12,651
Total inventories	$37,843	$57,540
Inventories as of December 31, 2023 and 2022 were comprised of raw materials, work in process related to the production of vehicles for sale and finished goods inventory including vehicles in transit to fulfill customer orders, new vehicles, new vehicles awaiting final pre-delivery quality review inspection, and Energy Services products available for sale.
Inventories are stated at the lower of cost or net realizable value. Cost is computed using average cost. Inventory write-downs are based on reviews for excess and obsolescence determined primarily by current and future demand forecasts. During the years ended December 31, 2023 and 2022, the Company recorded inventory recoveries of $1.9 million and write-downs of $5.7 million, respectively, to reflect inventories at their net realizable values and provide an allowance for any excess or obsolete inventories.
Note 5 — Selected Balance Sheet Data

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets for the years ended December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Prepaid inventories	$1,745	$2,372
Prepaid expenses and other (1)	2,796	1,299
Contract assets	811	290
Financed insurance premiums	1,310	2,289
Assets held for sale	408	1,850
Total prepaid expenses and other current assets	$7,070	$8,100

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statement
____________
(1) Primarily relates to prepaid licenses and subscriptions, prepaid insurance and other receivables.

Other Current Liabilities

Other current liabilities for the years ended December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Accrued expenses and other (1)	$7,435	$7,589
Contract liabilities	690	193
Customer deposits	2,364	721
Warranty liability	1,306	1,099
Equipment notes payable, current	350	303
Short-term insurance financing notes	1,003	2,065
Operating lease liabilities, current	1,664	1,530
Finance lease liabilities, current	2,005	2,116
Total other current liabilities	$16,817	$15,616
____________
(1) Primarily relates to accrued inventory purchases, personnel costs, wages, health benefits, vacation and other accruals.

Revenue recognized for the year ended December 31, 2023 from the customer deposits balance as of December 31, 2022 was $0.4 million. Revenue recognized for the year ended December 31, 2022 from the customer deposits balance as of December 31, 2021 was $0.8 million.
Other Non-Current Liabilities
Other non-current liabilities as of December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Accrued interest expense and other	$2,985	$784
Equipment notes payable, non-current	593	942
Operating lease liabilities, non-current	3,511	5,174
Finance lease liabilities, non-current	1,472	4,100
Total other non-current liabilities	$8,561	$11,000

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statement
Note 6 — Leases
A summary of the balances relating to the Company’s lease assets and liabilities as of December 31, 2023 and 2022 consisted of the following (in thousands):

	Balance Sheet Location	December 31, 2023	December 31, 2022
Assets
Operating leases	Operating lease right-of-use assets, net	$4,991	$6,555
Equipment finance leases	Property and equipment, net	5,931	7,979
Total lease assets		10,922	14,534

Liabilities
Current
Operating leases	Other current liabilities	1,664	1,530
Equipment finance leases	Other current liabilities	2,005	2,116
Sub-total		3,669	3,646
Non-current
Operating leases	Other non-current liabilities	3,511	5,174
Equipment finance leases	Other non-current liabilities	1,472	4,100
Sub-total		4,983	9,274
Total lease liabilities		$8,652	$12,920
Operating Leases

The Company has a 5-year office lease on its headquarter facility in Los Angeles, which commenced in January 2022, as well as certain other leases (both short-term and long-term) within the United States.

The Company records lease expense on a straight-line basis over the lease term. Total lease expense recorded was $2.2 million and $2.5 million for the years ended December 31, 2023 and 2022, respectively.

Lease terms include renewal or termination options that the Company is reasonably certain to exercise. For leases with a term of 12 months or less, the Company has made an accounting policy election to not record a ROU asset and associated lease liability on its consolidated balance sheets. Total lease expense recorded for these short-term leases was $24,000 and $0.3 million for the years ended December 31, 2023 and 2022, respectively.
Equipment Finance Leases

The Company leases certain equipment facilities under finance leases that expire on various dates through 2027. The finance lease cost during the years ended December 31, 2023 and 2022 consisted of the following (in thousands):

		Years Ended December 31,
	Income Statement Location	2023	2022
Amortization	Cost of goods sold	$1,378	$848
Interest accretion on finance lease liabilities	Other expense, net	418	428
Total		$1,796	$1,276

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statement

Supplemental Cash Flow Information, Weighted-Average Remaining Lease Term and Discount Rate
The weighted-average remaining lease term and discount rates, as well as supplemental cash flow information for the years ended December 31, 2023 and 2022 consisted of the following (in thousands for the supplemental cash flow information):

	Years Ended December 31,
	2023	2022
Supplemental cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$1,860	$1,734
Right-of-use assets obtained in exchange for operating lease obligations	$—	$437
Weighted average remaining lease term:
Operating leases	2.9 years	3.9 years
Equipment finance leases	1.5 years	2.4 years
Weighted average discount rate:
Operating lease - IBR	5.5%	5.5%
Equipment finance leases - rate implicit in the lease	6.5%	6.9%
Maturity Analysis
A summary of the undiscounted cash flows and a reconciliation to the Company’s lease liabilities as of December 31, 2023 consisted of the following (in thousands):

	December 31, 2023
	Operating Leases	Equipment Finance Leases	Total
2024	$1,907	$2,219	$4,126
2025	1,962	1,119	3,081
2026	1,631	317	1,948
2027	116	128	244
Total future minimum lease payments	5,616	3,783	9,399
Less: imputed interest	441	306	747
Present value of Lease Liabilities	$5,175	$3,477	$8,652

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statement

Note 7 — Earn-out Shares Liability

The Company has a contingent obligation to issue 540,000 shares (the “Earn-out Shares”) of Common Stock and grant 8,700 restricted stock units (“Earn-out RSUs”) to certain stockholders and employees upon the achievement of certain market share price milestones within specified periods following the Business Combination on August 20, 2021.

As adjusted for Xos’ 1-for-30 reverse stock split that occurred on December 6, 2023, the Earn-out Shares will be issued in tranches based on the following conditions:

i.If the volume-weighted average closing share price (“VWAP”) of the Common Stock equals or exceeds $420.00 per share for any 10 trading days within any consecutive 20-trading day period between the merger closing date and the five year anniversary of such closing date (“Earn-out Period”), then the Company is required to issue an aggregate of 180,000 shares (“Tranche 1 Earn-out Shares”) of Common Stock to holders with the contingent right to receive Earn-out Shares (excluding any Earn-out RSUs). If after Closing and during the Earn-out Period, there is a Change in Control (as defined in the Merger Agreement), the Company is required to issue Tranche 1 Earn-out Shares when the value per share of the Company is equal to or greater than $420.00 per share, but less than $600.00. If there is a change in control where the value per share of common stock is less than $420.00, then the Earn-out Shares shall terminate prior to the end of the Earn-out Period and no common stock shall be issuable.

ii.If the VWAP of the Common Stock equals or exceeds $600.00 per share for any 10 trading days within any consecutive 20-trading day period during the Earn-out Period, then the Company is required to issue an aggregate of 180,000 shares (“Tranche 2 Earn-out Shares”) of Common Stock to holders with the contingent right to receive Earn-out Shares (excluding any Earn-out RSUs). If after Closing and during the Earn-out Period, there is a Change in Control (as defined in the Merger Agreement), the Company is required to issue Tranche 2 Earn-out Shares when the value per share of the Company is equal to or greater than $600.00 per share, but less than $750.00.

iii.If the VWAP of the Common Stock equals or exceeds $750.00 per share for any 10 trading days within any consecutive 20-trading day period during the Earn-out Period, then the Company is required to issue an aggregate of 180,000 shares (“Tranche 3 Earn-out Shares”) of Common Stock to holders with the contingent right to receive Earn-out Shares (excluding any Earn-out RSUs). If after Closing and during the Earn-out Period, there is a Change in Control (as defined in the Merger Agreement), the Company is required to issue Tranche 3 Earn-out Shares when the value per share of the Company is equal to or greater than $750.00 per share.

Pursuant to the guidance under ASC 815, Derivatives and Hedging, the right to Earn-out Shares was classified as a Level 3 fair value measurement liability, and the increase or decrease in the fair value during the reporting period is recognized in the consolidated statements of operations accordingly. The fair value of the Earn-out Shares liability was estimated using the Monte Carlo simulation of the stock prices based on historical and implied market volatility of a peer group of public companies.

As of December 31, 2023 and 2022, the fair value of the Earn-out Shares liability was estimated to be $39,000 and $0.6 million, respectively. The Company recognized a gain on the change in fair value in Earn-out Shares liability of $0.5 million and $28.7 million in its consolidated statements of operations and comprehensive loss for the years ended December 31, 2023 and 2022, respectively.

The allocated fair value to the Earn-out RSU component, which is covered by ASU 718, Compensation — Stock Compensation, is recognized as stock-based compensation expense over the vesting period commencing on the grant date of the award.

Note 8 — Convertible Notes
Convertible Debentures
On August 9, 2022, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with YA II PN, Ltd. (“Yorkville”) for the issuance of convertible debentures, convertible into shares of Common Stock subject to certain conditions and limitations, in the principal amount of up to $35 million. Such convertible debentures were amended on June 22, 2023 (as amended,the “Convertible Debentures”). On August 11, 2022, pursuant to the Securities Purchase Agreement, the Company sold and issued a Convertible Debenture to Yorkville in the principal amount of $20.0 million. On September 21, 2022, pursuant to the Securities Purchase Agreement, the Company sold and issued an additional Convertible Debenture to Yorkville in the principal amount of $15.0 million. Yorkville used commercially reasonable efforts to convert $2.0 million

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statement
during each 30-day period beginning on September 9, 2022, provided that certain conditions were satisfied as of each such period.

The Convertible Debentures incurred interest at an annual rate of 6%, payable at maturity, Pursuant to the terms of the Securities Purchase Agreement, in July 2023, the Company elected to extend the maturity date of the Convertible Debentures from November 11, 2023 to February 11, 2024. The interest rate increased to an annual rate of (i) 10% upon the occurrence and during the continuance of an event of default, and (ii) 7.5% for so long as any “Registration Event” (as defined in the Convertible Debentures) remained in effect in accordance with the Registration Rights Agreement (described below). The Convertible Debentures provided a conversion right, in which any portion of the principal amount of the debt, together with any accrued but unpaid interest, could be converted into the Common Stock at a conversion price equal to the lower of (i) $2.4733 (prior to the reverse stock split described at Note 10 — Equity, below) or (ii) 97% of the lowest daily volume weighted average price (“VWAP”) of the Common Stock during the three consecutive trading days immediately preceding the conversion (but not lower than a certain floor price (“Floor Price”) that was subject to further adjustment in accordance with the terms of the Convertible Debentures). The Floor Price at the time of payoff on December 4, 2023 was $0.59.

The Convertible Debentures could not be converted into shares of Common Stock to the extent such conversion would result in Yorkville and its affiliates having beneficial ownership of more than 9.99% of the then outstanding shares of Common Stock, provided that this limitation could be waived by the investor upon not less than 65 days’ prior notice to the Company.

The Convertible Debentures provided the Company, subject to certain conditions, with a redemption right pursuant to which the Company, upon 10 business days’ prior notice to Yorkville, could redeem, in whole or in part, any of the outstanding principal and interest thereon at a redemption price equal to (i) the principal amount being redeemed, (ii) all accrued and unpaid interest under the applicable Convertible Debenture, and (iii) a redemption premium of 5% of the principal amount being redeemed.

The Convertible Debentures included a monthly prepayment provision that was triggered if (i) the daily VWAP of the Company’s Common Stock was less than the Floor Price for 5 consecutive trading days or (ii) the Company issued pursuant to the Convertible Debentures in excess of 95% of the Common Stock available under the Exchange Cap, as defined in the Convertible Debentures. If this provision was triggered, the Company was required to make monthly payments, beginning on the 10th calendar day after the triggering date, of up to $4.0 million of principal (subject to a redemption premium of 5%) plus accrued and unpaid interest, subject to certain conditions (“Prepayments”). The monthly Prepayment requirement would cease if (i) the Company provided Yorkville a reset notice reducing the Floor Price, limited to no more than 85% of the closing price on the trading day immediately prior to the notice and not less than $0.50 or (ii) the daily VWAP is greater than the Floor Price for 3 consecutive trading days. In the event the monthly Prepayment provision was triggered by the issuance in excess of 95% of the Common Stock available under the Exchange Cap, the monthly Prepayment requirement would cease on the date the Company obtained stockholder approval to increase the number of shares of Common Stock available under the Exchange Cap and/or the Exchange Cap no longer applied. The monthly Prepayment requirement would cease upon the payment in full of all obligations under the Convertible Debentures. During the year ended December 31, 2023, the Company made prepayments consisting of $32.8 million of principal (which includes a final payment to Yorkville in the amount of $3.2 million on December 4, 2023), $1.6 million of redemption premium payments and $1.5 million of accrued interest payments.

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
On June 22, 2023, the Company and Yorkville entered into the Side Letter (the “Side Letter”) to the Securities Purchase Agreement, pursuant to which the Company and Yorkville agreed, among other things, to remove the restriction on the Company’s ability to effect an advance under the SEPA, provided that for so long as any principal and interest remained outstanding under the Convertible Debentures, the Company may only (i) effect an advance under the SEPA if (x) the daily VWAP of the Common Stock is less than the Floor Price for five consecutive trading days, or (y) the Company has issued pursuant to the Convertible Debentures in excess of 95% of the shares of the Common Stock available under the Exchange Cap and has not been cured in accordance with clause (A), (B), or (C) of Section 2(a) of the Convertible Debentures, and (ii) designate an Option 1 Advance Amount under the SEPA. Pursuant to the Side Letter, the proceeds from any advance shall offset an equal amount outstanding under the Convertible Debentures as an optional redemption. During each calendar month, any portion of such proceeds that would result in the cumulative reduction to the outstanding principal under the Convertible Debentures by more than $3.0 million (“Excess Proceeds”) shall be split such that 75% of such Excess Proceeds is paid to the Company pursuant to the terms of the SEPA and 25% of such Excess Proceeds is applied as an optional redemption on the

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statement
Convertible Debentures. Each monthly Prepayment amount under the Convertible Debentures shall be reduced by any such proceeds applied as an optional redemption in the 30 days prior to the applicable monthly Prepayment date.
In July 2023, pursuant to the terms of the Securities Purchase Agreement, Xos elected to extend the maturity date of the Convertible Debentures from November 11, 2023 to February 11, 2024.
The derivative liabilities associated with the Convertible Debentures remained in effect until such time as the underlying convertible notes were exercised or terminated (see Note 11 — Derivative Instruments). As of December 31, 2023, there were no derivative liabilities recorded as the Convertible Debentures were fully repaid on December 4, 2023. As of December 31, 2022, the derivative features of the Convertible Debentures were carried on the Company’s consolidated balance sheet at fair value of $0.4 million in Derivative liabilities. For the years ended December 31, 2023 and 2022, the Company recorded gains on the change in fair value of derivative liabilities of $0.4 million and $7.4 million, respectively. The Company classified the Convertible Debentures and associated derivative liabilities as current liabilities given a maturity date of less than one year.

During the year ended December 31, 2022, the Company received proceeds, net of a 2% original issuance discount, of $34.3 million from Yorkville. Debt issuance costs of $0.3 million were recorded at inception of the Convertible Debentures. Debt discount and issuance costs were amortized through the maturity date of the debenture using the effective interest rate method.

For the year ended December 31, 2022, the Convertible Debentures were not included in the computation of basic EPS, as calculated in Note 18 — Net Loss per Share, because the financial instrument did not represent participating securities. Further, the calculation of diluted EPS for the year ended December 31, 2022 was performed using the if-converted method, which assumes the Convertible Debentures were converted into Common Stock at the beginning of the period or at the time of issuance, if later.

As of December 31, 2023, there was no principal balance recorded as the Convertible Debentures were fully repaid on December 4, 2023. As of December 31, 2022, the Company had a principal balance of $33.0 million outstanding, net of unamortized debt discounts and issuance costs of $6.2 million. Amortization of debt discounts and issuance costs, recorded in other expense, net, for the years ended December 31, 2023 and 2022 totaled $6.1 million and $2.6 million, respectively. The Company recorded interest expense of $1.0 million and $0.7 million, respectively, in other expense, net related to the Convertible Debentures during the years ended December 31, 2023 and 2022. As of December 31, 2023, Yorkville converted $2.2 million of principal and $0.1 million of accrued and unpaid interest into 2,438,489 pre-split (81,282 post-split) shares of Common Stock.

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

The Note, which matures on August 11, 2025. bears interest at a rate of 10.0% per annum, payable at maturity in validly issued, fully paid and non-assessable shares of Common Stock (“Interest Shares”), unless earlier converted or paid. If the 10-day VWAP ending on the trading day immediately prior to the applicable payment date is greater than or equal to the Nasdaq Minimum Price (as defined in the Note) or the Company has received the requisite approval from its stockholders, the number of Interest Shares to be issued will be calculated based on the 10-day; otherwise, the number of Interest Shares to be issued will be based on the Nasdaq Minimum Price. The conversion price for the Note will initially be equal to $71.451 per share, as adjusted for the Company’s 1-for-30 reverse stock split that occurred on December 6, 2023, subject to adjustment in some events pursuant to the terms of the Note. The Company will have the right, in its sole discretion and exercisable at its election by sending notice of such exercise to Aljomaih, to irrevocably fix the method of settlement that will apply to all conversions of Notes. Methods of settlement include (i) physical settlement in shares of Common Stock, (ii) cash settlement determined by multiplying the principal being converted by the 10-day VWAP ending on the trading day immediately prior to the conversion date and dividing by the conversion price, or (iii) a combination of Common Stock and cash.

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statement
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

During the year ended December 31, 2022, the Company received proceeds of $20.0 million from Aljomaih. Debt issuance costs of $0.1 million were recorded at inception of the Note. Debt issuance costs are amortized through the maturity date of the Note using the effective interest rate method.

The Note will not be included in the computation of either basic or diluted EPS for the year ended December 31, 2023 in Note 18 — Net (Loss) Income per Share. This financial instrument is not included in basic EPS because it does not represent participating securities. Further, the Note is not included in diluted EPS because the Company reported a net loss from continuing operations for the year ended December 31, 2023; thus, including these financial instruments would have an antidilutive effect on EPS.

As of December 31, 2023 and 2022, the Company had a principal balance of $20.0 million outstanding, net of unamortized debt and issuance costs of $0.1 million. Amortization of debt issuance costs, recorded in other expense, net, for the years ended December 31, 2023 and 2022 was $50,000 and $19,000, respectively. The Company recorded interest expense of $2.0 million and $0.8 million in other expense, net related to the Note as of December 31, 2023 and 2022, respectively.

Note 9 — Investments in Marketable Debt Securities, Available-for-Sale

There were no investments in marketable debt securities, available-for-sale as of December 31, 2023. Amortized cost, gross unrealized gains/losses in accumulated other comprehensive loss and fair value of marketable debt securities, available-for-sale, by type of security as of December 31, 2022 consisted of the following (in thousands):

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Corporate debt security	$40,177	$—	$(612)	$39,565
U.S. treasuries	2,201	—	(21)	2,180
Asset-backed security and other	5,324	—	(76)	5,248
Non-U.S. government and supranational bonds	3,685	—	(30)	3,655
	$51,387	$—	$(739)	$50,648

As of December 31, 2023, no allowance for credit losses was recorded related to an impairment of available-for-sale securities.

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statement
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

Gross realized gains and gross realized losses from the sales of the Company’s marketable debt securities, available-for-sale for the years ended December 31, 2023 and 2022 consisted of the following (in thousands):

	Years Ended December 31,
	2023	2022
Gross realized gains	$—	$—
Gross realized losses	$(91)	$(147)
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

Note 10 — Equity

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

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statement
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
In connection with the Approval, the Company was granted an additional 180-calendar day grace period, or until December 26, 2023, to regain compliance with the Minimum Bid Price Requirement. To regain compliance with the Minimum Bid Price Requirement and qualify for continued listing on the Nasdaq Capital Market, the minimum bid price per share of the Common Stock had to be at least $1.00 for at least ten consecutive business days during the additional 180-calendar day grace period. As part of the Company’s transfer application, the Company notified Nasdaq that in order to regain compliance with the Minimum Bid Price Requirement during the additional grace period, it would implement a reverse stock split. As described below, the Company effected the Reverse Stock Split on December 6, 2023. As a result, the minimum bid price per share of the Common Stock was at least $1.00 for the ten consecutive business days ending December 20, 2023, causing the Company to regain compliance with the Minimum Bid Price Requirement.
Reverse Stock Split: In response to the Nasdaq Deficiency Letter, on December 6, 2023, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation to effect a 1‑for‑30 reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding shares of common stock, par value $0.0001 per share (the “Common Stock”). As a result of the Reverse Stock Split, every 30 shares of Common Stock issued and outstanding were automatically combined and converted into one share of Common Stock. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders of record who otherwise would have been entitled to receive fractional shares because they held a number of shares of Common Stock not evenly divisible by the Reverse Stock Split ratio automatically received a cash payment in lieu of such fractional shares based on the closing price of the Common Stock as of the effective time of the Reverse Stock Split. The Reverse Stock Split did not reduce the number of authorized shares of Common Stock of 1,000,000,000, or change the par value of the Common Stock. The Reverse Stock Split affected all stockholders uniformly and did not affect any stockholder’s ownership percentage of the Company’s shares of Common Stock (except to the extent that the Reverse Stock Split resulted in some of the stockholders receiving cash in lieu of fractional shares).

All outstanding stock options, warrants, restricted stock units, convertible debt and similar securities entitling their holders to receive or purchase shares of Common Stock will be proportionately adjusted as a result of the Reverse Stock Split, as required

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statement
by the terms of each security. After giving effect to the Reverse Stock Split, with respect to the Company's warrants listed on Nasdaq under the symbol “XOSWW,” every 30 warrants outstanding immediately prior to the Reverse Stock Split are exercisable for one share of Common Stock at an exercise price of $345.00 per share, which is 30 times $11.50, the current exercise price per share.

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

As consideration for Yorkville’s commitment to purchase shares of Common Stock at the Company’s direction upon the terms and subject to the conditions set forth in the purchase agreement, upon execution of the purchase agreement, the Company issued 18,582 pre-split (619 post-split) shares of common stock to Yorkville.
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

During the years ended December 31, 2023 and 2022, the Company issued 138,795 shares and 60,317 shares of Common Stock under the SEPA for proceeds of $1.2 million and $4.3 million, respectively.

As of December 31, 2023, the remaining commitment available under the agreement was $119.5 million. However, our ability to fully utilize the remaining commitment amount may be limited by various factors, including, but not limited to, the availability of an effective registration statement permitting the resale of such shares of Common Stock. In particular, the Company’s access to capital under the SEPA is not available as of the date of this Annual Report on Form 10-K and will not be available until the Company files with the SEC (i) ElectraMeccanica's financial statements for the fiscal years ended December 31, 2023 and December 31, 2022 and (ii) a post-effective amendment to the Registration Statement on Form S-1 filed on July 27, 2023.

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statement
Note 11 — Derivative Instruments

Public and Private Placement Warrants

As of December 31, 2023, the Company had 18,633,301 Public Warrants and 199,997 Private Placement Warrants outstanding, with fair values of $0.4 million and $4,200, respectively.

The Public Warrants have an exercise price of $345.00 per share, subject to adjustments, and will expire on August 20, 2026 or earlier upon redemption or liquidation. The Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade. The Public Warrants became exercisable; provided that the Company has an effective registration statement under the Securities Act covering the issuance of the Common Stock issuable upon exercise of the Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their Warrants on a cashless basis under the circumstances specified in the warrant agreement). A registration statement was filed with the SEC covering the issuance of the Common Stock issuable upon exercise of the Warrants, and the Company will use its commercially reasonable efforts to maintain the effectiveness of such registration statement and a current prospectus relating to those shares of Common Stock until the Public Warrants expire or are redeemed. If the shares of Common Stock are at the time of any exercise of a Public Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, requires holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement.

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

Redemption of Warrants for cash when the price per Common Stock equals or exceeds $540.00:

Once the Warrants become exercisable, the Company may redeem the outstanding Warrants (except as described above with respect to the Private Placement Warrants):

•in whole and not in part;

•at a price of $0.30 per Warrant;

•upon not less than 30 days’ prior written notice of redemption to each Warrant holder; and

•if, and only if, the last reported sale price of Common Stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the Warrant holders (the “Reference Value”) equals or exceeds $540.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and the like).

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

Redemption of Warrants for Common Stock when the price per share equals or exceeds $300.00:

Once the Warrants become exercisable, the Company may redeem the outstanding Warrants (including both Public Warrants and Private Placement Warrants):

•in whole and not in part;

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statement

•at $3.00 per Warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their Warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of Common Stock;

•if, and only if, the Reference Value equals or exceeds $300.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like); and

•if the Reference Value is less than $540.00 per share (as adjusted), the Private Placement Warrants must also concurrently be called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

Note 12 — Stock-Based Compensation

2018 Stock Plan

On November 27, 2018, the Legacy Xos’ board of directors and stockholders adopted the 2018 Stock Plan. There are no shares available for issuance under the 2018 Stock Plan, however, the 2018 Stock Plan continues to govern the terms and conditions of the outstanding awards granted under the 2018 Stock Plan.

As of December 31, 2023 there were 22,512 Options outstanding under the 2018 Stock Plan. The amount and terms of Option grants were determined by the board of directors of Legacy Xos. The Options granted under the 2018 Stock Plan generally expire within 10 years from the date of grant and generally vest over four years, at the rate of 25% on the first anniversary of the date of grant and ratably on a monthly basis over the remaining 36-month period thereafter based on continued service.

Stock option activity during the year ended December 31, 2023 consisted of the following:

	Options	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Years	Intrinsic Value
December 31, 2022 — Options outstanding	52,408	$0.59	$0.50	7.14	$670,047
Granted	—	—	—
Exercised	(17,037)	0.72	0.47		189,480
Forfeited	(12,859)	0.73	0.54		137,500
December 31, 2023 — Options outstanding	22,512	$0.40	$0.51	0.55	$168,194
December 31, 2023 — Options vested and exercisable	22,180	$0.39	$0.51	0.46	$165,723

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statement
Aggregate intrinsic value represents the difference between the exercise price of the options and the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised during the years ended December 31, 2023 and 2022 were approximately $0.2 million and $0.7 million, respectively.

The Company estimates the fair value of options utilizing the Black-Scholes option pricing model, which is dependent upon several variables, including expected option term, expected volatility of the Company's share price over the expected term, expected risk-free rate and expected dividend yield rate. There were no option grants during the years ended December 31, 2023 and 2022.

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

As of December 31, 2023, there were 233,037 shares of Common Stock available for issuance under the 2021 Equity Plan.

RSU activity during the year ended December 31, 2023 consisted of the following:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Fair Value
December 31, 2022 — RSU outstanding	342,674	$43.45	$4,554,137
Granted	664,718	14.22	9,911,323
Vested	(214,555)	34.07	3,144,994
Forfeited	(189,797)	29.50	2,326,289
December 31, 2023 — RSU outstanding	603,040	$18.97	$4,819,138

The Company recognized stock-based compensation expense (including earn-out RSUs) in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2023 and 2022 totaling approximately $7.9 million and $5.2 million, respectively, which consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Cost of goods sold	$396	$406
Research and development	1,824	860
Sales and marketing	966	472
General and administrative	4,720	3,484
Total	$7,906	$5,222

The unamortized stock-based compensation expense was $9.2 million as of December 31, 2023, and weighted average remaining amortization period as of December 31, 2023 was 2.37 years.

The aggregate fair value of RSUs that vested was $3.1 million during the year ended December 31, 2023.

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statement
Note 13 — Property and Equipment, net

Property and equipment, net consisted of the following at December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Equipment	$7,629	$7,595
Finance lease assets	7,974	9,283
Furniture and fixtures	173	173
Company vehicles	2,102	1,389
Leasehold improvements	1,401	1,401
Computers, software and related equipment	3,091	2,865
Construction in progress	292	346
Property and equipment, gross	22,662	23,052
Accumulated depreciation	(8,002)	(4,471)
Property and equipment, net	$14,660	$18,581

Depreciation expense during the years ended December 31, 2023 and 2022 totaled approximately $3.3 million and $2.1 million, respectively.

Note 14 — Commitments and Contingencies

Legal Contingencies

Legal claims may arise from time to time in the normal course of business, the results of which may have a material effect on the Company’s accompanying consolidated financial statements. As of December 31, 2023, the Company was not a party to any legal proceedings, that individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

Note 15 — Related Party Transactions

The Company leased property in North Hollywood, California from the Valley Industrial Properties which is owned by the Sunseeker Trust. The Sunseeker Trust is an irrevocable trust with the beneficiary being the mother of the CEO, Dakota Semler. The lease expired during April 2022 and the Company continued to lease the space on a month-to-month basis through December 31, 2022. The Company incurred rent expense in the amount of $0.1 million for the year ended December 31, 2022.
The Company had a contract manufacturing agreement with Fitzgerald Manufacturing Partners to provide manufacturing services, which was terminated during June 2023. The owner of Fitzgerald Manufacturing Partners is a stockholder of the Company. The Company also has lease agreements with Fitzgerald Manufacturing Partners. During the years ended December 31, 2023 and 2022, the Company incurred rent expense of $0.7 million and $0.7 million, respectively, related to these agreements.
Note 16 — Income Taxes

Loss before provision for income taxes for the years ended December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
U.S.	$(75,822)	$(73,317)
Foreign	—	—
Loss before provision for income taxes	$(75,822)	$(73,317)

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statement
The income tax expense for the years ended December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Current:
Federal	$—	$—
State	21	8
Foreign	—	—
Total current income tax expense	$21	$8
Deferred:
Federal	$—	$—
State	—	—
Foreign	—	—
Total deferred income tax expense	—	—
Income tax expense	$21	$8

The reconciliation between the provision for income tax expense and the amount of income tax computed by applying the U.S. federal statutory rate to income before provision for income taxes as shown in the accompanying consolidated statements of operations and other comprehensive loss for the years ended December 31, 2023 and 2022 consisted of the following:

	December 31, 2023	December 31, 2022
Tax provision at U.S. federal statutory rate	21.00%	21.00%
Nondeductible expenses	(1.62)	(0.93)
Fair value adjustments on earnout interests liability	0.14	8.22
Fair value adjustments on derivative liability	0.07	1.96
Research and development credit	1.13	3.10
State taxes, net of federal benefit	6.95	10.41
Change in valuation allowance adjustment	(27.59)	(44.79)
Other	(0.11)	1.02
Effective tax rate	(0.03)%	(0.01)%

The Company's components of deferred tax assets and liabilities for the years ended December 31, 2023 and 2022 consisted of the following (in thousands):

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statement

	December 31, 2023	December 31, 2022
Deferred tax assets:
Net operating loss carryover	$55,792	$39,061
General business and other tax credits	6,765	5,622
Capitalized research and development	8,363	5,937
Intangible assets	2,055	2,236
Fair value adjustments	—	199
Lease liabilities	1,386	1,811
Stock based compensation	607	1,092
Business interest limitation	56	—
Inventories	1,298	1,815
Other non-current deferred tax assets	1,106	932
Subtotal	77,428	58,705
Valuation allowance	(75,306)	(54,572)
Total	$2,122	$4,133

Deferred tax liabilities:
Fixed assets	$(567)	$(998)
Operating lease right-of-use asset	(1,338)	(1,770)
Other non-current deferred tax liabilities	(217)	(1,365)
Total	$(2,122)	$(4,133)

Net deferred tax asset	$—	$—

The Company has recorded a full valuation allowance as of December 31, 2023 and 2022 since, in the judgement of management given the Company’s history of losses, the realization of these deferred tax assets was not considered more likely than not. The valuation allowance was $75.3 million and $54.6 million as of December 31, 2023 and 2022, respectively, with increases attributable to the current year’s provision. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment.

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

As of December 31, 2023, the Company had net operating loss carryforwards of $429.6 million. This consists of approximately $197.3 million of federal net operating losses and approximately $232.3 million of state net operating losses. The federal net operating losses have an indefinite carryforward period, and the state net operating losses may expire between 2036 and 2043.

As of December 31, 2023, the Company had research and development credit carryforwards of $7.4 million. This consists of approximately $4.6 million federal research and development credits, which will begin to expire in 2041, and approximately $2.8 million California research and development credits, which do not expire.

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statement
The Company is subject to taxation and files income tax returns with the U.S. federal government and various states. The Company currently is not under audit by the Internal Revenue Service. The Company’s 2020 California state return is currently under audit by the California Franchise Tax Board, but the Company doesn’t believe there are any uncertain tax benefits that should be reserved. The Company currently is not under audit by any other tax authorities. The Company generally is not subject to examination for tax years prior to 2018.

The Company had no unrecognized tax benefits for the years ended December 31, 2023 and 2022. Interest and penalties related to unrecognized tax benefits are recognized in operating expenses. No such interest and penalties were recognized during the years ended December 31, 2023 and 2022. The Company does not expect the amount of unrecognized tax benefits will materially change in the next twelve months.

As a result of changes made by the Tax Cuts and Jobs Act of 2017, that became effective as of January 1, 2022, the Company is now required to capitalize for tax purposes certain research and development expenses, and amortize domestic expenses over a 5 year period and foreign expenses over a 15 year period, resulting in a deferred tax asset for the capitalized amounts.

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

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, other current liabilities, warrants, earn-out shares liability, convertible debt and the associated derivative liability. The fair value of cash and accounts receivable approximates carrying value due to their short-term maturity.

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

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statement
Assets and liabilities carried at fair value on a recurring basis as of December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and Cash Equivalents(1):
Money market funds	$2,917	$2,917	$—	$—
Total Financial Assets	$2,917	$2,917	$—	$—

Financial Liabilities:
Private Placement Warrants	$4	$—	$4	$—
Public Warrants	391	391	—	—
Contingent Earn-out Shares liability	39	—	—	39
Total Financial Liabilities	$434	$391	$4	$39

	December 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and Cash Equivalents(1):
Money market funds	$22,481	$22,481	$—	$—
Corporate debt security	2,199	2,199	—	—
	$24,680	$24,680	$—	$—
Short-Term Investments:
U.S. treasuries	$2,181	$2,181	$—	$—
Corporate debt security	39,564	—	39,564	—
Asset-backed security and other	5,248	—	5,248	—
Non-U.S. government and supranational bonds	3,655	—	3,655	—
	$50,648	$2,181	$48,467	$—
Total Financial Assets	$75,328	$26,861	$48,467	$—

Financial Liabilities:
Private Placement Warrants	$7	$—	7	$—
Public Warrants	654	654	—	—
Derivative Liabilities	405	—	—	405
Contingent Earn-out Shares liability	564	—	—	564
Total Financial Liabilities	$1,630	$654	$7	$969

____________
(1) Included in total cash and cash equivalents on the Consolidated Balance Sheets.

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statement
The changes in the fair value of Level 3 financial liabilities during the year ended December 31, 2023 consisted of the following (in thousands):

	Derivative Liabilities on Convertible Debentures	Contingent Earn-out Shares Liability
Fair value at December 31, 2022	$405	$564
Recognition of earn-out RSUs	—	(6)
Change in fair value during the period	(405)	(519)
Fair value at December 31, 2023	$—	$39
Significant unobservable inputs related to Level 3 earn-out shares liability consisted of the following:

	December 31, 2023	December 31, 2022
Stock price	$7.98	$13.29
Stock price volatility	80%	80%
Expected term	2.64 years	3.64 years
Risk-free interest rate	4.1%	4.2%

Significant unobservable inputs related to Level 3 derivative liabilities consisted of the following as of December 31, 2022:

Stock price	$13.29
Stock price volatility	80%
Expected term	0.86 years
Risk-free interest rate	4.60%

Note 18 — Net Loss per Share

Basic and diluted net loss per share for the years ended December 31, 2023 and 2022 consisted of the following (in thousands, except for per share amounts):

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statement

	December 31, 2023	December 31, 2022
Numerator:
Net loss	$(75,843)	$(73,325)
Net loss income attributable to common stockholders, basic	(75,843)	(73,325)
Change in fair value of derivative liabilities, net of tax	—	7,350
Interest expense on convertible debentures, net of tax	—	(3,267)
Net loss income attributable to common stockholders, diluted(1)	(75,843)	(77,408)
Denominator:
Basic (2)
Weighted average common shares outstanding — basic	5,787	5,508
Basic net loss per share	$(13.11)	$(13.31)
Diluted (2)
Weighted average common shares outstanding from above	5,787	5,508
Add: dilutive effect of convertible debentures	—	304
Weighted average common shares outstanding	5,787	5,812
Diluted net loss per share	$(13.11)	$(13.32)
____________
(1) Net loss attributable to common stockholders, diluted during the year ended December 31, 2023, excludes adjustments related to the change in fair value of derivative liabilities, interest expense and amortization of discounts and issuance costs related to Convertible Debentures. Additionally, weighted average common shares outstanding, diluted as of the year ended December 31, 2023 excludes the if-converted shares related to Convertible Debentures. These adjustments were excluded from the calculation of diluted net loss per share as they would have an antidilutive effect (see Note 8 - Convertible Notes).

(2) Shares have been retrospectively adjusted for the 1-for-30 reverse stock split that occurred on December 6, 2023.

Potential ending shares outstanding that were excluded from the computation of diluted net loss per share because their effect was anti-dilutive in December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Contingent earn-out shares	547	547
Common stock public and private warrants	18,833	18,833
Restricted stock units	603	343
Stock options	23	52
If-converted common stock from convertible debt	280	280
Note 19 — Subsequent Events
ElectraMeccanica Acquisition
On January 11, 2024, the Company and ElectraMeccanica entered into the Arrangement Agreement, pursuant to which the Company acquired all of the issued and outstanding common shares of ElectraMeccanica pursuant to the Plan of Arrangement under the Business Corporations Act (British Columbia).

Subject to the terms and conditions set forth in the Arrangement Agreement and the Plan of Arrangement, each ElectraMeccanica Share outstanding immediately prior to the effective time of the Arrangement (other than the shares held by ElectraMeccanica shareholders who have exercised rights of dissent in respect of the Arrangement) would be transferred to the Company in exchange for such number of shares of the Company’s Common Stock, as provided for in the Arrangement Agreement.

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statement
The Arrangement was consummated on March 26, 2024. Subject to the terms and conditions set forth in the Arrangement Agreement and the Plan of Arrangement, on March 26, 2024, each ElectraMeccanica Share outstanding immediately prior to the effective time of the Arrangement was converted automatically into the right to receive 0.0143739 of a share of our Common Stock, for total consideration of 1,766,388 shares of Common Stock. The Company’s liquidity will be supplemented by accessing ElectraMeccanica's cash balance, which was estimated to be approximately $48.0 million as of the effective date of the Arrangement.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out evaluations of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon each of their evaluations, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at the reasonable assurance level for the year ended December 31, 2023 due to the material weaknesses in our internal control over financial reporting discussed below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 and, in making this assessment, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Management believes that, as of December 31, 2023, our internal controls over financial reporting were not effective due to the material weaknesses in internal control over financial reporting as described below.

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

We identified material weaknesses in internal controls related to the ineffective operation of controls related to inventory management and revenue recognition. As a result of these material weaknesses, management performed additional analysis as deemed necessary to ensure that our financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Notwithstanding these material weaknesses, management has concluded that our audited consolidated financial statements included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented therein.
Remediation of Material Weaknesses in Internal Control Over Financial Reporting

In order to remediate the material weaknesses in internal control over financial reporting related to the ineffective operation of controls related to inventory management and revenue recognition, management is implementing financial reporting control changes. Management is implementing remediation steps to improve its disclosure controls and procedures and its internal controls over financial reporting, including further documenting and implementing control procedures to address the identified risks of material misstatements, and implementing monitoring activities over such control procedures. We believe we are on schedule to remediate the material weaknesses during the year ended December 31, 2024. Remediation efforts to date include the following:

•Adding additional internal controls over the inventory and revenue processes
•Partnering with external consultants specializing in public company control compliance, to assess and implement additional controls over the inventory and revenue processes

To further remediate the material weaknesses, management, including the Chief Executive Officer and Chief Financial Officer, have reaffirmed and reemphasized the importance of internal controls, control consciousness and a strong control environment. We also expect to continue to review, optimize and enhance our financial reporting controls and procedures. These material weaknesses will not be considered remediated until the applicable remediated control operates for a sufficient period of time and management has concluded, through testing, that this enhanced control is operating effectively.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information
Insider Trading Arrangements
During the three months ended December 31, 2023, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions, or written plans for the purchase or sale of our securities set forth in the table below:

	Date	Action	Rule 10b5-1(1)	Expiration Date	Total Shares of Common Stock to be Sold
Dakota Semler(2) Chief Executive Officer, Chairman	12/7/2023	Adoption	X	3/6/2025	695,794
Giordano Sordoni Chief Operating Officer, Director	12/7/2023	Adoption	X	3/6/2025	512,115
Christen Romero General Counsel	12/7/2023	Adoption	X	3/6/2025	16,000
____________
(1) Contract, instruction, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(2) Including 606,827 shares subject to the Rule 10b5-1 trading arrangement adopted by Emerald Green Trust, of which Mr. Semler is a beneficiary, and which is intended to be treated as a single plan with the Rule 10b5-1 trading arrangement adopted by Mr. Semler on the same date.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2023 and delivered to stockholders in connection with our 2024 annual meeting of stockholders.

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

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2023 and delivered to stockholders in connection with our 2024 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2023 and delivered to stockholders in connection with our 2024 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2023 and delivered to stockholders in connection with our 2024 annual meeting of stockholders.
Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2023 and delivered to stockholders in connection with our 2024 annual meeting of stockholders.

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
2.3
Arrangement Agreement by and between Xos, Inc. and ElectraMeccanica Vehicles Corp., dated as of January 11, 2024 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on January 12, 2024).

2.4
Amendment Agreement by and between Xos, Inc. and ElectraMeccanica Vehicles Corp., dated as of January 31, 2024 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on February 1, 2024).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 26, 2021).
3.2	Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on December 6, 2023).
3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on August 26, 2021).
4.1	Form of Specimen Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on August 26, 2021).
4.2	Form of Warrant Certificate of the Company (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on August 26, 2021).
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
4.7
First Amendment to the Convertible Debentures, dated June 22, 2023, between Xos, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on June 23, 2023).

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

Exhibit Number	Description
10.11#	Offer Letter between Liana Pogosyan and Xos, Inc., dated January 5, 2022 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on August 11, 2023).
10.12#
Amendment to Offer Letter between Liana Pogosyan and Xos, Inc., dated November 21, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 22, 2023).

10.13#
Offer Letter between Christen Romero and Xos, Inc. (now known as Xos Fleet, Inc.), dated December 6, 2020 (incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K filed on March 30, 2022).

10.14#	Amendment to Offer Letter between Christen Romero and Xos, Inc., dated November 21, 2023.
10.15
Lease between Legacy Xos and RIF V – Glendale Commerce Center, LLC, dated August 6, 2021 (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 filed on September 13, 2021).

10.16
Standby Equity Purchase Agreement, dated March 23, 2022 between Xos, Inc. and YA II PN, LTD (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 28, 2022).

10.17
First Amendment to Standby Equity Purchase Agreement, dated June 22, 2023, between Xos, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 23, 2023).

10.18
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

10.20
Side Letter to the Securities Purchase Agreement, dated June 22, 2023, between Xos, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 23, 2023).

10.21
Registration Rights Agreement, dated as of August 9, 2022, by and between Xos, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 11, 2022).

10.22
Form of Voting Support and Lock-Up Agreement, dated as of January 11, 2024, by and between Xos, Inc. and certain holders of shares of common stock of Xos, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 12, 2024).

10.23
Form of Voting Support and Lock-Up Agreement, dated as of January 11, 2024, by and between Xos, Inc. and certain holders of shares of common stock of ElectraMeccanica Vehicles Corp. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 12, 2024).

16.1
Letter from WithumSmith+Brown, PC to the Securities and Exchange Commission, dated May 26, 2022 (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed on May 26, 2022).

21.1	List of Subsidiaries.
23.1	Consent of Grant Thornton LLP.
24.1	Power of Attorney (included on signature page hereto).
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
97.1	Xos, Inc. Incentive Compensation Recoupment Policy effective as of November 15, 2023.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
____________
+ Schedules and exhibits have been omitted pursuant to Item 601 (b)(2) of Regulation S-K. The Registrant agrees to furnish supple mentally copy of any omitted schedule or exhibit to the SEC upon request.
# Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2024.

XOS, INC.
By:	/s/ Dakota Semler
Name:	Dakota Semler
Title:	Chief Executive Officer (Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Dakota Semler and Liana Pogosyan, and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments and supplements to this Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dakota Semler	Chief Executive Officer, Chairman (Principal Executive Officer)	March 29, 2024
Dakota Semler

/s/ Liana Pogosyan	Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2024
Liana Pogosyan

/s/ Giordano Sordoni	Chief Operating Officer, Director	March 29, 2024
Giordano Sordoni

/s/ Alice K. Jackson	Director	March 29, 2024
Alice K. Jackson

/s/ Stuart Bernstein	Director	March 29, 2024
Stuart Bernstein

Director
Luisa Ingargiola

/s/ George N. Mattson	Director	March 29, 2024
George N. Mattson

Director
Dietmar Ostermann

/s/ Ed Rapp	Director	March 29, 2024
Ed Rapp

Director
Michael Richardson