Form 10-Q
period 2024-03-31
Xos, Inc.
filed 2024-05-15
CIK 1819493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  __________ to __________
Commission file number 001-39598
XOS, INC.
______________________________________________________________________________
(Exact name of registrant as specified in its charter)

Delaware	98-1550505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3550 Tyburn Street Los Angeles, CA	90065
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (818) 316-1890

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, $0.0001 par value per share	XOS	The Nasdaq Capital Market
Warrants, every thirty warrants exercisable for one share of Common Stock at an exercise price of $345.00 per share	XOSWW	The Nasdaq Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No  ☒
The registrant had outstanding 7,873,364 shares of Common Stock, $0.0001 par value as of May 10, 2024.

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
A discussion of these and other factors affecting our business and prospects is set forth in Part II, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2024 (the “2023 Form 10-K”). We encourage investors to review these risk factors.
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
•“Public Warrants” means the redeemable warrants to purchase shares of Common Stock at an exercise price of $345 per share originally issued in connection with the Initial Public Offering;
•“Sponsor” means NextGen’s sponsor, NextGen Sponsor LLC;
•“Warrants” means Private Placement Warrants and Public Warrants;
•“X-Pack” means our proprietary battery system;
•“X-Platform” means our proprietary, purpose-built vehicle chassis platform; and
•“Xosphere” means our proprietary fleet management platform.

Item 1.    Financial Statements

Xos, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
Unaudited
(in thousands, except par value)

	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$46,168	$11,640
Restricted cash	1,115	—
Accounts receivable, net	20,320	15,142
Inventories	36,621	37,843
Prepaid expenses and other current assets	8,577	7,070
Total current assets	112,801	71,695
Property and equipment, net	13,638	14,660
Operating lease right-of-use assets, net	4,587	4,991
Other non-current assets	3,954	2,338
Total assets	$134,980	$93,684

Liabilities and Stockholders’ Equity
Accounts payable	$2,272	$2,756
Other current liabilities	20,033	16,817
Total current liabilities	22,305	19,573
Convertible debt, non-current	19,932	19,920
Earn-out shares liability	42	39
Common stock warrant liability	563	395
Other non-current liabilities	24,332	8,561
Total liabilities	67,174	48,488
Commitments and contingencies (Note 13)
Stockholders’ Equity
Common Stock $0.0001 par value, authorized 1,000,000 shares, 7,750 and 5,941 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	1	1
Preferred Stock $0.0001 par value, authorized 10,000 shares, 0 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	232,069	198,456
Accumulated deficit	(164,264)	(153,261)
Total stockholders’ equity	67,806	45,196
Total liabilities and stockholders’ equity	$134,980	$93,684

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Xos, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
Unaudited
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenues	$13,162	$4,697
Cost of goods sold	10,374	5,574
Gross profit (loss)	2,788	(877)

Operating expenses
General and administrative	8,959	11,599
Research and development	3,074	5,749
Sales and marketing	998	1,804
Total operating expenses	13,031	19,152

Loss from operations	(10,243)	(20,029)

Other expense, net	(584)	(4,151)
Change in fair value of derivative instruments	(168)	(97)
Change in fair value of earn-out shares liability	(3)	(52)
Loss before provision for income taxes	(10,998)	(24,329)
Provision for income taxes	5	2
Net loss	$(11,003)	$(24,331)

Other comprehensive loss
Marketable debt securities, available-for-sale
Change in net unrealized gain, net of tax of $0, for the three months ended March 31, 2024 and 2023	—	402
Total comprehensive loss	$(11,003)	$(23,929)

Net loss per share (1)
Basic	$(1.80)	$(4.32)
Diluted	$(1.80)	$(4.32)
Weighted average shares outstanding (1)
Basic	6,108	5,628
Diluted	6,108	5,628

(1) Shares for the three months ended March 31, 2023 have been retrospectively adjusted for the 1-for-30 reverse stock split that occurred on December 6, 2023.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Xos, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
Unaudited
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares (1)	Par Value

Balance at December 31, 2022	5,627	$1	$190,231	$(77,418)	$(739)	$112,075
Stock based compensation expense	—	—	1,987	—	—	1,987
Issuance of common stock for vesting of restricted stock units	53	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	(19)	—	(382)	—	—	(382)
Net and comprehensive income (loss)	—	—	—	(24,331)	402	(23,929)
Balance at March 31, 2023	5,661	$1	$191,836	$(101,749)	$(337)	$89,751

(1) Shares have been retrospectively adjusted for the 1-for-30 reverse stock split that occurred on December 6, 2023.

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value

Balance at December 31, 2023	5,941	$1	$198,456	$(153,261)	$—	$45,196
Stock options exercised	21	—	—	—	—	—
Stock based compensation expense	—	—	1,968	—	—	1,968
Issuance of common stock for vesting of restricted stock units	30	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	(14)	—	(258)	—	—	(258)
Issuance of common stock for ElectraMeccanica acquisition	1,766	—	31,856	—	—	31,856
Issuance of common stock for commitment shares under the Standby Equity Purchase Agreement	6	—	47	—	—	47
Net and comprehensive loss	—	—	—	(11,003)	—	(11,003)
Balance at March 31, 2024	7,750	$1	$232,069	$(164,264)	$—	$67,806

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Xos, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Unaudited
(in thousands, unaudited)

	Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES:
Net loss	$(11,003)	$(24,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	913	1,000
Amortization of right-of-use assets	404	383
Amortization of debt discounts and issuance costs	12	1,798
Amortization of insurance premiums	725	1,218
Inventory reserve	(803)	(471)
Impairment of assets held for sale	—	1,039
Change in fair value of derivative instruments	168	97
Change in fair value of earn-out shares liability	3	52
Net realized losses on marketable debt securities, available-for-sale	—	91
Stock-based compensation expense	2,006	2,012
Other non-cash items	430	(475)
Changes in operating assets and liabilities:
Accounts receivable	(5,198)	1,268
Inventories	2,110	1,064
Prepaid expenses and other current assets	(1,104)	(1,791)
Other assets	120	(222)
Accounts payable	(1,272)	635
Other liabilities	(2,100)	1,307
Net cash used in operating activities	(14,589)	(15,326)

INVESTING ACTIVITIES:
Purchase of property and equipment	(30)	(253)
Proceeds from sales and maturities of marketable debt securities, available-for-sale	—	23,065
Net cash acquired in acquisition of ElectraMeccanica Vehicles Corp.	51,355	—
Net cash provided by investing activities	51,325	22,812

FINANCING ACTIVITIES:
Principal payment of equipment leases	(569)	(600)
Proceeds from short-term insurance financing note	451	2,187
Payment for short-term insurance financing note	(764)	(1,427)
Payments of convertible notes and prepayment premiums	—	(9,450)
Taxes paid related to net share settlement of stock-based awards	(258)	(382)
Proceeds from issuance of common stock under Standby Equity Purchase Agreement	47	—
Net cash used in financing activities	(1,093)	(9,672)

Net increase (decrease) in cash, cash equivalents and restricted cash	35,643	(2,186)
Cash, cash equivalents and restricted cash, beginning of period	11,640	38,675
Cash, cash equivalents and restricted cash, end of period	$47,283	$36,489

Reconciliation of Cash, Cash Equivalents and Restricted Cash to Unaudited Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$46,168	$36,489
Restricted cash	1,115	—
Total cash, cash equivalents and restricted cash	$47,283	$36,489

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$980
Cash paid for income taxes	$16	$—
Supplemental disclosure of non-cash investing and financing activities
Purchase of property and equipment in accounts payable	$(16)	$2
Net assets acquired in acquisition of ElectraMeccanica Vehicles Corp.	$54,630	—
Xos common stock issued in exchange for ElectraMeccanica Vehicles Corp.	$(31,856)	—

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
ElectraMeccanica Acquisition
On January 11, 2024, the Company and ElectraMeccanica Vehicles Corp. (“ElectraMeccanica”) entered into an arrangement agreement, as amended on January 31, 2024 (the “Arrangement Agreement”), pursuant to which the Company acquired all of the issued and outstanding common shares of ElectraMeccanica pursuant to a plan of arrangement (the “Plan of Arrangement”) under the Business Corporations Act (British Columbia) (the “Arrangement”).
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
The Arrangement was consummated on March 26, 2024. Subject to the terms and conditions set forth in the Arrangement Agreement and the Plan of Arrangement, on March 26, 2024, each ElectraMeccanica Share outstanding immediately prior to the effective time of the Arrangement was converted automatically into the right to receive 0.0143739 of a share of the Company’s Common Stock, for total consideration of 1,766,388 shares of Common Stock. The Company’s liquidity will be supplemented by accessing ElectraMeccanica's cash balance, which was approximately $50.2 million (excluding severance related costs paid at closing) as of the effective date of the Arrangement.
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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
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
Liquidity
As an early stage growth company, the Company has incurred net losses and cash outflows since its inception. The Company will continue to incur net losses and cash outflows in accordance with its operating plan as the Company continues to scale its operations to meet anticipated demand and establish its Fleet-as-a-Service offering. As a result, the Company’s ability to access capital is critical and until the Company can generate sufficient revenue to cover its operating expenses, working capital and capital expenditures, the Company will need to raise additional capital in order to fund and scale its operations. The Company may raise additional capital through a combination of debt financing, other non-dilutive financing and/or equity financing, including through asset-based lending and/or receivable financing. The Company’s ability to raise or access capital when needed is not assured and, if capital is not available to the Company when, and in the amounts, needed, the Company could be required to delay, scale back or abandon some or all of its development programs and other operations, which could materially harm its business, prospects, financial condition and operating results. Global general economic conditions continue to be unpredictable and challenging in many sectors, with disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the effects of potential recessions, rising inflation rates, including potential bank failures, supply chain disruption, fuel prices, international currency fluctuations, and geopolitical events such as local and national elections, corruption, political instability and acts of war or military conflict including repercussions of the wars between Russia and Ukraine and in Israel, or terrorism.
As of March 31, 2024, the Company’s principal sources of liquidity were its cash and cash equivalents aggregating to $46.2 million. Cash and cash equivalents as of March 31, 2024 reflects the consummation of the Arrangement with ElectraMeccanica on March 26, 2024. The Company’s short- and long-term uses of cash are for working capital and to pay interest and principal on its debt. The Company has incurred losses since inception and had negative cash flow from operating activities of $14.6 million and $15.3 million for the three months ended March 31, 2024 and March 31, 2023, respectively, and $39.3 million for the year ended December 31, 2023.
As an early-stage growth company, the Company's ability to access capital is critical. The Company has secured and intends to employ various strategies to obtain the required funding for future operations such as continuing to access capital through the Yorkville SEPA (defined below in Note 9 - Equity) and other capital raising strategies such as debt financing, other non-dilutive financing and/or equity financing, including through asset-based lending and/or receivable financing. The consolidated financial information does not include any adjustments that might result from the outcome of this uncertainty. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

In response to these conditions, the Company is currently evaluating different strategies to obtain the required funding for future operations. The Company has plans to secure and intend to employ various strategies to raise additional capital, such as through the SEPA and other capital raising strategies such as a combination of debt financing, other non-dilutive financing and/or equity financing, including through asset-based lending and/or receivable financing. However, the ability to access the SEPA is dependent on trading volumes and the market price of Xos’ Common Stock. Furthermore, the Company's access to capital under the SEPA is not available as of the date of this filing and will not be available until the Company files with the SEC a post-effective amendment to the Registration Statement on Form S-1 filed on July 27, 2023. Additionally, collection on the Company’s outstanding accounts receivable will provide additional source of liquidity.

Based on the Company’s ability to raise funds through the strategies described above, the consummation of the Arrangement with ElectraMeccanica and Xos’ cash and cash equivalents as of March 31, 2024, the Company has concluded that it is probable that such proceeds would provide sufficient liquidity to complete the integration of ElectraMeccanica and fund

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
operations for the next twelve months following the date of this Report. As a result, it is probable that Xos’ plans alleviate the substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of the condensed consolidated interim financial statements.
Supply Chain Disruptions
While the Company’s ability to source certain critical inventory items has been steadily improving since prior years, it is still experiencing long-standing negative effects from global economic conditions, and expects such effects to continue in varying degrees for the foreseeable future. The Company has also observed, and expects to be impacted by, sporadic and unpredictable shortages for specific components, primarily in power electronics and harnesses, and disruptions to the supply of components. Fluctuating fuel prices and geopolitical conflicts have compounded ongoing supply and demand pressures for shipping, resulting in port congestion, higher freight fees and longer transit times.

Despite these disruptions, the Company’s supply chain team continues to employ mitigating strategies to effectively source inventory for its vehicles. The team has continued working with vendors to find alternative solutions to overcome these constraints and, where appropriate, working to find alternate sources of supply for critical components, including placing orders in advance of projected need to ensure availability of materials in time to meet growing production plans.

Note 2— Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements
The following is a summary of the significant accounting policies consistently applied in the preparation of the accompanying unaudited condensed consolidated financial statements:
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. They do not include all of the information and footnotes required by U.S. GAAP for complete audited financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
In the opinion of management, all adjustments (primarily consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022 presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 29, 2024.
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
Accounts Receivable, Net
The Company records unsecured and non-interest bearing accounts receivable at the gross invoice amount, net of any allowance for expected credit losses. The Company maintains its allowance for expected credit losses at a level considered adequate to

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
provide for potential account losses on the balance based on management’s evaluation of past losses, current customer conditions, and the anticipated impact of current economic conditions. The Company recorded an allowance for expected credit losses of $82,000 and $62,000 as of March 31, 2024 and December 31, 2023, respectively.

Warranty Liability
The Company provides customers with a product warranty that assures that the products meet standard specifications and are free for periods typically between 2 to 5 years. The Company accrues warranty reserve for the products sold, which includes its best estimate of the projected costs to repair or replace items under warranties and recalls if identified. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain given the Company’s relatively short history of sales, and changes to its historical or projected warranty experience may cause material changes to the warranty reserve in the future. Claims incurred under the Company’s standard product warranty programs are recorded based on open claims. The Company recorded warranty liability within other current liabilities in the consolidated balance sheets as of March 31, 2024 and December 31, 2023.
The reconciliation of the change in the Company’s product liability balances during the three months ended March 31, 2024 and 2023 consisted of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Warranty liability, beginning of period	$1,306	$1,099
Reduction in liability (payments)	(522)	(216)
Increase in liability	415	272
Warranty liability, end of period	$1,199	$1,155

Concentrations of Credit and Business Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of March 31, 2024 and 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
During the three months ended March 31, 2024, one customer accounted for 52% of the Company’s revenues. During the three months ended March 31, 2023, one customer accounted for 82% of the Company’s revenues. As of March 31, 2024, two customers accounted for 36% and 10% of the Company’s accounts receivable. As of December 31, 2023, one customer accounted for 52% of the Company’s accounts receivable.
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
Defined Contribution Plan

We have a 401(k) savings plan that is intended to qualify as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) savings plan, participating employees are auto enrolled to 3% of their eligible compensation, subject to certain limitations. We did not make any contributions to the 401(k) savings plan during the three months ended March 31, 2024 and 2023.

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

Note 3— Revenue Recognition
Disaggregated revenues by major source for the three months ended March 31, 2024 and 2023 consisted of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Product and service revenue
Stepvans & vehicle incentives(1)	$11,585	$4,262
Powertrains	422	5
Fleet-as-a-Service	628	166
Total product revenue	12,635	4,433
Ancillary revenue	527	264
Total revenues	$13,162	$4,697
___________
(1)Amounts are net of returns and allowances. Stepvans & vehicle incentives includes revenue generated from leasing.
Note 4 — Acquisition of ElectraMeccanica

On March 26, 2024, Xos completed the acquisition of all of the issued and outstanding common shares of ElectraMeccanica, in exchange for the issuance of 1,766,388 Xos common stock with par value of $0.0001. The transfer of common shares resulted in approximately 79% and 21% ownership of Xos by Xos stockholders and ElectraMeccanica shareholders, respectively. The Company accounted for the acquisition of ElectraMeccanica as an asset acquisition in accordance with Accounting Standards Codification Topic 805-50, Acquisition of Assets Rather than a Business, because the acquired set of assets and activities does not include a substantive process. Therefore, the acquired set of assets and activities does not meet the definition of a business. This determination was made with key judgments including the following:

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
•ElectraMeccanica has discontinued, recalled, and repurchased all previously sold three-wheeled electric vehicles (the “SOLO”), because of a loss of propulsion issue that resulted in the vehicles being under a “do not drive” order from the National Highway Traffic Safety Association. All in-process research and development (“IPR&D”) projects to commercialize the SOLO or a new four-wheeled electric (the “E4”) have been terminated by ElectraMecannica. The IPR&D related to SOLO and E4 has nominal value and require significant time, cost, and engineering efforts to commercialize.

•The majority of the assembled workforce is performing administrative tasks or working on the destruction of the remaining inventory and closing of leased facilities. The acquired assembled workforce does not contain sufficient engineers with the knowledge and skill set to commercialize ElectraMeccanica’s terminated IPR&D projects.

Accordingly, the purchase consideration provided by Xos to effect the acquisition has been allocated to the acquired assets and assumed liabilities based upon their relative fair values. The following table summarizes the acquisition of ElectraMeccanica on March 26, 2024:

Purchase consideration (1)	$(35,588)

Assets acquired
Cash and cash equivalents	$50,240
Restricted cash	1,115
Prepaid expenses and other current assets	1,539
Other non-current assets	1,736
Total identifiable assets acquired	$54,630

Liabilities assumed
Accounts payable	$(804)
Other current liabilities (2)	(1,903)
Other non-current liabilities (2)	(16,335)
Total liabilities assumed	$(19,042)

Net assets acquired and liabilities assumed	$35,588

(1) As a result of the asset acquisition accounting, the transaction costs associated with the acquisition of $3.7 million are included in the costs of the assets acquired and allocated amongst qualifying assets using the relative fair value basis. The transaction costs primarily included financial advisor fees, accounting, and legal expenses.
(2) The Company assumed two lease facilities in connection with the ElectraMeccanica acquisition which are reflected in other current liabilities and other non-current liabilities of approximately $1.2 million and $16.0 million, respectively.

The Company recognized $2.0 million of severance related expenses in general and administrative expense in its condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2024.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Note 5 — Inventories
Inventory amounted to $36.6 million and $37.8 million, respectively, as of March 31, 2024 and December 31, 2023 and consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$29,498	$30,357
Work in process	4,169	3,033
Finished goods	2,954	4,453
Total inventories	$36,621	$37,843
Inventories as of March 31, 2024 and December 31, 2023 were comprised of raw materials, work in process related to the production of vehicles for sale and finished goods inventory including vehicles in transit to fulfill customer orders, new vehicles, new vehicles awaiting final pre-delivery quality review inspection, and Energy Services products available for sale.

Note 6 — Selected Balance Sheet Data
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaid inventories	$2,473	$1,745
Prepaid expenses and other(1)	4,328	2,796
Contract assets	400	811
Financed insurance premiums	968	1,310
Assets held for sale	408	408
Total prepaid expenses and other current assets	$8,577	$7,070
____________
(1) Primarily relates to assets acquired in connection with the ElectraMeccanica acquisition, prepaid licenses and subscriptions, prepaid insurance and other receivables.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Other Current Liabilities
Other current liabilities as of March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued expenses and other (1)	$10,428	$7,435
Contract liabilities	332	690
Customer deposits	2,113	2,364
Warranty liability	1,199	1,306
Equipment notes payable, current	363	350
Short-term insurance financing notes	690	1,003
Operating lease liabilities, current	2,862	1,664
Finance lease liabilities, current	2,046	2,005
Total	$20,033	$16,817
____________
(1) Primarily relates to the liabilities assumed in connection with the ElectraMeccanica acquisition, accrued inventory purchases, personnel costs, wages, health benefits, vacation and other accruals.
Revenue recognized from the customer deposits balance for the three months ended March 31, 2024 and 2023 was $0.3 million and $0.2 million, respectively. Revenue recognized for the year ended December 31, 2023 from the customer deposits balance as of December 31, 2022 was $0.4 million.
Other Non-Current Liabilities
Other non-current liabilities as of March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued interest expense and other	$3,777	$2,985
Equipment notes payable, non-current	497	593
Operating lease liabilities, non-current	19,113	3,511
Finance lease liabilities, non-current	945	1,472
Total other non-current liabilities	$24,332	$8,561

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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
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
As of March 31, 2024 and December 31, 2023, the fair value of the Earn-out Shares liability was estimated to be $42,000 and $39,000, respectively. The Company recognized a loss on the change in fair value in Earn-out Shares liability of $3,000 and $52,000 in its condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2024 and 2023, respectively.
The allocated fair value to the Earn-out RSU component, which is covered by ASU 718, Compensation — Stock Compensation, is recognized as stock-based compensation expense over the vesting period commencing on the grant date of the award.
Note 8 — Convertible Notes
Convertible Debentures
On August 9, 2022, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with YA II PN, Ltd. (“Yorkville”) for the issuance of convertible debentures, convertible into shares of Common Stock subject to certain conditions and limitations, in the principal amount of up to $35 million. Such convertible debentures were amended on June 22, 2023 (as amended, the “Convertible Debentures”). On August 11, 2022, pursuant to the Securities Purchase Agreement, the Company sold and issued a Convertible Debenture to Yorkville in the principal amount of $20.0 million. On September 21, 2022, pursuant to the Securities Purchase Agreement, the Company sold and issued an additional Convertible Debenture to Yorkville in the principal amount of $15.0 million. Yorkville used commercially reasonable efforts to convert $2.0 million during each 30-day period beginning on September 9, 2022, provided that certain conditions were satisfied as of each such period.
The Convertible Debentures incurred interest at an annual rate of 6%, payable at maturity. Pursuant to the terms of the Securities Purchase Agreement, in July 2023, the Company elected to extend the maturity date of the Convertible Debentures

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
from November 11, 2023 to February 11, 2024. The interest rate increased to an annual rate of (i) 10% upon the occurrence and during the continuance of an event of default, and (ii) 7.5% for so long as any “Registration Event” (as defined in the Convertible Debentures) remained in effect in accordance with the Registration Rights Agreement (described below). The Convertible Debentures provided a conversion right, in which any portion of the principal amount of the debt, together with any accrued but unpaid interest, could be converted into the Common Stock at a conversion price equal to the lower of (i) $2.4733 (prior to the reverse stock split described at Note 9 - Equity, below) or (ii) 97% of the lowest daily volume weighted average price (“VWAP”) of the Common Stock during the three consecutive trading days immediately preceding the conversion (but not lower than a certain floor price (“Floor Price”) that was subject to further adjustment in accordance with the terms of the Convertible Debentures). The Floor Price at the time of payoff on December 4, 2023 was $0.59.
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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
The derivative liabilities associated with the Convertible Debentures remained in effect until such time as the underlying convertible notes were exercised or terminated (see Note 10 - Derivative Instruments). As of March 31, 2024 and December 31, 2023, there were no derivative liabilities recorded on the Company’s condensed consolidated balance sheet as the Convertible Debentures were fully repaid on December 4, 2023.
The Company received proceeds, net of a 2% original issuance discount, of $34.3 million from Yorkville. Debt issuance costs of $0.3 million were recorded at inception of the Convertible Debentures. Debt discount and issuance costs are amortized through the maturity date of the debenture using the effective interest rate method.
The Convertible Debentures were not included in the computation of either basic or diluted earnings per share (“EPS”) for the three months ended March 31, 2023 in Note 16 — Net Loss per Share, because the financial instrument did not represent participating securities. Further, the Convertible Debentures are not included in diluted EPS because the Company reported a net loss from continuing operations for the three months ended March 31, 2023; thus, including these financial instruments would have an antidilutive effect on EPS.

As of March 31, 2024 and December 31, 2023, there was no principal balance recorded as the Convertible Debentures were fully repaid on December 4, 2023. Amortization of debt discounts and issuance costs, recorded in other expense, net, for the three months ended March 31, 2024 and 2023 totaled $0.0 million and $1.8 million, respectively. The Company recorded interest expense of $0.0 million and $0.4 million in other expense, net related to the Convertible Debentures during the three months ended March 31, 2024 and 2023, respectively.
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
The Note, which matures on August 11, 2025, bears interest at a rate of 10.0% per annum, payable at maturity in validly issued, fully paid and non-assessable shares of Common Stock (“Interest Shares”), unless earlier converted or paid. If the 10-day VWAP ending on the trading day immediately prior to the applicable payment date is greater than or equal to the Nasdaq Minimum Price (as defined in the Note) or the Company has received the requisite approval from its stockholders, the number of Interest Shares to be issued will be calculated based on the 10-day; otherwise, the number of Interest Shares to be issued will be based on the Nasdaq Minimum Price. The conversion price for the Note will initially be equal to $71.451 per share, as adjusted for the Company’s 1-for-30 reverse stock split that occurred on December 6, 2023, subject to adjustment in some events pursuant to the terms of the Note. The Company will have the right, in its sole discretion and exercisable at its election by sending notice of such exercise to Aljomaih, to irrevocably fix the method of settlement that will apply to all conversions of Notes. Methods of settlement include (i) physical settlement in shares of Common Stock, (ii) cash settlement determined by multiplying the principal being converted by the 10-day VWAP ending on the trading day immediately prior to the conversion date and dividing by the conversion price, or (iii) a combination of Common Stock and cash.
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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
The Note will not be included in the computation of either basic or diluted EPS for the three months ended March 31, 2024 in Note 16 — Net Loss per Share. This financial instrument is not included in basic EPS because it does not represent participating securities. Further, the Note is not included in diluted EPS because the Company reported a net loss from continuing operations for the three months ended March 31, 2024; thus, including these financial instruments would have an antidilutive effect on EPS.
As of March 31, 2024 and December 31, 2023, the Company had a principal balance of $20.0 million outstanding, net of unamortized debt and issuance costs of $68,000 and $0.1 million, respectively. Debt issuance costs are amortized through the maturity date of the Note using the effective interest rate method. Amortization of debt issuance costs, recorded in other expense, net, for the three months ended March 31, 2024 and 2023, was immaterial. The Company recorded interest expense of $0.5 million and $0.5 million in other expense, net related to the Note during the three months ended March 31, 2024 and 2023, respectively.
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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
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

All outstanding stock options, warrants, restricted stock units, convertible debt and similar securities entitling their holders to receive or purchase shares of Common Stock will be proportionately adjusted as a result of the Reverse Stock Split, as required by the terms of each security. After giving effect to the Reverse Stock Split, with respect to the Company's warrants listed on Nasdaq under the symbol “XOSWW,” every 30 warrants outstanding immediately prior to the Reverse Stock Split are exercisable for one share of Common Stock at an exercise price of $345.00 per share, which is 30 times $11.50, the current exercise price per share.
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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
the number of shares of Common Stock included in such advance for such period that Yorkville holds such shares of common stock covered by such advance and the number of shares of Common Stock covered by such advance will not be reduced; (4) extend the commitment period to February 11, 2026 and (5) make other administrative and drafting changes.
Pursuant to Side Letter, the Company and Yorkville agreed, among other things, to remove the restriction in the Securities Purchase Agreement on the Company’s ability to effect an advance under the SEPA, subject to certain conditions while the Convertible Debentures remain outstanding. The proceeds from any advance under the SEPA will offset an equal amount outstanding under the Convertible Debentures as an optional redemption. During each calendar month, any portion of such proceeds that would result in the cumulative reduction to the outstanding principal under the Convertible Debentures by more than $3.0 million (“Excess Proceeds”) shall be split such that 75% of such Excess Proceeds is paid to the Company pursuant to the terms of the SEPA and 25% of such Excess Proceeds is applied as an optional redemption of the Convertible Debentures. Each monthly Prepayment amount under the Convertible Debentures shall be reduced by any such optional redemptions in the 30 days prior to the applicable Prepayment date. During the three months ended March 31, 2024 and 2023, the Company issued 5,500 shares and 0 shares of Common Stock under the SEPA for proceeds of $46,750 and $0, respectively.
As of March 31, 2024 and December 31, 2023, the remaining commitment available under the agreement was $119.5 million. However, our ability to fully utilize the remaining commitment amount may be limited by various factors, including, but not limited to, the availability of an effective registration statement permitting the resale of such shares of Common Stock. In particular, the Company’s access to capital under the SEPA is not available as of the date of this Report on Form 10-Q and will not be available until the Company files with the SEC a post-effective amendment to the Registration Statement on Form S-1 filed on July 27, 2023.
Note 10 — Derivative Instruments
Public and Private Placement Warrants
As of March 31, 2024, the Company had 18,633,301 Public Warrants and 199,997 Private Placement Warrants outstanding, with fair values of $0.6 million and $5,980, respectively.
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
As of March 31, 2024, there were 1,853 Options outstanding under the 2018 Stock Plan. The amount and terms of Option grants were determined by the board of directors of Legacy Xos. The Options granted under the 2018 Stock Plan generally expire within 10 years from the date of grant and generally vest over four years, at the rate of 25% on the first anniversary of the date of grant and ratably on a monthly basis over the remaining 36-month period thereafter based on continued service.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Stock option activity during the three months ended March 31, 2024 consisted of the following:

	Options	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Years	Intrinsic Value
December 31, 2023 — Options outstanding	22,512	$0.40	$0.51	0.55	$168,194
Exercised	(20,659)	0.38	0.50		141,076
March 31, 2024 — Options outstanding	1,853	$0.56	$0.63	5.79	$17,806
March 31, 2024 — Options vested and exercisable	1,654	$0.54	$0.64	5.72	$15,874
Aggregate intrinsic value represents the difference between the exercise price of the options and the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised during the three months ended March 31, 2024 and 2023 were approximately $141,076 and $800, respectively.
The Company estimates the fair value of options utilizing the Black-Scholes option pricing model, which is dependent upon several variables, including expected option term, expected volatility of the Company's share price over the expected term, expected risk-free rate and expected dividend yield rate. There were no option grants during the three months ended March 31, 2024 and 2023.
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
As of March 31, 2024, there were 439,307 shares of Common Stock available for issuance under the 2021 Equity Plan.
RSU activity during the three months ended March 31, 2024 consisted of the following:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Fair Value
December 31, 2023 — RSU outstanding	603,040	$18.97	$4,819,138
Granted	95,636	9.15	863,989
Vested	(94,428)	17.76	848,522
Forfeited	(4,845)	21.26	55,365
March 31, 2024 — RSU outstanding	599,403	$17.43	$6,146,714

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
The Company recognized stock-based compensation expense (including earn-out RSUs) in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023, totaling approximately $2.0 million and $2.0 million, respectively, which consisted of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of goods sold	$137	$129
Research and development	462	501
Sales and marketing	154	267
General and administrative	1,253	1,115
Total	$2,006	$2,012
The unamortized stock-based compensation expense was $8.0 million as of March 31, 2024, and weighted average remaining amortization period as of March 31, 2024 was 2.21 years.
The aggregate fair value of RSUs that vested was $0.8 million during the three months ended March 31, 2024.
Note 12 — Property and Equipment, net
Property and equipment, net consisted of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Equipment	$7,643	$7,629
Finance lease assets	7,974	7,974
Furniture and fixtures	173	173
Company vehicles	2,102	2,102
Leasehold improvements	1,401	1,401
Computers, software and related equipment	3,091	3,091
Construction in progress	292	292
Property and equipment, gross	22,676	22,662
Accumulated depreciation	(9,038)	(8,002)
Property and equipment, net	$13,638	$14,660
Depreciation expense during the three months ended March 31, 2024 and 2023, totaled $0.9 million and $1.0 million, respectively.
Note 13 — Commitments and Contingencies
Legal Contingencies
Legal claims may arise from time to time in the normal course of business, the results of which may have a material effect on the Company’s accompanying unaudited condensed consolidated financial statements. As of March 31, 2024 and December 31, 2023, the Company was not a party to any legal proceedings, that individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
Other Contingencies
The Company enters into non-cancellable long-term purchase orders and vendor agreements in the normal course of business. As of March 31, 2024, non-cancellable purchase commitments with two of the Company’s vendors totaled $0.7 million. Subsequent to March 31, 2024, the Company entered into non-cancellable purchase commitments with two vendors aggregating to approximately $1.0 million.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Note 14 — Related Party Transactions
The Company had a contract manufacturing agreement with Fitzgerald Manufacturing Partners to provide manufacturing services, which was terminated during June 2023. The owner of Fitzgerald Manufacturing Partners is a stockholder of the Company. The Company also has lease agreements with Fitzgerald Manufacturing Partners. For the three months ended March 31, 2024 and 2023, the Company incurred rent expense of $0.2 million and $0.2 million, respectively, related to these agreements.
Note 15 — Income Taxes
The effective tax rate during the three months ended March 31, 2024 and 2023 was (0.04)% and (0.01)%, respectively. State taxes coupled with losses not benefited resulted in an effective tax rate below the statutory tax rate of 21% for the three months ended March 31, 2024.
The Company acquired ElectraMeccanica on March 26, 2024 through a stock acquisition. The Company considered ElectraMeccanica’s operations for income tax purposes and deemed the net impact to the provision for income taxes for the three months ended March 31, 2024 immaterial.
The Company recognizes tax benefits related to positions taken, or expected to be taken, on its tax returns, only if the positions are "more-likely-than-not" sustainable. Once this threshold has been met, the Company's measurement of its expected tax benefits is recognized in its financial statements. The Company does not have any uncertain tax positions that meet this threshold as of March 31, 2024 and December 31, 2023.
The Company is subject to taxation and files income tax returns with the U.S. federal government and various states, as well as Canada and China. The Company’s 2020 California state return is currently under examination by the California Franchise Tax Board, but the Company doesn’t believe there are any uncertain tax benefits that should be reserved. The Company is not currently under examination by any other tax authorities. The Company generally is not subject to examination for tax years prior to 2018.
At March 31, 2024, the Company's deferred income taxes were in a net asset position mainly due to deferred tax assets generated by net operating losses. The Company assesses the likelihood that its deferred tax assets will be realized. A full review of all positive and negative evidence needs to be considered, including the Company's current and past performance, the market environments in which the Company operates, the utilization of past tax credits, the length of carryback and carryforward periods, and tax planning strategies that might be implemented. Management believes that, based on a number of factors, it is more likely than not that all or some portion of the deferred tax assets may not be realized; accordingly, the Company has provided a valuation allowance against its net deferred tax assets at March 31, 2024 and December 31, 2023.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Note 16 — Net Loss per Share
Basic and diluted net loss per share during the three months ended March 31, 2024 and 2023 consisted of the following (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(11,003)	$(24,331)
Net loss attributable to common stockholders, basic	(11,003)	(24,331)
Net loss attributable to common stockholders, diluted (1)	(11,003)	(24,331)
Denominator:
Basic (2)
Weighted average common shares outstanding, basic	6,108	5,628
Basic net loss per share	$(1.80)	$(4.32)
Diluted (2)
Weighted average common shares outstanding, diluted (1)	6,108	5,628
Diluted net loss per share	$(1.80)	$(4.32)
____________
(1) Net loss attributable to common stockholders, diluted during the three months ended March 31, 2024, excludes adjustments related to the change in fair value of derivative liabilities, interest expense and amortization of discounts and issuance costs related to Convertible Debentures. Additionally, weighted average common shares outstanding, diluted as of the three months ended March 31, 2023 excludes the if-converted shares related to Convertible Debentures. These adjustments were excluded from the calculation of diluted net loss per share as they would have an antidilutive effect (see Note 8 - Convertible Notes).

(2) Shares for the three months ended March 31, 2023 have been retrospectively adjusted for the 1-for-30 reverse stock split that occurred on December 6, 2023.
Potential ending shares outstanding that were excluded from the computation of diluted net loss per share because their effect was anti-dilutive as of March 31, 2024 and 2023 consisted of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Contingent earn-out shares	547	547
Common stock public and private warrants	18,833	18,833
Restricted stock units	599	307
Stock options	2	52
If-converted common stock from convertible debt	280	1,684

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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
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
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, other current liabilities, warrants, earn-out shares liability, convertible debt and the associated derivative liability. The fair value of cash, cash equivalents and accounts receivable approximates carrying value due to their short-term maturity.
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
Assets and liabilities carried at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	March 31, 2024
	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and Cash Equivalents(1):
Money market funds	$8	$8	$—	$—
Total Financial Assets	$8	$8	$—	$—

Financial Liabilities:
Private Placement Warrants	$6	$—	$6	$—
Public Warrants	557	557	—	—
Contingent Earn-out Shares liability	42	—	—	42
Total Financial Liabilities	$605	$557	$6	$42

	December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and Cash Equivalents(1):
Money market funds	$2,917	$2,917	$—	$—
Total Financial Assets	2,917	2,917	—	—

Financial Liabilities:
Private Placement Warrants	$4	$—	$4	$—
Public Warrants	391	391	—	—
Contingent Earn-out Shares liability	39	—	—	39
Total Financial Liabilities	$434	$391	$4	$39
____________
(1) Included in total cash and cash equivalents on the condensed consolidated balance sheets.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
The changes in the fair value of Level 3 financial liabilities during the three months ended March 31, 2024 consisted of the following (in thousands):

Contingent Earn-Out Shares Liability
Fair value at December 31, 2023	$39
Recognition of earn-out RSUs	—
Change in fair value during the period	3
Fair value at March 31, 2024	$42

Significant unobservable inputs related to Level 3 earn-out shares liability consisted of the following:

	March 31, 2024	December 31, 2023
Stock price	$10.24	$7.98
Stock price volatility	80%	80%
Expected term	2.39 years	2.64 years
Risk-free interest rate	4.5%	4.1%

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information which Xos’ management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read together with the unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Report. You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Report and our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 29, 2024. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section entitled “Risk Factors”. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of Xos and its consolidated subsidiaries.
Overview

We are a leading fleet electrification solutions provider committed to the decarbonization of commercial transportation. We design and manufacture Class 5-8 battery-electric commercial vehicles that travel on last-mile, back-to-base routes of up to 200 miles per day. We also offer charging infrastructure products and services through Xos Energy Solutions™ to support electric vehicle fleets. Our proprietary fleet management software, Xosphere™, integrates vehicle operation and vehicle charging to provide commercial fleet operators a more seamless and cost-efficient vehicle ownership experience than traditional internal combustion engine counterparts. We developed the X-Platform (our proprietary, purpose-built vehicle chassis platform) and the X-Pack (our proprietary battery system) specifically for the medium- and heavy-duty commercial vehicle segment with a focus on last-mile commercial fleet operations.
We currently manufacture a Class 5-6 MD X-Platform with multiple body options to address different customer use cases, including parcel delivery, linen, food & beverage, and armored cash transport. In May 2022, we launched our Class 7-8 HD X-Platform.
Our X-Platform and X-Pack provide modular features that allow us to accommodate a wide range of last-mile applications and enable us to offer clients at a lower total cost of ownership compared to traditional diesel fleets. The X-Platform and X-Pack were both engineered to be modular in nature to allow fleet operators to customize their vehicles to fit their commercial applications (e.g., upfitting with a specific vehicle body and/or tailoring battery range).
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
Xos Energy Solutions™ is our comprehensive charging infrastructure through which we offer mobile and permanent multi-application charging equipment, mobile energy storage, and turnkey energy infrastructure services to accelerate transitions to electric fleets by maximizing incentive capture and reducing implementation lead times and costs. Xos Energy Solutions™ offers customers full service project management, electric vehicle chargers and charging equipment, and solutions for charging infrastructure installation. This service is available to customers whether they use Xos trucks, competitor trucks, or a mixed fleet.
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
During the three months ended March 31, 2024, we delivered 60 vehicles and 2 powertrains. During the three months ended March 31, 2023, we delivered 30 vehicles and 1 powertrain.
During the three months ended March 31, 2024, we generated $12.0 million in revenue (or 91% of revenue) from vehicle and powertrain sales, $0.6 million (or 5% of revenue) from Fleet-as-a-Service revenue, and $0.5 million (or 4% of revenue) from ancillary revenue. During the three months ended March 31, 2023, we generated $4.3 million in revenue (or 91% of revenue) from vehicle and powertrain sales, $0.2 million (or 3% of revenue) from Fleet-as-a-Service revenue, and $0.3 million (or 6% of revenue) from ancillary revenue.

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
Recent Developments

On January 11, 2024, Xos and ElectraMeccanica entered into an arrangement agreement, as amended on January 31, 2024 (the “Arrangement Agreement”), pursuant to which Xos acquired all of the issued and outstanding common shares of ElectraMeccanica pursuant to a plan of arrangement (the “Plan of Arrangement”) under the Business Corporations Act (British Columbia) (the “Arrangement”).

The Arrangement was consummated on March 26, 2024. Subject to the terms and conditions set forth in the Arrangement Agreement and the Plan of Arrangement, on March 26, 2024, each ElectraMeccanica Share outstanding immediately prior to the effective time of the Arrangement was converted automatically into the right to receive 0.0143739 of a share of our Common Stock, for total consideration of 1,766,388 shares of Common Stock. Our liquidity will be supplemented by accessing ElectraMeccanica's cash balance, which was estimated to be approximately $50.2 million (excluding severance related costs paid at closing) as of the effective date of the Arrangement.
Key Factors Affecting Operating Results
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed in this Report.
Successful Commercialization of our Products and Services
We expect to derive future revenue from sales of our vehicles, battery systems and other product and service offerings. As many of these products are in development, we will require substantial additional capital to continue developing our products and services and bring them to full commercialization as well as fund our operations for the foreseeable future. Until we can generate sufficient revenue from product sales, we expect to finance a substantial portion of our operations through commercialization and production with proceeds from the Business Combination, the SEPA, the Convertible Note (as defined below), the ElectraMeccanica acquisition and any future capital raising efforts. The amount and timing of our future funding requirements, if any, will depend on many factors, including the pace and results of our commercialization efforts.
Customer Demand
We have sold a limited number of our vehicles to our existing customers, have agreements with future customers and have received interest from other potential customers. The sales of our vehicles and services to our existing and future customers will be an important indicator of our performance.
Supply Chain Management
As described more fully below, certain areas of our supply chain have been disrupted due to global economic and political conditions. Our ability to find alternative solutions to meet customer demands will affect our financial performance.

Global economic conditions and geopolitical unrest, have been fluctuating and varying unpredictably, thus impacting our ability to procure and our suppliers’ ability to produce certain critical inventory items. The speed and nature of the recovery in response to the pandemic is ongoing and in general slower than expected, especially in Asian markets, placing a burden on our supply chain management, including but not limited to the following areas:

•Semiconductor chip shortage: The global silicon semiconductor industry has experienced a shortage in supply and difficulties in the ability to meet customer demand. This shortage has led to an increase in lead-times of production of semiconductor chips and other highly engineered components since the beginning of 2020.

•Battery cells: The battery cell industry continues to face a shortage in supply which is causing suppliers to both limit customer allocations and provide limited cost relief.
•Supply limitation on vehicle bodies and aluminum commodity pricing: Vehicle body suppliers are currently experiencing elevated pricing or a shortage of key materials such as aluminum.
In addition, internal efforts to achieve direct material cost reductions, such as re-sourcing raw materials, finding better quality sources of supply, reengineering our product offerings to accommodate better quality and/or low cost components which may require finding new sources of supply, have also impacted our ability to source critical components in the short term. Facing such headwind challenges, we have taken measures to secure additional inventory necessary for the manufacturing of our vehicles, including working with vendors to find alternate sources of supply for critical components, and placing orders in advance of projected need. In spite of the various measures taken to minimize the impact of these supply limitations, we continue to experience uncertainty that all inventory will be able to be delivered in time for production plans.
The unpredictability of supply availability could lead to previously unforeseen cost and delivery pressures on certain material and logistical costs. As the Company accelerates execution of its strategic plans, we will endeavor to be strategic in our cost action plans, including working with various vendors and service providers to provide us cost-effective arrangements.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Xos and its wholly owned subsidiaries, Xos Fleet, Inc. and Xos Services, Inc. (f/k/a Rivordak, Inc.), as well as the entities acquired pursuant to the Arrangement with ElectraMeccanica. All significant intercompany accounts and transactions have been eliminated in consolidation. All long-lived assets are maintained in, and all losses are attributable to, the United States.
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
Other Expense, Net
Other expense, net primarily includes interest income from our investments in marketable debt securities, available-for-sale (for the three months ended March 31, 2023), interest paid on our equipment leases and interest expense related to our financing obligations, including the amortization for debt discount and issuance costs.
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
Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023
The following table sets forth our historical operating results for the periods indicated:

	For the Three Months Ended March 31,
(in thousands)	2024	2023	$ Change	% Change
Revenues	$13,162	$4,697	$8,465	180%
Cost of goods sold	10,374	5,574	4,800	86%
Gross profit (loss)	2,788	(877)	3,665	nm
Operating expenses
General and administrative	8,959	11,599	(2,640)	(23)%
Research and development	3,074	5,749	(2,675)	(47)%
Sales and marketing	998	1,804	(806)	(45)%
Total operating expenses	13,031	19,152	(6,121)	(32)%
Loss from operations	(10,243)	(20,029)	9,786	(49)%
Other expense, net	(584)	(4,151)	3,567	(86)%
Change in fair value of derivative instruments	(168)	(97)	(71)	73%
Change in fair value of earn-out shares liability	(3)	(52)	49	(94)%
Loss before provision for income taxes	(10,998)	(24,329)	13,331	(55)%
Provision for income taxes	5	2	3	150%
Net Loss	$(11,003)	$(24,331)	$13,328	(55)%
___________
(1) Percentage changes greater than or equal to 400% are not meaningful and noted as “nm” in the table above.

Revenues
Our total revenues increased by $8.5 million, or 180%, from $4.7 million in the three months ended March 31, 2023 to $13.2 million in the three months ended March 31, 2024, primarily driven by an increase in unit sales and in average selling price. During the three months ended March 31, 2024, we sold 60 stepvans and 2 powertrains, compared to 30 stepvans and 1 powertrain during the three months ended March 31, 2023.
Revenue for the three months ended March 31, 2024 and 2023 consisted of the following (dollars in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Product and service revenue
Stepvans & vehicle incentives	$11,585	$4,262	$7,323	172%
Powertrains	422	5	417	nm
Fleet-as-a-Service	628	166	462	278%
Total product and service revenue	12,635	4,433	8,202	185%
Ancillary revenue	527	264	263	100%
Total revenues	$13,162	$4,697	$8,465	180%
(1) Percentage changes greater than or equal to 400% are not meaningful and noted as “nm” in the table above.
Cost of Goods Sold
Cost of goods sold increased by $4.8 million, or 86%, from $5.6 million in the three months ended March 31, 2023 to $10.4 million in the three months ended March 31, 2024. The increase in cost of goods sold is directly attributable to the increase in our product revenue and associated increases of (i) $4.4 million in direct materials, (ii) $0.2 million in unfavorable physical inventory count and other adjustments and (iii) $1.4 million for dealer return reserves and warranty. These increases were offset by a decrease of (i) $0.7 million in direct labor, manufacturing overhead, and freight, and (ii) $0.5 million due to reductions in inventory reserves and associated write-downs to net realizable value.
The decrease in direct labor encompasses both employee and subcontractor labor costs. The decrease in direct labor and overhead costs are primarily attributable to the mix of units sold during the quarter and the overhead and labor cost associated with the specific production period for the sold units. The increase in direct material costs is driven by an increase in units sold. A significant portion of the overhead costs incurred include indirect salaries, facility rent, utilities, and depreciation of production equipment, which are primarily fixed in nature and allocated based on production levels. Accordingly, these costs are still incurred when we experience a reduction in production volume. In the near term, we plan to increase production activities, expecting fixed and semi-fixed overhead costs to be absorbed through the production of our batteries and chassis.
General and Administrative
General and administrative expenses decreased by $2.6 million, or 23%, from $11.6 million in the three months ended March 31, 2023 to $9.0 million in the three months ended March 31, 2024, attributable to decreases of (i) $2.3 million in headcount and personnel cost for legal, finance, accounting, information technology and general and administrative functions, (ii) $0.8 million in insurance costs driven by cost efficiencies associated with a new broker, (iii) $1.1 million in professional fees, and (iv) $0.8 million in other operating expenses, including travel, recruiting, and facility costs. These decreases were offset by increases of (i) $0.3 million in depreciation expense due to the allocation of overhead costs, (ii) $0.1 million in stock-based compensation expense, and (iii) $2.0 million in severance expense related to the ElectraMeccanica acquisition.
Research and Development
Research and development expenses decreased by $2.7 million, or 47%, from $5.7 million in the three months ended March 31, 2023 to $3.1 million in the three months ended March 31, 2024. The change was primarily due to decreases of (i) $1.5 million in allocation of personnel costs driven by lower headcount in engineering, (ii) $0.9 million in equipment and material purchases due to fewer research and development projects in development year over year and (iii) $0.3 million in other research and development costs, including consulting and software.

Sales and Marketing
Sales and marketing expense decreased by $0.8 million, or 45%, from $1.8 million in the three months ended March 31, 2023 to $1.0 million in the three months ended March 31, 2024. The change was primarily due to decreases of (i) $0.7 million in allocation of personnel costs driven by lower headcount and (ii) $0.1 million in stock-based compensation expense.
Other Expense, net
Other expense, net decreased by $3.6 million, from $4.2 million in the three months ended March 31, 2023 to $0.6 million in the three months ended March 31, 2024. The change was attributable to decreases of (i) $1.9 million in net interest expense related to the Convertible Note and Convertible Debentures, including amortization of related discounts and issuance costs, primarily due to Convertible Debentures being fully repaid on December 4, 2023, (ii) $1.0 million for impairment on assets held for sale during the three months ended March 31, 2023 with no such comparable expense during the three months ended March 31, 2024, (iii) $0.5 million of redemption premiums related to prepayments on Convertible Debentures during the three months ended March 31, 2023 with no such comparable expense during the three months ended March 31, 2024, (iv) $0.1 million in amortization expense related to marketable debt securities, available-for-sale and (v) $0.1 million in other miscellaneous expenses.
Change in Fair Value of Derivatives
The loss on change in fair value of derivative instruments increased by $0.1 million, or 73%, from $0.1 million in the three months ended March 31, 2023 to $0.2 million in the three months ended March 31, 2024. The change in fair value in both periods is primarily attributable to the change in our stock price and the resulting valuation at the respective reporting period.
Change in Fair Value of Contingent Earn-out Interests Liability
The loss on the change in fair value of contingent earn-out shares liability decreased by $0.1 million from $0.1 million in the three months ended March 31, 2023 to $3,000 in the three months ended March 31, 2024. The change in fair value in both periods is primarily attributable to the change in our stock price and the resulting valuation at the respective reporting period.
Provision for Income Taxes
The Company recorded income tax provision of $5,000 and $2,000 during the three months ended March 31, 2024 and 2023, respectively.
Liquidity and Capital Resources
General

As of March 31, 2024, our principal sources of liquidity were our cash and cash equivalents of $46.2 million. Our access to capital under the SEPA is not available as of the date of this Report and will not be available until we file with the SEC a post-effective amendment to the Registration Statement on Form S-1 filed on July 27, 2023. Our short-term uses of cash are for working capital, and our long-term uses of cash are for working capital and to pay the principal of our indebtedness.
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
As an early stage growth company, we have incurred net losses and cash outflows since our inception. We will continue to incur net losses and cash outflows in accordance with our operating plan as we continue research and development activities with respect to our vehicles and battery systems, and scale our operations to meet anticipated demand. As a result, our ability to access capital is critical and until we can generate sufficient revenue to cover our operating expenses, working capital and capital expenditures, we will need to raise additional capital in order to fund and scale our operations. These conditions and events raise substantial doubt about our ability to continue as a going concern.
In response to these conditions, we are currently evaluating different strategies to obtain the required funding for future operations. We have plans to secure and intend to employ various strategies to raise additional capital, such as through the SEPA and other capital raising strategies such as a combination of debt financing, other non-dilutive financing and/or equity financing, including through asset-based lending and/or receivable financing. However, the ability to access the SEPA is dependent on trading volumes and market price of our Common Stock. Additionally, collection on our outstanding accounts receivable will provide additional source of funding.

Based on our ability to raise funds through the strategies described above, the consummation of the Arrangement with ElectraMeccanica and our cash and cash equivalents as of March 31, 2024, we have concluded that it is probable that such proceeds would provide sufficient liquidity to complete the integration of ElectraMeccanica and fund operations for the next twelve months following the date of this Report. As a result, it is probable that our plans alleviate the substantial doubt about our ability to continue as a going concern for at least one year from the issuance of the consolidated financial statements.

Standby Equity Purchase Agreement
On March 23, 2022, we entered into a Standby Equity Purchase Agreement (“the SEPA”) with Yorkville, which was subsequently amended on June 22, 2023 (as amended, the "SEPA"), whereby we have the right, but not the obligation, to sell to Yorkville up to $125.0 million of its shares of Common Stock at our request any time until February 11, 2026, subject to certain conditions. As of March 31, 2024, the remaining commitment available under the SEPA was $119.5 million. We used the net proceeds received from sales of Common Stock pursuant to the SEPA for working capital and general corporate purposes and expect similar use of proceeds going forward. See Note 8 — Convertible Notes and Note 9 — Equity — Standby Equity Purchase Agreement in the accompanying unaudited condensed consolidated financial statements for more information regarding the SEPA, the Side Letter and the Securities Purchase Agreement.

Convertible Debt

On August 11, 2022 and September 21, 2022, we issued convertible debentures (as subsequently amended, the “Convertible Debentures”) to Yorkville in the aggregate principal amount of $35.0 million, with a maturity date of November 11, 2023, which may be extended to February 11, 2024. Also on August 11, 2022, we issued a convertible promissory note (as subsequently amended and restated, the “Convertible Note”) to Aljomaih Automotive Co. (“Aljomaih”) with a principal amount of $20.0 million and a maturity date of August 11, 2025. As of March 31, 2024, the aggregate principal amount of $20.0 million was outstanding on the Convertible Note. The Convertible Debentures were fully repaid on December 4, 2023. We have used the net proceeds from the Convertible Debentures and the Convertible Note for operational liquidity, working capital and general and administrative expenses and expect similar use of proceeds going forward.

The following table provides a summary of cash flow data (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(14,589)	$(15,326)
Net cash provided by investing activities	51,325	22,812
Net cash used in financing activities	(1,093)	(9,672)
Net increase (decrease) in cash and cash equivalents	$35,643	$(2,186)
Cash Flows from Operating Activities
Our cash flows from operating activities are significantly affected by the growth of our business primarily related to research and development and selling, general, and administrative activities and working capital needs to support growth in inventory reserves and fluctuations in accounts payable and other current assets and liabilities.
Net cash used in operating activities was $14.6 million for the three months ended March 31, 2024, primarily consisting of a net loss excluding non-cash expenses and gains of $7.1 million, and unfavorable net changes in operating assets and liabilities of $7.4 million.
Net cash used in operating activities was $15.3 million for the three months ended March 31, 2023, primarily consisting of a net loss excluding non-cash expenses and gains of $17.6 million, offset by net changes in operating assets and liabilities of $2.3 million.

Cash Flows from Investing Activities
Net cash provided by investing activities was $51.3 million for the three months ended March 31, 2024, due to net cash acquired in connection with the acquisition of ElectraMeccanica.
Net cash provided by investing activities was $22.8 million for the three months ended March 31, 2023, primarily consisted of net proceeds from the sale of investments in marketable debt securities of $23.1 million, offset by property and equipment purchases of $0.3 million.
Cash Flows from Financing Activities
Net cash used in financing activities was $1.1 million for the three months ended March 31, 2024, which primarily related to (i) equipment lease principal payments of $0.6 million, (ii) taxes paid relating to net-settlement of stock-based awards of $0.2 million, and (iii) outflow from net short-term insurance financing note activity of $0.3 million.
Net cash used in financing activities was $9.7 million for the three months ended March 31, 2023, primarily related to (i) payments for convertible notes of $9.5 million, (ii) equipment lease principal payments of $0.6 million, and (iii) taxes paid relating to net-settlement of stock-based awards of $0.4 million. This was offset by proceeds from net short-term insurance financing note activity of $0.8 million.
Contractual Obligations and Commitments
We did not have any material contractual obligations or other commitments as of March 31, 2024, other than what is disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
There were no material changes in our critical accounting policies, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out evaluations of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon each of their evaluations, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at the reasonable assurance level for the three months ended March 31, 2024, due to the material weaknesses in our internal control over financial reporting discussed below.

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

During the preparation of our Annual Report on our Form 10-K for the year ended December 31, 2023, we identified material weaknesses in internal controls related to the ineffective operation of controls related to inventory management and revenue recognition. As a result of these material weaknesses, management performed additional analysis as deemed necessary to ensure that our financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2024, we completed the acquisition of ElectraMeccanica. Prior to the acquisition, ElectraMeccanica was a public reporting company listed on Nasdaq. As part of our ongoing integration activities, we are continuing to incorporate our controls and procedures into ElectraMeccanica and to augment our company-wide controls to reflect the risks that may be inherent in acquisitions.

Other than our integration of the ElectraMeccanica business and the remediation efforts described above, there were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A.    Risk Factors
Our risk factors are described in the “Risk Factors” section of our 2023 Form 10-K. Except as stated below, there have been no material changes to our risk factors since the filing of the 2023 Form 10-K.
Item 2.     Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
On January 24, 2024, we received cash proceeds of $46,750 in connection with the issuance of 5,500 shares of Common Stock under the SEPA. The issuances of the securities in these transactions were made in reliance on the exemption from registration in Section 4(a)(2) under the Securities Act.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
(a)Exhibits.

Exhibit Number	Description
2.1
Arrangement Agreement by and between Xos, Inc. and ElectraMeccanica Vehicles Corp., dated as of January 11, 2024 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on January 12, 2024).

2.2
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

10.2
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

XOS, INC.
Date: May 15, 2024	By:	/s/ Dakota Semler
	Name:	Dakota Semler
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Liana Pogosyan
	Name:	Liana Pogosyan
	Title:	Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)