Form 10-Q
period 2024-06-30
Xos, Inc.
filed 2024-08-14
CIK 1819493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No  ☒
The registrant had outstanding 8,003,858 shares of Common Stock, $0.0001 par value as of August 9, 2024.

Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. All statements, other than statements of present or historical fact included in this Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would” or the negative of such terms or other similar expressions. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995.
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
•our ability to successfully commercialize our product and service offerings to customers over time;
•delays in the design, manufacturing and wide-spread deployment of our products;
•our ability to grow market share in our existing markets or any new markets we may enter;
•our ability to successfully complete strategic relationships and alliances with third-parties or acquisitions in the future;
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
•global general economic and political conditions, recessions, interest rates, inflation, uncertain credit and global financial markets, including potential future bank failures, health crises, supply chain disruption, fuel prices, international currency fluctuations, and geopolitical events, such as local and national elections, corruption, political instability and acts of war or military conflict, including repercussions of the military conflicts between Russia and Ukraine and in Israel, or terrorism on our business and the actions we may take in response thereto;
•our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;
•expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended;
•our future capital requirements and sources and uses of cash, including our ability to timely obtain financing on favorable terms or at all; and
•the outcome of any known and unknown litigation and regulatory proceedings.
A discussion of these and other factors affecting our business and prospects is set forth in Part II, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2024 (the “2023 Form 10-K”), and updated by Part II, Item 1A. Risk Factors of this Report. We encourage investors to review these risk factors.
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
•“Closing” means the closing of the Business Combination;
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

Item 1.    Financial Statements
Index to Unaudited Condensed Consolidated Financial Statements

Page
Condensed Consolidated Balance Sheets as of June 30, 2024 (Unaudited) and December 31, 2023	6
Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2024 (Unaudited) and 2023 (Unaudited)	7
Condensed Consolidated Statements of Stockholders’ Equity for the Three and Six Months Ended June 30, 2024 (Unaudited) and 2023 (Unaudited)	8
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2024 (Unaudited) and 2023 (Unaudited)	10
Notes to Condensed Consolidated Financial Statements (Unaudited)	12

Xos, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
Unaudited
(in thousands, except par value)

	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$19,656	$11,640
Restricted cash	1,030	—
Accounts receivable, net	29,744	15,142
Inventories	41,356	37,843
Prepaid expenses and other current assets	8,335	7,070
Total current assets	100,121	71,695
Property and equipment, net	12,988	14,660
Operating lease right-of-use assets, net	4,177	4,991
Other non-current assets	6,145	2,338
Total assets	$123,431	$93,684

Liabilities and Stockholders’ Equity
Accounts payable	$3,097	$2,756
Other current liabilities	16,953	16,817
Total current liabilities	20,050	19,573
Convertible debt, non-current	19,944	19,920
Earn-out shares liability	6	39
Common stock warrant liability	435	395
Other non-current liabilities	23,772	8,561
Total liabilities	64,207	48,488
Commitments and contingencies (Note 13)
Stockholders’ Equity
Common Stock $0.0001 par value per share, authorized 1,000,000 shares, 7,891 and 5,941 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	1	1
Preferred Stock $0.0001 par value per share, authorized 10,000 shares, 0 shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	233,150	198,456
Accumulated deficit	(173,927)	(153,261)
Total stockholders’ equity	59,224	45,196
Total liabilities and stockholders’ equity	$123,431	$93,684

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Xos, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
Unaudited
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$15,535	$4,754	$28,697	$9,451
Cost of goods sold	13,505	8,479	23,879	14,053
Gross profit (loss)	2,030	(3,725)	4,818	(4,602)

Operating expenses
General and administrative	9,176	9,816	18,135	21,415
Research and development	2,998	5,181	6,072	10,930
Sales and marketing	1,224	1,761	2,222	3,565
Total operating expenses	13,398	16,758	26,429	35,910

Loss from operations	(11,368)	(20,483)	(21,611)	(40,512)

Other income (expense), net	1,545	(3,963)	961	(8,114)
Change in fair value of derivative instruments	128	307	(40)	210
Change in fair value of earn-out shares liability	36	563	33	511
Loss before provision for income taxes	(9,659)	(23,576)	(20,657)	(47,905)
Provision for income taxes	4	2	9	4
Net loss	$(9,663)	$(23,578)	$(20,666)	$(47,909)

Other comprehensive income (loss)
Marketable debt securities, available-for-sale
Change in net unrealized gain, net of tax of $0, for the three and six months ended June 30, 2024 and 2023	—	281	—	683
Total comprehensive loss	$(9,663)	$(23,297)	$(20,666)	$(47,226)

Net loss per share (1)
Basic	$(1.23)	$(4.14)	$(2.96)	$(8.45)
Diluted	$(1.23)	$(4.14)	$(2.96)	$(8.45)
Weighted average shares outstanding (1)
Basic	7,864	5,700	6,986	5,667
Diluted	7,864	5,700	6,986	5,667

(1) Shares for the three and six months ended June 30, 2023 have been retrospectively adjusted for the 1-for-30 reverse stock split that occurred on December 6, 2023.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Xos, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
Unaudited
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares (1)	Par Value

Balance at December 31, 2022	5,627	$1	$190,231	$(77,418)	$(739)	$112,075
Stock based compensation expense	—	—	1,987	—	—	1,987
Issuance of common stock for vesting of restricted stock units	53	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	(19)	—	(382)	—	—	(382)
Net and comprehensive income (loss)	—	—	—	(24,331)	402	(23,929)
Balance at March 31, 2023	5,661	$1	$191,836	$(101,749)	$(337)	$89,751
Stock options exercised	15	—	7	—	—	7
Stock based compensation expense	—	—	2,037	—	—	2,037
Issuance of common stock for vesting of restricted stock units	62	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	(23)	—	(374)	—	—	(374)
Conversion of convertible notes	12	—	212			212
Issuance of common stock for commitment shares under the Standby Equity Purchase Agreement	99	—	924			924
Net and comprehensive income (loss)	—	—	—	(23,578)	281	(23,297)
Balance at June 30, 2023	5,826	$1	$194,642	$(125,327)	$(56)	$69,260

(1) Shares have been retrospectively adjusted for the 1-for-30 reverse stock split that occurred on December 6, 2023.

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Par Value

Balance at December 31, 2023	5,941	$1	$198,456	$(153,261)	$—	$45,196
Stock options exercised	21	—	—	—	—	—
Stock based compensation expense	—	—	1,968	—	—	1,968
Issuance of common stock for vesting of restricted stock units	30	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	(14)	—	(258)	—	—	(258)
Issuance of common stock for ElectraMeccanica acquisition	1,766	—	31,856	—	—	31,856
Issuance of common stock for commitment shares under the Standby Equity Purchase Agreement	6	—	47	—	—	47
Net and comprehensive loss	—	—	—	(11,003)	—	(11,003)
Balance at March 31, 2024	7,750	$1	$232,069	$(164,264)	$—	$67,806
Stock options exercised	—	—	10	—	—	10
Stock based compensation expense	—	—	1,634	—	—	1,634
Issuance of common stock for vesting of restricted stock units	224	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	(83)	—	(563)	—	—	(563)
Net and comprehensive loss	—	—	—	(9,663)	—	(9,663)
Balance at June 30, 2024	7,891	$1	$233,150	$(173,927)	$—	$59,224

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Xos, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Unaudited
(in thousands, unaudited)

	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES:
Net loss	$(20,666)	$(47,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,780	1,389
Amortization of right-of-use assets	814	771
Amortization of debt discounts and issuance costs	24	4,330
Amortization of insurance premiums	1,433	2,390
Inventory reserve	(1,236)	(58)
Impairment of assets held for sale	—	1,543
Change in fair value of derivative instruments	40	(210)
Change in fair value of earn-out shares liability	(33)	(511)
Net realized losses on marketable debt securities, available-for-sale	—	91
Stock-based compensation expense	3,640	4,066
Other non-cash items	572	(371)
Changes in operating assets and liabilities:
Accounts receivable	(14,628)	2,015
Inventories	(2,353)	2,130
Prepaid expenses and other current assets	(1,655)	930
Other assets	(2,071)	—
Accounts payable	(428)	(616)
Other liabilities	(5,809)	(22)
Net cash used in operating activities	(40,576)	(30,042)

INVESTING ACTIVITIES:
Purchase of property and equipment	(156)	(1,354)
Proceeds from the disposal of assets held for sale	—	497
Proceeds from sales and maturities of marketable debt securities, available-for-sale	—	37,465
Net cash acquired in acquisition of ElectraMeccanica Vehicles Corp.	51,355	—
Net cash provided by investing activities	51,199	36,608

FINANCING ACTIVITIES:
Principal payment of equipment leases	(1,150)	(1,205)
Proceeds from short-term insurance financing note	1,785	2,187
Payment for short-term insurance financing note	(1,448)	(2,877)
Payments of convertible notes	—	(14,969)
Payments of prepayment premiums	—	(748)
Stock options exercised	10	7
Taxes paid related to net share settlement of stock-based awards	(821)	(756)
Proceeds from issuance of common stock under Standby Equity Purchase Agreement	47	924
Net cash used in financing activities	(1,577)	(17,437)

Net increase (decrease) in cash, cash equivalents and restricted cash	9,046	(10,871)

Cash, cash equivalents and restricted cash, beginning of period	11,640	38,675
Cash, cash equivalents and restricted cash, end of period	$20,686	$27,804

Reconciliation of Cash, Cash Equivalents and Restricted Cash to Unaudited Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$19,656	$27,804
Restricted cash	1,030	—
Total cash, cash equivalents and restricted cash	$20,686	$27,804

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$1,261
Cash paid for income taxes	$16	$—
Supplemental disclosure of non-cash investing and financing activities
Purchase of property and equipment in accounts payable	$(35)	$44
Conversion of interest payable on convertible notes	$—	$12
Conversion of notes payable	$—	$200
Net assets acquired in acquisition of ElectraMeccanica Vehicles Corp.	$54,630	$—
Xos common stock issued in exchange for ElectraMeccanica Vehicles Corp.	$(31,856)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited

Note 1— Description of Business
Xos, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Xos”) is a leading fleet electrification solutions provider committed to the decarbonization of commercial transportation. Xos designs and manufactures Class 5-8 battery-electric commercial vehicles that travel on last-mile, back-to-base routes of up to 200 miles per day. Xos also offers charging infrastructure products and services through Xos Energy Solutions™ to support electric vehicle fleets. The Company’s proprietary fleet management software, Xosphere™, integrates vehicle operation and vehicle charging to provide commercial fleet operators a more seamless and cost-efficient vehicle ownership experience than traditional internal combustion engine counterparts. Xos developed the X-Platform (its proprietary, purpose-built vehicle chassis platform) and the X-Pack (its proprietary battery system) specifically for the medium- and heavy-duty commercial vehicle segment with a focus on last-mile commercial fleet operations. Xos seeks to offer customers a comprehensive suite of commercial products and services to facilitate electric fleet operations and seamlessly transition their traditional combustion-engine fleets to battery-electric vehicles.
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
ElectraMeccanica Acquisition
On January 11, 2024, the Company and ElectraMeccanica Vehicles Corp. (“ElectraMeccanica”) entered into an arrangement agreement, as amended on January 31, 2024 (the “Arrangement Agreement”), pursuant to which the Company acquired all of the issued and outstanding common shares of ElectraMeccanica (each an “ElectraMeccanica Share”) pursuant to a plan of arrangement (the “Plan of Arrangement”) under the Business Corporations Act (British Columbia) (the “Arrangement”).
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
The Arrangement was consummated on March 26, 2024. Subject to the terms and conditions set forth in the Arrangement Agreement and the Plan of Arrangement, on March 26, 2024, each ElectraMeccanica Share outstanding immediately prior to the effective time of the Arrangement was converted automatically into the right to receive 0.0143739 of a share of the Company’s Common Stock, for total consideration of 1,766,388 shares of Common Stock. The Company’s liquidity has been supplemented by accessing ElectraMeccanica's cash balance, which was approximately $50.2 million (excluding severance related costs paid at closing) as of the effective date of the Arrangement.
Risks and Uncertainties
In recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. Global general economic and political conditions, such as recession, inflation, uncertain credit and global financial markets, including potential future bank failures, health crises, supply chain disruption, fuel prices, international currency fluctuations, and geopolitical events such as local and national elections, corruption, political instability and acts of war or military conflict, or terrorism, make it difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our products and services or impact their ability to make timely payments. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. In addition, there is a risk that our current or future suppliers, service providers, manufacturers or other partners may not survive such difficult economic times, which would directly affect our ability to attain our operating goals on schedule and on budget.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
The ultimate impact of current economic conditions on the Company is uncertain, but it may have a material negative impact on the Company’s business, operating results, cash flows, liquidity and financial condition.
Additionally, ongoing geopolitical events, such as the military conflicts between Russia and Ukraine and in Israel or tensions with China and related sanctions and export control restrictions, may increase the severity of supply chain disruptions and further hinder our ability to source inventory for our vehicles. These conflicts continue to evolve and the ultimate impact on the Company is uncertain, but any prolonged conflict may have a material negative impact on the Company’s business, operating results, cash flows, liquidity and financial condition.
Although the Company has used the best current information available to it in its estimates, actual results could materially differ from the estimates and assumptions developed by management.
Liquidity
As an early-stage growth company, the Company has incurred net losses and cash outflows since its inception. The Company will continue to incur net losses and cash outflows in accordance with its operating plan as the Company continues to scale its operations to meet anticipated demand and establish its product and services offerings. As a result, the Company’s ability to access capital is critical and until the Company can generate sufficient revenue to cover its operating expenses, working capital and capital expenditures, the Company will need to raise additional capital in order to fund and scale its operations. The Company may raise additional capital through a combination of debt financing, other non-dilutive financing and/or equity financing, including through asset-based lending and/or receivable financing and collecting on its outstanding receivables. The Company’s ability to raise or access capital when needed is not assured and, if capital is not available to the Company when, and in the amounts needed, the Company could be required to delay, scale back or abandon some or all of its development programs and other operations, which could materially harm its business, prospects, financial condition and operating results. Global general economic conditions continue to be unpredictable and challenging in many sectors, with disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the effects of potential recessions, rising inflation rates, including potential bank failures, supply chain disruption, fuel prices, international currency fluctuations, and geopolitical events such as local and national elections, corruption, political instability and acts of war or military conflict including repercussions of the wars between Russia and Ukraine and in Israel, or terrorism.
As of June 30, 2024, the Company’s principal sources of liquidity were its cash and cash equivalents aggregating to $19.7 million. Cash and cash equivalents as of June 30, 2024 reflects the consummation of the Arrangement with ElectraMeccanica on March 26, 2024. The Company’s short- and long-term uses of cash are for working capital and to pay interest and principal on its debt. The Company has incurred losses since inception and had negative cash flow from operating activities of $40.6 million and $30.0 million for the six months ended June 30, 2024 and June 30, 2023, respectively, and $39.3 million for the year ended December 31, 2023.
As an early-stage growth company, the Company's ability to access capital is critical. However, there can be no assurance such capital will be available to the Company when needed, on favorable terms or at all. The consolidated financial information does not include any adjustments that might result from the outcome of this uncertainty. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.
The Company has secured and intends to employ various strategies to obtain the required funding for future operations, which may include accessing capital through the SEPA (defined below in Note 9 - Equity) and other capital raising strategies such as debt financing, other non-dilutive financing and/or equity financing, including through asset-based lending and/or receivable financing and collecting on its outstanding receivables. However, the ability to access the SEPA is dependent on trading volumes and the market price of Xos’ Common Stock. Furthermore, the Company's access to capital under the SEPA is not available as of the date of this filing and will not be available until a post-effective amendment to the Registration Statement on Form S-1 filed on July 27, 2023 is filed with the SEC and declared effective and other applicable conditions are met.
On August 9, 2022 (as amended on September 28, 2022), the Company entered into a note purchase agreement (the “Note Purchase Agreement”) with Aljomaih Automotive Co. (“Aljomaih”) under which the Company agreed to sell and issue to Aljomaih a convertible promissory note with a principal amount of $20.0 million and a maturity date of August 11, 2025.
Based on the Company’s strategies to raise funds as described above and Xos’ cash and cash equivalents as of June 30, 2024, the Company has concluded that it is not probable that such proceeds would provide sufficient liquidity to fund operations for the next twelve months following the date of the issuance of the condensed consolidated interim financial statements in this

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Report. As a result, it is not probable that Xos’ plans alleviate the substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of the condensed consolidated interim financial statements in this Report. Absent the Company being able to collect on its outstanding accounts receivable, obtain a sufficient level of new capital in the near-term and/or obtain replacement financing for or extend the maturity of existing debt, the Company could need to seek protection under Chapters 7 or 11 of the United States Bankruptcy Code. This could potentially cause the Company to cease operations and result in a complete or partial loss of your investment in the Company’s securities.
Supply Chain Disruptions
While the Company’s ability to source certain critical inventory items has been steadily improving since prior years, it is still experiencing long-standing negative effects from global economic conditions, and expects such effects to continue to varying degrees for the foreseeable future. The Company has also observed, and expects to be impacted by, sporadic and unpredictable shortages for specific components, primarily in power electronics and harnesses, and disruptions to the supply of components. Fluctuating fuel prices and geopolitical conflicts have compounded ongoing supply and demand pressures for shipping, resulting in port congestion, higher freight fees and longer transit times.

Despite these disruptions, the Company’s supply chain team continues to employ mitigating strategies to effectively source inventory for all our products. The team has continued working with vendors to find alternative solutions to overcome these constraints and, where appropriate, working to find alternate sources of supply for critical components, including placing orders in advance of projected need, while ensuring such components have extended usage projected. These steps are designed to promote availability of materials in time to meet production plans without inflating inventory beyond projected lead times.
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
In the opinion of management, all adjustments (primarily consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022 presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 29, 2024.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenues and expenses during the reporting periods. The areas with significant estimates and judgments include, among others, inventory valuation, incremental borrowing rates for assessing operating and financing lease liabilities, useful lives of property and equipment, stock-based compensation, product warranty liability, and valuation of convertible debt and related embedded derivatives, common stock warrant liability, earn-out shares liability and valuations utilized in connection with acquisitions. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to the Company’s financial statements.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Accounts Receivable, Net
The Company records unsecured and non-interest bearing accounts receivable at the gross invoice amount, net of any allowance for expected credit losses. The Company maintains its allowance for expected credit losses at a level considered adequate to provide for potential account losses on the balance based on management’s evaluation of past losses, current customer conditions, and the anticipated impact of current economic conditions. The Company recorded an allowance for expected credit losses of $60,000 and $62,000 as of June 30, 2024 and December 31, 2023, respectively.

Duty Drawback Receivable
Duty drawbacks are recoveries of tariffs paid for vehicles that were acquired as a result of the consummation of the Arrangement. The Company expects to recover some of the vehicle inventory value through crushing the vehicles to recover tariffs already paid. As of June 30, 2024, the Company estimates aggregate tariff recovery of approximately $2.7 million upon destruction of SOLO (as defined below in Note 4 - Acquisition of ElectraMeccanica) vehicles and submission of the related claim documents. As of June 30, 2024, the Company completed the crushing of the vehicles but has not yet received any tariff recovery related to the destruction of SOLO vehicles.The Company recorded the duty drawback receivable within other non-current assets in the consolidated balance sheets as of June 30, 2024, and in other income within the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024.

Warranty Liability
The Company provides customers with a product warranty that assures that the products meet standard specifications and is free for periods typically between 2 to 5 years. The Company accrues warranty reserve for the products sold, which includes its best estimate of the projected costs to repair or replace items under warranties and recalls if identified. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain given the Company’s relatively short history of sales, and changes to its historical or projected warranty experience may cause material changes to the warranty reserve in the future. Claims incurred under the Company’s standard product warranty programs are recorded based on open claims. The Company recorded warranty liability within other current liabilities in the consolidated balance sheets as of June 30, 2024 and December 31, 2023.
The reconciliation of the change in the Company’s product liability balances during the three and six months ended June 30, 2024 and 2023 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Warranty liability, beginning of period	$1,199	$1,155	$1,306	$1,099
Reduction in liability (payments)	(400)	(527)	(922)	(743)
Increase in liability	344	673	759	945
Warranty liability, end of period	$1,143	$1,301	$1,143	$1,301

Concentrations of Credit and Business Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of June 30, 2024 and 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
During the six months ended June 30, 2024, two customers accounted for 25% and 10% of the Company’s revenues. During the six months ended June 30, 2023, two customers accounted for 49% and 34% of the Company’s revenues. During the three months ended June 30, 2024, two customers accounted for 19% and 14% of the Company’s revenues. During the three months ended June 30, 2023, three customers accounted for 68%, 13%, and 12% of the Company’s revenues.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
As of June 30, 2024, one customer accounted for 13% of the Company’s accounts receivable. As of June 30, 2023, three customers accounted for 59%, 10% and 10% of the Company’s accounts receivable. As of December 31, 2023, one customer accounted for 52% of the Company’s accounts receivable.

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
Defined Contribution Plan

We have a 401(k) savings plan that is intended to qualify as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) savings plan, participating employees are auto enrolled to 3% of their eligible compensation, subject to certain limitations. We did not make any contributions to the 401(k) savings plan during the three and six months ended June 30, 2024 and 2023.

Recent Accounting Pronouncements Issued and not yet Adopted:
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires incremental segment information disclosure on an annual and interim basis. This amendment includes disclosure of significant segment expenses which are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss; other segment items by reportable segment and a description of its composition; reportable segment’s profit or loss and assets; additional measures of segment profit or loss if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance, and the title and position of the entity’s CODM and how the CODM uses the reported measures of segment profit or loss in assessing segment performance and determining resource allocation. A company with a single reportable segment is required to provide all the disclosures from this amendment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and should be applied retrospectively. The Company is evaluating the impact of this amendment to the related financial statement disclosures.
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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Note 3— Revenue Recognition
Disaggregated revenues by major source for the three and six months ended June 30, 2024 and 2023 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Product and service revenue
Stepvans & vehicle incentives(1)	$13,146	$4,287	$24,731	$8,549
Powertrains & hubs	1,423	223	1,845	228
Other product revenue	642	127	1,270	293
Total product revenue	15,211	4,637	27,846	9,070
Ancillary revenue	324	117	851	381
Total revenues	$15,535	$4,754	$28,697	$9,451
___________
(1)Amounts are net of returns and allowances. Stepvans & vehicle incentives includes revenue generated from leasing.
Note 4 — Acquisition of ElectraMeccanica

On March 26, 2024, Xos completed the acquisition of all of the issued and outstanding ElectraMeccanica Shares, in exchange for the issuance of 1,766,388 shares of Xos Common Stock. The transfer of common shares resulted in the Xos stockholders and ElectraMeccanica shareholders immediately prior to the transaction owning approximately 79% and 21% of Xos upon completion of the transaction, respectively. The Company accounted for the acquisition of ElectraMeccanica as an asset acquisition in accordance with Accounting Standards Codification Topic 805-50, Acquisition of Assets Rather than a Business, because the acquired set of assets and activities does not include a substantive process. Therefore, the acquired set of assets and activities does not meet the definition of a business. This determination was made with key judgments including the following:

•ElectraMeccanica has discontinued, recalled, and repurchased all previously sold three-wheeled electric vehicles (the “SOLO”), because of a loss of propulsion issue that resulted in the vehicles being under a “do not drive” order from the National Highway Traffic Safety Administration. All in-process research and development (“IPR&D”) projects to commercialize the SOLO or a new four-wheeled electric (the “E4”) have been terminated by ElectraMecannica. The IPR&D related to SOLO and E4 has nominal value and require significant time, cost, and engineering efforts to commercialize.

•The majority of the assembled workforce is performing administrative tasks or working on the destruction of the remaining inventory and closing of leased facilities. The acquired assembled workforce does not contain sufficient engineers with the knowledge and skill set to commercialize ElectraMeccanica’s terminated IPR&D projects.

Accordingly, the purchase consideration provided by Xos to effect the acquisition has been allocated to the acquired assets and assumed liabilities based upon their relative fair values. The following table summarizes the acquisition of ElectraMeccanica on March 26, 2024 (in thousands):

Purchase consideration (1)	$(35,588)

Assets acquired
Cash and cash equivalents	$50,240
Restricted cash	1,115
Prepaid expenses and other current assets	1,539
Other non-current assets	1,736
Total identifiable assets acquired	$54,630

Liabilities assumed

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited

Accounts payable	$(804)
Other current liabilities (2)	(1,903)
Other non-current liabilities (2)	(16,335)
Total liabilities assumed	$(19,042)

Net assets acquired and liabilities assumed	$35,588

(1) As a result of the asset acquisition accounting, the transaction costs of $3.7 million associated with the acquisition are included in the costs of the assets acquired and allocated amongst qualifying assets using the relative fair value basis. The transaction costs primarily included financial advisor fees, accounting, and legal expenses.

(2) The Company assumed two lease facilities in connection with the ElectraMeccanica acquisition which are reflected in other current liabilities and other non-current liabilities of approximately $1.2 million and $16.0 million, respectively.
The Company recognized $0.0 million and $2.0 million of severance related expenses in general and administrative expense in its condensed consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2024.
Note 5 — Inventories
Inventory amounted to $41.4 million and $37.8 million, respectively, as of June 30, 2024 and December 31, 2023 and consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$33,019	$30,357
Work in process	5,828	3,033
Finished goods	2,509	4,453
Total inventories	$41,356	$37,843
Inventories as of June 30, 2024 and December 31, 2023 were comprised of raw materials, work in process related to the production of vehicles for sale and finished goods inventory including vehicles in transit to fulfill customer orders, new vehicles, new vehicles awaiting final pre-delivery quality review inspection, and Xos Energy Solutions™ products available for sale.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Note 6 — Selected Balance Sheet Data
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaid inventories	$2,801	$1,745
Prepaid expenses and other(1)	3,417	2,796
Contract assets	315	811
Financed insurance premiums	1,394	1,310
Assets held for sale	408	408
Total prepaid expenses and other current assets	$8,335	$7,070
____________
(1) Primarily relates to assets acquired in connection with the ElectraMeccanica acquisition, prepaid licenses and subscriptions, prepaid insurance and other receivables.

Other Non-Current Assets

Other non-current assets as of June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Security deposits	$2,661	$1,599
Duty drawback receivable(1)	2,709	—
Other non-current assets	775	739
Total other non-current assets	$6,145	$2,338
___________
(1) Represents the estimated amount that can be recovered from previously paid tariffs relating to crushed SOLO vehicles that were acquired in connection with the ElectraMeccanica acquisition.
Other Current Liabilities
Other current liabilities as of June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued expenses and other (1)	$7,841	$7,435
Contract liabilities	279	690
Customer deposits	1,099	2,364
Warranty liability	1,143	1,306
Equipment notes payable, current	363	350
Short-term insurance financing notes	1,341	1,003
Operating lease liabilities, current	2,942	1,664
Finance lease liabilities, current	1,945	2,005
Total other current liabilities	$16,953	$16,817
____________
(1) Primarily relates to the liabilities assumed in connection with the ElectraMeccanica acquisition, accrued inventory purchases, personnel costs, wages, health benefits, vacation and other accruals.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Revenue recognized from the customer deposits balance for the six months ended June 30, 2024 and 2023 was $0.6 million and $0.4 million, respectively. Revenue recognized for the year ended December 31, 2023 from the customer deposits balance as of December 31, 2022 was $0.4 million.
Other Non-Current Liabilities
Other non-current liabilities as of June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued interest expense and other	$4,466	$2,985
Equipment notes payable, non-current	497	593
Operating lease liabilities, non-current	18,345	3,511
Finance lease liabilities, non-current	464	1,472
Total other non-current liabilities	$23,772	$8,561

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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
As of June 30, 2024 and December 31, 2023, the fair value of the Earn-out Shares liability was estimated to be $6,000 and $39,000, respectively. The Company recognized a gain on the change in fair value in Earn-out Shares liability of $33,000 and $0.5 million in its condensed consolidated statements of operations and comprehensive loss during the six months ended June 30, 2024 and 2023, respectively. The Company recognized a gain of $36,000 and a gain of $0.6 million during the three months ended June 30, 2024 and 2023, respectively.
The allocated fair value to the Earn-out RSU component, which is covered by ASU 718, Compensation — Stock Compensation, is recognized as stock-based compensation expense over the vesting period commencing on the grant date of the award.
Note 8 — Convertible Notes
Convertible Debentures
On August 9, 2022, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with YA II PN, Ltd. (“Yorkville”) for the issuance of convertible debentures (“Convertible Debentures”), convertible into shares of Common Stock subject to certain conditions and limitations, in the principal amount of up to $35 million. On August 11, 2022, pursuant to the Securities Purchase Agreement, the Company sold and issued a Convertible Debenture to Yorkville in the principal amount of $20.0 million. On September 21, 2022, pursuant to the Securities Purchase Agreement, the Company sold and issued an additional Convertible Debenture to Yorkville in the principal amount of $15.0 million. Such Convertible Debentures were amended on June 22, 2023. The Convertible Debentures provided that Yorkville would use commercially reasonable efforts to convert at least $2.0 million during each 30-day period beginning on September 9, 2022, provided that certain conditions were satisfied as of each such period.
The Convertible Debentures incurred interest at an annual rate of 6%, payable at maturity. Pursuant to the terms of the Securities Purchase Agreement, in July 2023, the Company elected to extend the maturity date of the Convertible Debentures from November 11, 2023 to February 11, 2024. The interest rate increased to an annual rate of (i) 10% upon the occurrence and during the continuance of an event of default, and (ii) 7.5% for so long as any “Registration Event” (as defined in the Convertible Debentures) remained in effect in accordance with the Registration Rights Agreement (described below). The Convertible Debentures provided a conversion right, in which any portion of the principal amount of the debt, together with any accrued but unpaid interest, could be converted into the Common Stock at a conversion price equal to the lower of (i) $74.199 (as adjusted for the reverse stock split described at Note 9 - Equity, below) or (ii) 97% of the lowest daily volume weighted average price (“VWAP”) of the Common Stock during the three consecutive trading days immediately preceding the conversion (but not lower than a certain floor price (“Floor Price”) that was subject to further adjustment in accordance with the terms of the Convertible Debentures). The Floor Price at the time of payoff on December 4, 2023 was $17.70 (as adjusted for the reverse stock split described at Note 9 - Equity, below).
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
The Convertible Debentures included a monthly prepayment provision that was triggered if (i) the daily VWAP of the Company’s Common Stock was less than the Floor Price for 5 consecutive trading days or (ii) the Company issued pursuant to the Convertible Debentures in excess of 95% of the Common Stock available under the Exchange Cap, as defined in the Convertible Debentures. If this provision was triggered, the Company was required to make monthly payments, beginning on the 10th calendar day after the triggering date, of up to $4.0 million of principal (subject to a redemption premium of 5%) plus accrued and unpaid interest, subject to certain conditions (“Prepayments”). The monthly Prepayment requirement would cease if (i) the Company provided Yorkville a reset notice reducing the Floor Price, limited to no more than 85% of the closing price on the trading day immediately prior to the notice and not less than $15.00 (as adjusted for the reverse stock split described at Note 9 - Equity, below) or (ii) the daily VWAP is greater than the Floor Price for 3 consecutive trading days. In the event the

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
monthly Prepayment provision was triggered by the issuance in excess of 95% of the Common Stock available under the Exchange Cap, the monthly Prepayment requirement would cease on the date the Company obtained stockholder approval to increase the number of shares of Common Stock available under the Exchange Cap and/or the Exchange Cap no longer applied. The monthly Prepayment requirement will cease upon the payment in full of all obligations under the Convertible Debentures.
The Company and Yorkville entered into a registration rights agreement (the “Registration Rights Agreement”) pursuant to which the Company was required to file a registration statement registering the resale by Yorkville of any shares of the Company’s Common Stock issuable upon conversion of the Convertible Debentures. The Company filed the initial registration statement on September 8, 2022 and received notice of effectiveness on September 19, 2022.
On June 22, 2023, the Company and Yorkville entered into the Side Letter (the “Side Letter”) to the Securities Purchase Agreement, pursuant to which the Company and Yorkville agreed, among other things, to remove the restriction on the Company’s ability to effect an advance under the SEPA (see the section captioned “Standby Equity Purchase Agreement” in Note 9 - Equity, below), provided that for so long as any principal and interest remained outstanding under the Convertible Debentures, the Company may only (i) effect an advance under the SEPA if (x) the daily VWAP of the Common Stock is less than the Floor Price for five consecutive trading days, or (y) the Company has issued pursuant to the Convertible Debentures in excess of 95% of the shares of the Common Stock available under the Exchange Cap and has not been cured in accordance with clause (A), (B), or (C) of Section 2(a) of the Convertible Debentures, and (ii) designate an Option 1 Advance Amount under the SEPA. Pursuant to the Side Letter, the proceeds from any advance would offset an equal amount outstanding under the Convertible Debentures as an optional redemption. During each calendar month, any portion of such proceeds that would result in the cumulative reduction to the outstanding principal under the Convertible Debentures by more than $3.0 million (“Excess Proceeds”) were to be split such that 75% of such Excess Proceeds is paid to the Company pursuant to the terms of the SEPA and 25% of such Excess Proceeds is applied as an optional redemption on the Convertible Debentures. Each monthly Prepayment amount under the Convertible Debentures was to be reduced by any such proceeds applied as an optional redemption in the 30 days prior to the applicable monthly Prepayment date.
The derivative liabilities associated with the Convertible Debentures remained in effect until such time as the underlying convertible notes were exercised or terminated (see Note 10 - Derivative Instruments). As of June 30, 2024 and December 31, 2023, there were no derivative liabilities recorded on the Company’s condensed consolidated balance sheet as the Convertible Debentures were fully repaid prior to December 31, 2023.
The Company received proceeds, net of a 2% original issuance discount, of $34.3 million from Yorkville. Debt issuance costs of $0.3 million were recorded at inception of the Convertible Debentures. Debt discount and issuance costs are amortized through the maturity date of the debenture using the effective interest rate method.
The Convertible Debentures were not included in the computation of either basic or diluted earnings per share (“EPS”) for the three and six months ended June 30, 2023 in Note 16 — Net Loss per Share, because the financial instrument did not represent participating securities. Further, the Convertible Debentures are not included in diluted EPS because the Company reported a net loss from continuing operations for the three and six months ended June 30, 2023; thus, including these financial instruments would have an antidilutive effect on EPS.

As of June 30, 2024 and December 31, 2023, there was no principal balance recorded as the Convertible Debentures were fully repaid prior to December 31, 2023. Amortization of debt discounts and issuance costs, recorded in other expense, net, for the three months ended June 30, 2024 and 2023 totaled $0 and $2.5 million, respectively. Amortization of debt discounts and issuance costs, recorded in other expense, net, for the six months ended June 30, 2024 and 2023 totaled $0 and $4.3 million, respectively.

The Company recorded interest expense of $0 in other expense, net related to the Convertible Debentures during the three and six months ended June 30, 2024. The Company recorded interest expense of $0.3 million and $0.7 million in other expense, net related to the Convertible Debentures during the three and six months ended June 30, 2023, respectively.

Convertible Promissory Note
On August 9, 2022, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) with Aljomaih Automotive Co. (“Aljomaih”) under which the Company agreed to sell and issue to Aljomaih a convertible promissory note with a principal amount of $20.0 million. On August 11, 2022, pursuant to the Note Purchase Agreement, the Company sold

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
and issued $20.0 million in principal amount of a convertible promissory note (the “Original Note”) to Aljomaih. On September 28, 2022, the Company and Aljomaih agreed to amend and restate the Original Note (as amended and restated, the “Note”) to, among other things, adjust the calculation of the shares of the Company’s Common Stock issuable as interest, as described further below.
The Note, which matures on August 11, 2025, bears interest at a rate of 10.0% per annum, payable at maturity in validly issued, fully paid and non-assessable shares of Common Stock (“Interest Shares”), unless earlier converted or paid. If the 10-day VWAP ending on the trading day immediately prior to the applicable payment date is greater than or equal to the Minimum Price (as defined in Nasdaq Rule 5635(d)) or the Company has received the requisite approval from its stockholders, the number of Interest Shares to be issued will be calculated based on the 10-day; otherwise, the number of Interest Shares to be issued will be based on the Nasdaq Minimum Price. The conversion price for the Note will initially be equal to $71.451 per share, as adjusted for the Company’s 1-for-30 reverse stock split that occurred on December 6, 2023, subject to adjustment in some events pursuant to the terms of the Note. The Company will have the right, in its sole discretion and exercisable at its election by sending notice of such exercise to Aljomaih, to irrevocably fix the method of settlement that will apply to all conversions of Notes. Methods of settlement include (i) physical settlement in shares of Common Stock, (ii) cash settlement determined by multiplying the principal being converted by the 10-day VWAP ending on the trading day immediately prior to the conversion date and dividing by the conversion price, or (iii) a combination of Common Stock and cash.
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
The Note will not be included in the computation of either basic or diluted EPS for the three months ended June 30, 2024 in Note 16 — Net Loss per Share. This financial instrument is not included in basic EPS because it does not represent participating securities. Further, the Note is not included in diluted EPS because the Company reported a net loss from continuing operations for the three and six months ended June 30, 2024; thus, including these financial instruments would have an antidilutive effect on EPS.
As of June 30, 2024 and December 31, 2023, the Company had a principal balance of $20.0 million outstanding, net of unamortized debt and issuance costs of $56,000 and $80,000, respectively. Debt issuance costs are amortized through the maturity date of the Note using the effective interest rate method. Amortization of debt issuance costs, recorded in other expense, net, for the three and six months ended June 30, 2024 and 2023, was immaterial. The Company recorded interest expense of $0.5 million and $1.0 million in other expense, net related to the Note during the three and six months ended June 30, respectively, in both 2024 and 2023.
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
Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided with a grace period of 180 calendar days, or until June 26, 2023, to meet the minimum bid price requirement of Rule 5450(a)(1) under the listing rules of Nasdaq (the “Minimum Bid Price Requirement”). On June 20, 2023, the Company applied to transfer the listing of the Common Stock and Public Warrants from The Nasdaq Global Market to The Nasdaq Capital Market.
On June 27, 2023, the Company received approval from the Listing Qualifications Department of Nasdaq to transfer the listing of the Common Stock and Public Warrants from the Nasdaq Global Market to the Nasdaq Capital Market (the “Approval”). The Common Stock and Public Warrants transferred to the Nasdaq Capital Market at the opening of business on June 29, 2023. The Common Stock will continue to trade under the symbol “XOS” and the Public Warrants will continue to trade under the symbol “XOSWW.” The Nasdaq Capital Market operates in substantially the same manner as the Nasdaq Global Market, but with less stringent listing requirements, although listed companies must meet certain financial requirements and comply with Nasdaq’s corporate governance requirements.
In connection with the Approval, the Company was granted an additional 180-calendar day grace period, or until December 26, 2023, to regain compliance with the Minimum Bid Price Requirement. To regain compliance with the Minimum Bid Price Requirement and qualify for continued listing on the Nasdaq Capital Market, the minimum bid price per share of the Common Stock had to be at least $1.00 for at least ten consecutive business days during the additional 180-calendar day grace period. As part of the Company’s transfer application, the Company notified Nasdaq that in order to regain compliance with the Minimum Bid Price Requirement during the additional grace period, it would implement a reverse stock split. As described below, the Company effected the Reverse Stock Split (defined below) on December 6, 2023. As a result, the minimum bid price per share of the Common Stock was at least $1.00 for the ten consecutive business days ending December 20, 2023, causing the Company to regain compliance with the Minimum Bid Price Requirement.

Reverse Stock Split: In response to the Letter, on December 6, 2023, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation to effect a 1‑for‑30 reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding shares of Common Stock. As a result of the Reverse Stock Split, every 30 shares of Common Stock issued and outstanding were automatically combined and converted into one share of Common Stock. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders of record who otherwise would have been entitled to receive fractional shares because they held a number of shares of Common Stock not evenly divisible by the Reverse Stock Split ratio automatically received a cash payment in lieu of such fractional shares based on the closing price of the Common Stock as of the effective time of the Reverse Stock Split. The Reverse Stock Split did not reduce the number of authorized shares of Common Stock of 1,000,000,000, or change the par value per share of the Common Stock. The Reverse Stock Split affected all

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
stockholders uniformly and did not affect any stockholder’s ownership percentage of the Company’s shares of Common Stock (except to the extent that the Reverse Stock Split resulted in some of the stockholders receiving cash in lieu of fractional shares).

All outstanding stock options, warrants, restricted stock units, convertible debt and similar securities entitling their holders to receive or purchase shares of Common Stock were proportionately adjusted as a result of the Reverse Stock Split, as required by the terms of each security. After giving effect to the Reverse Stock Split, with respect to the Company's warrants listed on Nasdaq under the symbol “XOSWW,” every 30 warrants outstanding immediately prior to the Reverse Stock Split are exercisable for one share of Common Stock at an exercise price of $345.00 per share, which is 30 times $11.50, the initial exercise price per share.
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
As consideration for Yorkville’s commitment to purchase shares of Common Stock at the Company’s direction upon the terms and subject to the conditions set forth in the purchase agreement, upon execution of the purchase agreement, the Company issued 619 shares of Common Stock (as adjusted for the Reverse Stock Split) to Yorkville.
On June 22, 2023, the Company and Yorkville entered into the First Amendment to Standby Equity Purchase Agreement (the “SEPA Amendment”), in which the Company and Yorkville amended the SEPA to: (1) change the calculation of the purchase price of an Option 1 Advance (as defined in the SEPA) from an average of the daily VWAP of the Common Stock during a three-day pricing period to the lowest VWAP during such three-day pricing period; (2) change the denomination of any requested advances from the Company to Yorkville under the SEPA from dollars to shares; (3) increase Yorkville’s beneficial ownership limitation under the SEPA from 4.99% to 9.99% of the outstanding Common Stock, provided that if any portion of an advance under the SEPA would cause Yorkville to exceed the beneficial ownership limitation due to Yorkville’s ownership of the Company’s securities convertible into Common Stock, then the maximum number of shares of Common Stock that such securities will be convertible into will be reduced by the number of shares of Common Stock included in such advance for such period that Yorkville holds such shares of common stock covered by such advance and the number of shares of Common Stock covered by such advance will not be reduced; (4) extend the commitment period to February 11, 2026 and (5) make other administrative and drafting changes.
Pursuant to the Side Letter, the Company and Yorkville agreed, among other things, to remove the restriction in the Securities Purchase Agreement on the Company’s ability to effect an advance under the SEPA, subject to certain conditions while the Convertible Debentures remain outstanding. The proceeds from any advance under the SEPA would offset an equal amount outstanding under the Convertible Debentures as an optional redemption. During each calendar month, any portion of such proceeds that would result in the cumulative reduction to the outstanding principal under the Convertible Debentures by more than $3.0 million (“Excess Proceeds”) were to be split such that 75% of such Excess Proceeds is paid to the Company pursuant to the terms of the SEPA and 25% of such Excess Proceeds is applied as an optional redemption of the Convertible Debentures. Each monthly Prepayment amount under the Convertible Debentures were to be reduced by any such optional redemptions in the 30 days prior to the applicable Prepayment date. During the six months ended June 30, 2024 and 2023, the Company issued 5,500 and 99,566 shares of Common Stock under the SEPA for proceeds of $46,750 and $924,179, respectively.
As of June 30, 2024 and December 31, 2023, the remaining commitment available under the agreement was $119.4 million and $119.5 million, respectively. However, our ability to fully utilize the remaining commitment amount may be limited by various factors, including, but not limited to, the availability of an effective registration statement permitting the resale of such shares of Common Stock. In particular, the Company’s access to capital under the SEPA is not available as of the date of this Report on Form 10-Q and will not be available until the Company files with the SEC a post-effective amendment to the Registration Statement on Form S-1 filed on July 27, 2023.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Note 10 — Derivative Instruments
Public and Private Placement Warrants
As of June 30, 2024, the Company had 18,633,301 Public Warrants and 199,997 Private Placement Warrants outstanding, with fair values of $0.4 million and $5,000, respectively.
Each Warrant is exercisable to purchase one-thirtieth of one share of Common Stock (as adjusted for the Reverse Stock Split). The Public Warrants have an exercise price of $345.00 per whole share, subject to adjustments, and will expire on August 20, 2026 or earlier upon redemption or liquidation. The Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade. The Public Warrants became exercisable; provided that the Company has an effective registration statement under the Securities Act covering the issuance of the Common Stock issuable upon exercise of the Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their Warrants on a cashless basis under the circumstances specified in the warrant agreement). A registration statement was filed with the SEC covering the issuance of the Common Stock issuable upon exercise of the Warrants, and the Company will use its commercially reasonable efforts to maintain the effectiveness of such registration statement and a current prospectus relating to those shares of Common Stock until the Public Warrants expire or are redeemed. If the shares of Common Stock are at the time of any exercise of a Public Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, requires holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement.
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
Redemption of Warrants for cash when the price per share of Common Stock equals or exceeds $540.00:
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
As of June 30, 2024, there were 1,837 Options outstanding under the 2018 Stock Plan. The amount and terms of Option grants were determined by the board of directors of Legacy Xos. The Options granted under the 2018 Stock Plan generally expire within 10 years from the date of grant and generally vest over four years, at the rate of 25% on the first anniversary of the date of grant and ratably on a monthly basis over the remaining 36-month period thereafter based on continued service.
Stock option activity during the six months ended June 30, 2024 consisted of the following:

	Options	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Years	Aggregate Intrinsic Value
December 31, 2023 — Options outstanding	22,512	$0.40	$0.51	0.55	$168,194
Exercised	(20,659)	0.38	0.50		141,076
March 31, 2024 — Options outstanding	1,853	$0.56	$0.63	5.79	$17,806
Exercised	(16)	0.64	0.46		115
June 30, 2024 — Options outstanding	1,837	0.56	0.63	5.54	$11,532
June 30, 2024 — Options vested and exercisable	1,765	$0.55	$0.64	5.51	$11,071
Aggregate intrinsic value represents the difference between the exercise price of the options and the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised during the three months ended June 30, 2024 and 2023 were approximately $115 and $179,000, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2024 and 2023 were approximately $141,000 and $180,000, respectively.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
The Company estimates the grant date fair value of options utilizing the Black-Scholes option pricing model, which is dependent upon several variables, including expected option term, expected volatility of the Company's share price over the expected term, expected risk-free rate and expected dividend yield rate. There were no option grants during the three and six months ended June 30, 2024 and 2023.
2021 Equity Plan
On August 19, 2021 the Company’s stockholders approved the 2021 Equity Plan, which was ratified by the Company’s board of directors on August 20, 2021. The 2021 Equity Plan provides for the grant of incentive stock options (“ISOs”), within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) to employees, including employees of any parent or subsidiary, and for the grant of non-statutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), performance awards and other forms of awards to employees, directors and consultants, including employees and consultants of Xos’ affiliates.
As of June 30, 2024, there were 371,857 shares of Common Stock available for issuance under the 2021 Equity Plan.
RSU activity during the six months ended June 30, 2024 consisted of the following:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Fair Value
December 31, 2023 — RSU outstanding	603,040	$18.97	$4,819,138
Granted	95,636	9.15	863,989
Vested	(94,428)	17.76	848,522
Forfeited	(4,845)	21.26	55,365
March 31, 2024 — RSU outstanding	599,403	$17.43	$6,146,714
Granted	92,505	7.64	706,702
Vested	(265,157)	13.83	2,120,841
Forfeited	(25,055)	16.52	218,566
June 30, 2024 — RSU outstanding	401,696	$17.61	$2,781,676
The Company recognized stock-based compensation expense (including Earn-out RSUs) in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024 totaling approximately $1.6 million and $3.6 million, respectively, and June 30, 2023, totaling approximately $2.1 million and $4.1 million, respectively, which consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of goods sold	$99	$137	$236	$266
Research and development	353	457	815	958
Sales and marketing	170	258	324	525
General and administrative	1,012	1,202	2,265	2,317
Total	$1,634	$2,054	$3,640	$4,066
We allocate stock-based compensation expense to cost of goods sold, research and development expense, sales and marketing expense and general and administrative expense, based on the roles of the applicable recipients of such stock-based compensation. The unamortized stock-based compensation expense was $6.6 million as of June 30, 2024, and weighted average remaining amortization period as of June 30, 2024 was 2.13 years.
The aggregate fair value of RSUs that vested was $2.1 million and $3.0 million during the three and six months ended June 30, 2024, respectively.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Note 12 — Property and Equipment, net
Property and equipment, net consisted of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Equipment	$7,749	$7,629
Finance lease assets	7,784	7,974
Furniture and fixtures	173	173
Company vehicles	2,397	2,102
Leasehold improvements	1,401	1,401
Computers, software and related equipment	3,128	3,091
Construction in progress	292	292
Property and equipment, gross	22,924	22,662
Accumulated depreciation	(9,936)	(8,002)
Property and equipment, net	$12,988	$14,660
Depreciation expense during the three months ended June 30, 2024 and 2023, totaled $0.9 million and $0.4 million, respectively. Depreciation expense during the six months ended June 30, 2024 and 2023, totaled $1.8 million and $1.4 million, respectively.
Note 13 — Commitments and Contingencies
Legal Contingencies
Legal claims may arise from time to time in the normal course of business, the results of which may have a material effect on the Company’s accompanying unaudited condensed consolidated financial statements. As of June 30, 2024 and December 31, 2023, the Company was not a party to any legal proceedings, that individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
Other Contingencies
The Company enters into non-cancellable long-term purchase orders and vendor agreements in the normal course of business. As of June 30, 2024, non-cancellable purchase commitments with two of the Company’s vendors totaled $0.4 million.

Note 14 — Related Party Transactions
The Company had a contract manufacturing agreement with Fitzgerald Manufacturing Partners to provide manufacturing services, which was terminated during June 2023. The owner of Fitzgerald Manufacturing Partners is a stockholder of the Company. The Company also has lease agreements with Fitzgerald Manufacturing Partners. For each of the three months ended June 30, 2024 and 2023, the Company incurred rent expense of $0.2 million related to these agreements. For each of the six months ended June 30, 2024 and 2023, the Company incurred rent expense of $0.4 million related to these agreements.
Note 15 — Income Taxes
The Company’s effective tax rate during the three months ended June 30, 2024 and 2023 was (0.04)% and (0.01)%, respectively. The Company’s effective tax rate during the six months ended June 30, 2024 and 2023 was (0.04)% and (0.01)%, respectively. State taxes coupled with losses not benefited resulted in an effective tax rate below the statutory tax rate of 21% for the six months ended June 30, 2024.
The Company acquired ElectraMeccanica on March 26, 2024 through a stock acquisition. The Company considered ElectraMeccanica’s operations for income tax purposes and deemed the net impact to the provision for income taxes for the six months ended June 30, 2024 immaterial.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
The Company recognizes tax benefits related to positions taken, or expected to be taken, on its tax returns, only if the positions are "more-likely-than-not" sustainable. Once this threshold has been met, the Company's measurement of its expected tax benefits is recognized in its financial statements. The Company does not have any uncertain tax positions that meet this threshold as of June 30, 2024 and December 31, 2023.
The Company is subject to taxation and files income tax returns with the U.S. federal government and various states, as well as Canada and China. The Company’s 2020 California state return is currently under examination by the California Franchise Tax Board, but the Company does not believe there are any uncertain tax benefits that should be reserved. The Company is not currently under examination by any other tax authorities. The Company generally is not subject to examination for tax years prior to 2018.
At June 30, 2024, the Company's deferred income taxes were in a net asset position mainly due to deferred tax assets generated by net operating losses. The Company assesses the likelihood that its deferred tax assets will be realized. A full review of all positive and negative evidence needs to be considered, including the Company's current and past performance, the market environments in which the Company operates, the utilization of past tax credits, the length of carryback and carryforward periods, and tax planning strategies that might be implemented. Management believes that, based on a number of factors, it is more likely than not that all or some portion of the deferred tax assets may not be realized; accordingly, the Company has provided a valuation allowance against its net deferred tax assets at June 30, 2024 and December 31, 2023.

Note 16 — Net Loss per Share
Basic and diluted net loss per share during the three and six months ended June 30, 2024 and 2023 consisted of the following (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(9,663)	$(23,578)	$(20,666)	$(47,909)
Net loss attributable to common stockholders, basic	(9,663)	(23,578)	(20,666)	(47,909)
Net loss attributable to common stockholders, diluted (1)	(9,663)	(23,578)	(20,666)	(47,909)
Denominator:
Basic (2)
Weighted average common shares outstanding, basic	7,864	5,700	6,986	5,667
Basic net loss per share	$(1.23)	$(4.14)	$(2.96)	$(8.45)
Diluted (2)
Weighted average common shares outstanding, diluted (1)	7,864	5,700	6,986	5,667
Diluted net loss per share	$(1.23)	$(4.14)	$(2.96)	$(8.45)
____________
(1) Net loss attributable to common stockholders, diluted during the three and six months ended June 30, 2024, excludes adjustments related to the change in fair value of derivative liabilities, interest expense and amortization of discounts and issuance costs related to the Convertible Debentures. Additionally, weighted average common shares outstanding, diluted as of the three and six months ended June 30, 2023 excludes the if-converted shares related to the Convertible Debentures. These adjustments were excluded from the calculation of diluted net loss per share as they would have an antidilutive effect (see Note 8 - Convertible Notes).

(2) Shares for the three and six months ended June 30, 2023 have been retrospectively adjusted for the 1-for-30 reverse stock split that occurred on December 6, 2023.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Potential ending shares outstanding that were excluded from the computation of diluted net loss per share because their effect was anti-dilutive as of June 30, 2024 and 2023 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023 (1)	2024	2023 (1)
Contingent earn-out shares	547	547	547	547
Common stock underlying public and private warrants	628	628	628	628
Restricted stock units	402	722	402	722
Stock options	2	25	2	25
If-converted common stock from convertible debt	280	1,568	280	2,051

(1) Shares for the three and six months ended June 30, 2023 have been retrospectively adjusted for the 1-for-30 reverse stock split that occurred on December 6, 2023.

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
Assets and liabilities carried at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited

	June 30, 2024
	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and Cash Equivalents(1):
Money market funds	$5	$5	$—	$—
Total Financial Assets	$5	$5	$—	$—

Financial Liabilities:
Private Placement Warrants	$5	$—	$5	$—
Public Warrants	430	430	—	—
Contingent Earn-out Shares liability	6	—	—	6
Total Financial Liabilities	$441	$430	$5	$6

	December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and Cash Equivalents(1):
Money market funds	$2,917	$2,917	$—	$—
Total Financial Assets	$2,917	$2,917	—	—

Financial Liabilities:
Private Placement Warrants	$4	$—	$4	$—
Public Warrants	391	391	—	—
Contingent Earn-out Shares liability	39	—	—	39
Total Financial Liabilities	$434	$391	$4	$39
____________
(1) Included in total cash and cash equivalents on the condensed consolidated balance sheets.
The changes in the fair value of Level 3 financial liabilities during the three months ended June 30, 2024 consisted of the following (in thousands):

Contingent Earn-Out Shares Liability
Fair value at March 31, 2024	$42
Recognition of Earn-out RSUs	—
Change in fair value during the period	(36)
Fair value at June 30, 2024	$6

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
The changes in the fair value of Level 3 financial liabilities during the six months ended June 30, 2024 consisted of the following (in thousands):

Contingent Earn-Out Shares Liability
Fair value at December 31, 2023	$39
Recognition of Earn-out RSUs	—
Change in fair value during the period	(33)
Fair value at June 30, 2024	$6

Significant unobservable inputs related to Level 3 earn-out shares liability consisted of the following:

	June 30, 2024	December 31, 2023
Stock price	$6.91	$7.98
Stock price volatility	80%	80%
Expected term	2.14 years	2.64 years
Risk-free interest rate	4.7%	4.1%

Note 18 — Subsequent Events
Tyburn Sublease
On June 20, 2024, the Company entered into an agreement to sublease a portion of their Los Angeles office space, effective as of July 1, 2024, the date in which the tenant took possession of the office space. In accordance with ASC 842: Leases, the Company is accounting for the sublease as an operating lease and will recognize a monthly income of $35,000 over the lease term, which has an expiration date of January 31, 2027. There are no signs of impairment and the income derived from the sublease will be recognized on a straight-line basis over the term of the sublease.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which Xos’ management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Report and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) filed with the SEC on March 29, 2024. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in this Item 2 (including in the sections entitled “Overview” and “Liquidity and Capital Resources” below), in the accompanying unaudited notes to condensed consolidated financial statements in this Report, under the section entitled “Risk Factors” of this Report, and under the heading “Risk Factors” in the 2023 Form 10-K. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of Xos and its consolidated subsidiaries.
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
We have also developed a fleet management platform called Xosphere™ that interconnects vehicle, maintenance, charging, and service data. The Xosphere™ is aimed at minimizing electric fleet total cost of ownership through fleet management integration. This comprehensive suite of tools allows fleet operators to monitor vehicle and charging performance in real-time with in-depth telematics; reduce charging cost; optimize energy usage; and manage maintenance and support with a single software tool.
During the three months ended June 30, 2024, we delivered 78 vehicles and 12 powertrains (including hubs). During the three months ended June 30, 2023, we delivered 37 vehicles (including leases) and 1 powertrain. During the three months ended June 30, 2024, we generated $14.6 million in revenue (or 94% of revenue) from vehicle, powertrain and hub sales, $0.6 million (or 4% of revenue) in other product revenue, and $0.3 million (or 2% of revenue) in ancillary revenue. During the three months ended June 30, 2023, we generated $4.5 million in revenue (or 95% of revenue) from vehicle and powertrain sales, $0.1 million (or 3% of revenue) in other product revenue, and $0.1 million (or 2% of revenue) from ancillary revenue.
During the six months ended June 30, 2024, we delivered 138 vehicles and 14 powertrains (including hubs). During the six months ended June 30, 2023, we delivered 67 vehicles and 2 powertrains. During the six months ended June 30, 2024, we generated $26.6 million in revenue (or 93% of revenue) from vehicle, powertrain and hub sales, $1.3 million (or 4% of revenue) in other product revenue, and $0.9 million (or 3% of revenue) in ancillary revenue. During the six months ended June 30, 2023, we generated $8.8 million in revenue (or 93% of revenue) from vehicle and powertrain sales, $0.3 million (or 3% of revenue) in other product revenue, and $0.4 million (or 4% of revenue) from ancillary revenue.
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
Xos is an early-stage growth company, and as such incurred net losses and cash outflows since its inception. As an early-stage growth company, the Company's ability to access capital is critical. However, there can be no assurance such capital will be available to the Company when needed, on favorable terms or at all. If we are unable to collect on our outstanding accounts receivable, obtain a sufficient level of new capital in the near-term and/or obtain replacement financing for or extend the maturity of existing debt, we could be required to dissolve and liquidate our assets under bankruptcy laws or otherwise.
Recent Developments

On January 11, 2024, Xos and ElectraMeccanica entered into an arrangement agreement, as amended on January 31, 2024 (the “Arrangement Agreement”), pursuant to which Xos acquired all of the issued and outstanding common shares of ElectraMeccanica (“ElectraMeccanica Shares”) pursuant to a plan of arrangement (the “Plan of Arrangement”) under the Business Corporations Act (British Columbia) (the “Arrangement”).

The Arrangement was consummated on March 26, 2024. Subject to the terms and conditions set forth in the Arrangement Agreement and the Plan of Arrangement, on March 26, 2024, each ElectraMeccanica Share outstanding immediately prior to the effective time of the Arrangement was converted automatically into the right to receive 0.0143739 of a share of our Common Stock, for total consideration of 1,766,388 shares of Common Stock. Our liquidity was supplemented by net cash acquired in connection with the acquisition of ElectraMeccanica, which was approximately $50.2 million.
Key Factors Affecting Operating Results
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed in this Report.
Successful Commercialization of our Products and Services
We expect to derive future revenue from sales of our vehicles, battery systems and other product and service offerings. As many of these products are in development, we will require substantial additional capital to continue developing our products and services and bring them to full commercialization as well as fund our operations for the foreseeable future. Until we can generate sufficient revenue from product sales, we expect to finance a substantial portion of our operations through commercialization and production with proceeds from the Business Combination, the SEPA (as defined below), the Convertible Note (as defined below), the ElectraMeccanica acquisition and any future capital raising efforts. The amount and timing of our future funding requirements, if any, will depend on many factors, including the pace and results of our commercialization efforts.
Customer Demand
We have sold a limited number of our vehicles to our existing customers, have agreements with future customers and have received interest from other potential customers. The sales of our vehicles and services to our existing and future customers will be an important indicator of our performance.

Supply Chain Disruptions
While our ability to source certain critical inventory items has been steadily improving since prior years, it is still experiencing long-standing negative effects from global economic conditions, and expects such effects to continue to varying degrees for the foreseeable future. We have also observed, and expect to be impacted by, sporadic and unpredictable shortages for specific components, primarily in power electronics and harnesses, and disruptions to the supply of components. Fluctuating fuel prices and geopolitical conflicts have compounded ongoing supply and demand pressures for shipping, resulting in port congestion, higher freight fees and longer transit times.

Despite these disruptions, our supply chain team continues to employ mitigating strategies to effectively source inventory for all of our products. The team has continued working with vendors to find alternative solutions to overcome these constraints and, where appropriate, working to find alternate sources of supply for critical components, including placing orders in advance of projected need, while ensuring such components have extended usage projected. These steps are designed to promote availability of materials in time to meet production plans, without inflating inventory beyond projected lead times.

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
Currently, we conduct business through one operating segment. We are an early-stage growth company with minimal commercial operations and our activities to date have been conducted primarily within North America. For more information about our basis of operations, refer to Note 1 - Description of Business in the accompanying unaudited notes to condensed consolidated financial statements for more information.
Components of Results of Operations
Revenues
To date, we have primarily generated revenue from the sale of electric step vans, stripped chassis vehicles and battery systems. Our stripped chassis is our vehicle offering that consists of our X-Platform electric vehicle base and X-Pack battery systems, which customers can upfit with their preferred vehicle body. As we continue to expand our commercialization, we expect our revenue to come from these products and other vehicle offerings including chassis cabs, which will feature our chassis and powertrain with the inclusion of a proprietary designed cab, and tractors, a shortened version of the chassis cab designed to haul trailers (also known as “day cabs”), that travel in last-mile use cases. In addition, we also offer service offerings that include Xos Energy Solutions™, our energy solutions offering and Xosphere™, our fleet management platform.
Revenue consists of product sales, inclusive of shipping and handling charges, net of estimates for customer allowances, service offerings, and leasing. Revenue is measured as the amount of consideration we expect to receive in exchange for delivering products. All revenue is recognized when we satisfy the performance obligations under the contract. We recognize revenue by delivering the promised products to the customer, with the revenue recognized at the point in time the customer takes control of the products. For shipping and handling charges, revenue is recognized at the time the products are delivered to or picked up by the customer. For leasing, revenue is recognized on a straight-line basis over the term of the lease agreement. The majority of our current contracts have a single performance obligation, which is met at the point in time that the product is delivered, and title passes, to the customer, and are short term in nature.
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
General and Administrative Expense
General and administrative (“G&A”) expense consists of personnel-related expenses, outside professional services, including legal, audit and accounting services, as well as expenses for facilities, non-sales related travel, and general office supplies and expenses. Personnel-related expenses consist of salaries, benefits, allocations of stock-based compensation, and associated payroll taxes. Overhead items including rent, insurance, utilities, and other items are included in G&A expense. G&A expense also includes depreciation expense on property and equipment related to G&A activities, calculated over the estimated useful life of the property and equipment on a straight-line basis. Upon property and equipment retirement or disposal, the cost of the asset disposed, and the related accumulated depreciation from the accounts and any gain or loss is reflected in the consolidated statements of operations and comprehensive loss, allocated to G&A.
We expect that our G&A expense will decrease for the foreseeable future primarily due to lower headcount driven by our reduction in workforce.
Research and Development Expense
Research and development (“R&D”) expense consists primarily of costs incurred for the design and development of our vehicles and battery systems, which include:
•expenses related to materials and, supplies consumed in the development and modifications to existing vehicle designs, new vehicle designs contemplated for additional customer offerings, and our battery pack design;
•fees paid to third-parties such as consultants and contractors for engineering and computer-aided design work on vehicle designs and other third-party services; and
•payroll expense for employees primarily engaged in R&D activities, including allocation of stock-based compensation expense.
We expect our R&D costs to decrease for the foreseeable future primarily due to lower headcount driven by our reduction in workforce.
Sales and Marketing Expense
Sales and marketing (“S&M”) expense consists primarily of expenses related to our marketing of vehicles and brand initiatives, which includes:
•travel expenses of our sales force who are primarily responsible for introducing our platform and offerings to potential customers;
•web design, marketing and promotional items, and consultants who assist in the marketing of the Company and its products and services;
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

We expect our S&M expense to decrease for the foreseeable future primarily due to lower headcount driven by our reduction in workforce.
Other Income (Expense), Net
Other income (expense), net is primarily comprised of income associated with the duty drawback receivable, which are estimated recoveries of tariffs paid for vehicles that were acquired through the EMV acquisition, and interest income from our investments in marketable debt securities, available-for-sale, partially offset by interest paid on our equipment leases and interest expense related to our financing obligations, including the amortization for debt discount and issuance costs.
Change in Fair Value of Derivative Instruments
Change in fair value of derivative instruments relates to Common Stock warrant liability assumed as part of the Business Combination and the conversion feature on the convertible notes issued in prior years and derivative features of the Convertible Debentures issued on August 11, 2022 and September 21, 2022. Changes in the fair value relate to remeasurement of our public and private placement warrants to fair value as of any respective exercise date and as of each subsequent balance sheet date and mark-to-market adjustments for derivative liabilities each measurement period.
Change in Fair Value of Contingent Earn-out Shares Liability
The contingent earn-out shares liability was established as part of the Business Combination. Changes in the fair value relate to remeasurement to fair value as of each subsequent balance sheet date.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2024 and 2023
The following table sets forth our historical operating results for the periods indicated:

	For the Three Months Ended June 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Revenues	$15,535	$4,754	$10,781	227%
Cost of goods sold	13,505	8,479	5,026	59%
Gross profit (loss)	2,030	(3,725)	5,755	(154)%
Operating expenses
General and administrative	9,176	9,816	(640)	(7)%
Research and development	2,998	5,181	(2,183)	(42)%
Sales and marketing	1,224	1,761	(537)	(30)%
Total operating expenses	13,398	16,758	(3,360)	(20)%
Loss from operations	(11,368)	(20,483)	9,115	(45)%
Other income (expense), net	1,545	(3,963)	5,508	(139)%
Change in fair value of derivative instruments	128	307	(179)	(58)%
Change in fair value of earn-out shares liability	36	563	(527)	(94)%
Loss before provision for income taxes	(9,659)	(23,576)	13,917	(59)%
Provision for income taxes	4	2	2	100%
Net Loss	$(9,663)	$(23,578)	$13,915	(59)%
___________

	For the Six Months Ended June 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Revenues	$28,697	$9,451	$19,246	204%
Cost of goods sold	23,879	14,053	9,826	70%
Gross profit (loss)	4,818	(4,602)	9,420	(205)%
Operating expenses
General and administrative	18,135	21,415	(3,280)	(15)%
Research and development	6,072	10,930	(4,858)	(44)%
Sales and marketing	2,222	3,565	(1,343)	(38)%
Total operating expenses	26,429	35,910	(9,481)	(26)%
Loss from operations	(21,611)	(40,512)	18,901	(47)%
Other income (expense), net	961	(8,114)	9,075	(112)%
Change in fair value of derivative instruments	(40)	210	(250)	(119)%
Change in fair value of earn-out shares liability	33	511	(478)	(94)%
Loss before provision for income taxes	(20,657)	(47,905)	27,248	(57)%
Provision for income taxes	9	4	5	125%
Net Loss	$(20,666)	$(47,909)	$27,243	(57)%
___________

Revenues
Our total revenues increased by $10.8 million, or 227%, from $4.8 million in the three months ended June 30, 2023 to $15.5 million in the three months ended June 30, 2024, primarily driven by an increase in unit sales and in average selling price. During the three months ended June 30, 2024, we sold 78 stepvans and 12 powertrains (including hubs), compared to 37 stepvans and 1 powertrain during the three months ended June 30, 2023.
Our total revenues increased by $19.2 million, or 204%, from $9.5 million in the six months ended June 30, 2023 to $28.7 million in the six months ended June 30, 2024, primarily driven by an increase in unit sales and in average selling price. During the six months ended June 30, 2024, we sold 138 stepvans, 14 powertrains (including hubs), compared to 67 stepvans and 2 powertrains during the six months ended June 30, 2023.
Revenue for the three months ended June 30, 2024 and 2023 consisted of the following (dollars in thousands):

	Three Months Ended June 30,
	2024	2023	$ Change	% Change (1)
Product and service revenue
Stepvans & vehicle incentives	$13,146	$4,287	$8,859	207%
Powertrains & hubs	1,423	223	1,200	nm
Other product revenue	642	127	515	nm
Total product and service revenue	15,211	4,637	10,574	228%
Ancillary revenue	324	117	207	177%
Total revenues	$15,535	$4,754	$10,781	227%
(1) Percentage changes greater than or equal to 400% are not meaningful and noted as “nm” in the table above.

Revenue for the six months ended June 30, 2024 and 2023 consisted of the following (dollars in thousands):

	Six Months Ended June 30,
	2024	2023	$ Change	% Change (1)
Product and service revenue
Stepvans & vehicle incentives	$24,731	$8,549	$16,182	189%
Powertrains & hubs	1,845	228	1,617	nm
Other product revenue	1,270	293	977	333%
Total product and service revenue	27,846	9,070	18,776	207%
Ancillary revenue	851	381	470	123%
Total revenues	$28,697	$9,451	$19,246	204%
(1) Percentage changes greater than or equal to 400% are not meaningful and noted as “nm” in the table above.

Cost of Goods Sold
Cost of goods sold increased by $5.0 million, or 59%, from $8.5 million in the three months ended June 30, 2023 to $13.5 million in the three months ended June 30, 2024. The increase in cost of goods sold is directly attributable to the increase in our product revenue and associated increases of (i) $5.6 million in direct materials and (ii) $1.7 million in direct labor, manufacturing overhead, and freight costs. These increases were offset by decreases of (i) $1.3 million related to reductions in inventory reserves and associated write-downs to net realizable value during the three months ended June 30, 2023, (ii) $0.6 million less in unfavorable physical inventory count and other adjustments and (iii) $0.4 million for dealer return reserves and warranty.
Cost of goods sold increased by $9.8 million, or 70%, from $14.1 million in the six months ended June 30, 2023 to $23.9 million in the six months ended June 30, 2024. The increase in cost of goods sold is directly attributable to the increase in our product revenue and associated increases of (i) $10.0 million in direct materials, (ii) $1.5 million in direct labor, manufacturing overhead, and freight, and (iii) $0.8 million for dealer return reserves and warranty. These increases were offset by a decrease of (i) $2.1 million related to reductions in inventory reserves and write-downs of inventories to their net realizable value recorded during the six months ended June 30, 2023 and (ii) $0.4 million less in unfavorable physical inventory count and other adjustments.
The increase in direct labor encompasses both employee and subcontractor labor costs. The increases in direct labor, manufacturing overhead and direct material costs are driven by an increase in units sold. A significant portion of the overhead costs incurred include indirect salaries, facility rent, utilities, and depreciation of production equipment, which are primarily fixed in nature and allocated based on production levels. Accordingly, these costs are still incurred when we experience a reduction in production volume. In the near term, we plan to increase production activities, expecting fixed and semi-fixed overhead costs to be absorbed through the production of our batteries, hubs and chassis.
General and Administrative
General and administrative expenses decreased by $0.6 million, or 7%, from $9.8 million in the three months ended June 30, 2023 to $9.2 million in the three months ended June 30, 2024, attributable to decreases of (i) $0.8 million in headcount and personnel costs for legal, finance, accounting, information technology and general and administrative functions, (ii) $0.2 million in professional fees, (iii) $0.2 million in stock-based compensation expense, (iv) $0.1 million in insurance costs driven by cost efficiencies associated with a new broker and (v) $0.1 million in depreciation expense due to the allocation of overhead costs. These decreases were offset by increases of $0.8 million in other operating expenses, primarily due to facility expenses related to two operating leases acquired in connection with the ElectraMeccanica acquisition.
General and administrative expenses decreased by $3.3 million, or 15%, from $21.4 million in the six months ended June 30, 2023 to $18.1 million in the six months ended June 30, 2024, attributable to decreases of (i) $1.3 million in professional fees, (ii) $1.0 million in headcount and personnel costs for legal, finance, accounting, information technology and general and administrative functions, (iii) $0.9 million in insurance costs driven by cost efficiencies associated with a new broker, (iv) $0.2 million in other operating expenses, including travel, recruiting, and facility costs and (v) $0.1 million in stock-based compensation expense. These decreases were offset by increases of $0.2 million in depreciation expense due to the allocation of overhead costs.

Research and Development
Research and development expenses decreased by $2.2 million, or 42%, from $5.2 million in the three months ended June 30, 2023 to $3.0 million in the three months ended June 30, 2024. The change was primarily due to decreases of (i) $0.8 million in allocation of personnel costs driven by lower headcount in engineering, (ii) $0.8 million in equipment and material purchases due to fewer research and development projects in development year over year and (iii) $0.6 million in other research and development costs, including consulting and software.
Research and development expenses decreased by $4.9 million, or 44%, from $10.9 million in the six months ended June 30, 2023 to $6.1 million in the six months ended June 30, 2024. The change was primarily due to decreases of (i) $2.4 million in allocation of personnel costs driven by lower headcount in engineering, (ii) $1.6 million in equipment and material purchases due to fewer research and development projects in development year over year and (iii) $0.9 million in other research and development costs, including consulting and software.
Sales and Marketing
Sales and marketing expense decreased by $0.5 million, or 30%, from $1.8 million in the three months ended June 30, 2023 to $1.2 million in the three months ended June 30, 2024. The change was primarily due to decreases of (i) $0.4 million in allocation of personnel costs driven by lower headcount and (ii) $0.1 million in stock-based compensation expense.
Sales and marketing expense decreased by $1.3 million, or 38%, from $3.6 million in the three months ended June 30, 2023 to $2.2 million in the three months ended June 30, 2024. The change was primarily due to decreases of (i) $1.1 million in allocation of personnel costs driven by lower headcount and (ii) $0.2 million in stock-based compensation expense.
Other Income (Expense), net
Other income (expense), net increased by $5.5 million, from a $4.0 million expense in the three months ended June 30, 2023 to a $1.5 million income in the three months ended June 30, 2024. The change was attributable to decreases of (i) $2.5 million in net interest expense related to the Convertible Note and Convertible Debentures, including amortization of related discounts and issuance costs, primarily due to Convertible Debentures being fully repaid on December 4, 2023, (ii) $0.5 million for impairment on assets held for sale during the three months ended June 30, 2023 with no such comparable expense during the three months ended June 30, 2024, (iii) $0.3 million of redemption premiums related to prepayments on Convertible Debentures during the three months ended June 30, 2023 with no such comparable expense during the three months ended June 30, 2024, and (iv) $0.1 million in amortization expense related to marketable debt securities, available-for-sale with no such comparable expense during the three months ended June 30, 2024. Additionally, during the three months ended June 30, 2024 there was a $2.1 million increase in other income related to the estimated amount that can be recovered from previously paid tariffs relating to crushed SOLO vehicles that were acquired in connection with the ElectraMeccanica acquisition.
Other income (expense), net increased by $9.1 million, from an $8.1 million expense in the six months ended June 30, 2023 to a $1 million income in the six months ended June 30, 2024. The change was attributable to decreases of (i) $4.4 million in net interest expense related to the Convertible Note and Convertible Debentures, including amortization of related discounts and issuance costs, primarily due to Convertible Debentures being fully repaid on December 4, 2023, (ii) $1.5 million for impairment on assets held for sale during the six months ended June 30, 2023 with no such comparable expense during the six months ended June 30, 2024, (iii) $0.8 million of redemption premiums related to prepayments on Convertible Debentures during the six months ended June 30, 2023 with no such comparable expense during the three months ended June 30, 2024, and (iv) $0.2 million in amortization expense related to marketable debt securities, available-for-sale with no such comparable expense during the three months ended June 30, 2024. Additionally, during the six months ended June 30, 2024, there was a $2.2 million increase in other income, net related to the estimated amount that can be recovered from previously paid tariffs relating to crushed SOLO vehicles that were acquired in connection with the ElectraMeccanica acquisition.
Change in Fair Value of Derivatives
The gain on the change in fair value of derivative instruments decreased by $0.2 million, or 58%, from $0.3 million in the three months ended June 30, 2023 to $0.1 million in the three months ended June 30, 2024. The change in fair value in both periods is primarily attributable to the change in our stock price and the resulting valuation at the respective reporting period.
The loss on change in fair value of derivative instruments increased by $0.2 million, or 119%, from a gain of $0.2 million in the three months ended June 30, 2023 to a loss of $40 thousand in the three months ended June 30, 2024. The change in fair value in both periods is primarily attributable to the change in our stock price and the resulting valuation at the respective reporting period.

Change in Fair Value of Contingent Earn-out Interests Liability
The gain on the change in fair value of contingent earn-out shares liability decreased by $0.5 million from $0.6 million in the three months ended June 30, 2023 to $36 thousand in the three months ended June 30, 2024. The change in fair value in both periods is primarily attributable to the change in our stock price and the resulting valuation at the respective reporting period.
The gain on the change in fair value of contingent earn-out shares liability decreased by $0.5 million from $0.5 million in the six months ended June 30, 2023 to $33 thousand in the six months ended June 30, 2024. The change in fair value in both periods is primarily attributable to the change in our stock price and the resulting valuation at the respective reporting period.
Provision for Income Taxes
The Company recorded income tax provision of $4,000 and $2,000 during the three months ended June 30, 2024 and 2023, respectively. The Company recorded an income tax provision of $9,000 and $4,000 during the six months ended June 30, 2024 and 2023, respectively
Liquidity and Capital Resources
General

As of June 30, 2024, our principal sources of liquidity were our cash and cash equivalents of $19.7 million. Our short-term uses of cash are for working capital, and our long-term uses of cash are for working capital and to pay the principal of our indebtedness.
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
As an early-stage growth company, we have incurred net losses and cash outflows since our inception. We will continue to incur net losses and cash outflows in accordance with our operating plan as we continue to scale our operations to meet anticipated demand and seek to establish our product and service offerings. As a result, our ability to access capital is critical and until we can generate sufficient revenue to cover our operating expenses, working capital and capital expenditures, we will need to raise additional capital in order to fund and scale our operations. These conditions and events raise substantial doubt about our ability to continue as a going concern. Our consolidated financial information does not include any adjustment that may result from the outcome of this uncertainty.
In response to these conditions, we are currently evaluating different strategies to obtain the required funding for future operations. We have plans to secure and intend to employ various strategies to raise additional capital, which may include the SEPA as well as other capital raising strategies such as debt financing (which may include asset-based lending and/or receivable financing), other non-dilutive financing, and/or equity financing. However, our access to the SEPA is not available as of the date of this Report and will not be available until a post-effective amendment to the Registration Statement on Form S-1 filed on July 27, 2023, is filed and declared effective and other applicable conditions are met. Our ability to access other capital when needed is not assured and, if capital is not available to us when, and in the amounts needed, we could be required to delay, scale back or abandon some or all of our development programs and other operations, which could materially harm our business, prospects, financial condition and operating results. Global general economic and political conditions, such as inflation, uncertain credit and global financial markets, supply chain disruption, international currency fluctuations, and geopolitical events have had and could continue to have an adverse impact in our ability to raise additional funds. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our commercialization, research and development programs and/or other efforts and our ability to continue our operations would be negatively impacted. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all. In addition, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements and/or seek protection under Chapters 7 or 11 of the United States Bankruptcy Code. This could potentially cause us to cease operations and result in a complete or partial loss of your investment in our Common Stock.

Standby Equity Purchase Agreement
On March 23, 2022, we entered into a Standby Equity Purchase Agreement with YA II PN, Ltd. (“Yorkville”), which was subsequently amended on June 22, 2023 (as amended, the "SEPA"), whereby we have the right, but not the obligation, to sell to Yorkville up to $125.0 million of our shares of Common Stock at our request any time until February 11, 2026, subject to certain conditions. As of June 30, 2024, the remaining commitment available under the SEPA was $119.4 million. We used the net proceeds received from sales of Common Stock pursuant to the SEPA for working capital and general corporate purposes and expect similar uses of any remaining proceeds going forward. See Note 8 — Convertible Notes and Note 9 — Equity — Standby Equity Purchase Agreement in the accompanying unaudited condensed consolidated financial statements for more information regarding the SEPA, the Side Letter and the Securities Purchase Agreement.

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

As of June 30, 2024, the aggregate principal amount of $20.0 million was outstanding on the Convertible Note. The Convertible Debentures were fully repaid on December 4, 2023. We have used the net proceeds from the Convertible Debentures and the Convertible Note for operational liquidity, working capital and general and administrative expenses and expect similar uses of any remaining proceeds going forward.

The following table provides a summary of cash flow data for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(40,576)	$(30,042)
Net cash provided by investing activities	51,199	36,608
Net cash used in financing activities	(1,577)	(17,437)
Net increase (decrease) in cash and cash equivalents	$9,046	$(10,871)
Cash Flow from Operating Activities
Our cash flow from operating activities is significantly affected by the growth of our business primarily related to research and development and selling, general, and administrative activities and working capital needs to support growth in inventory reserves and fluctuations in accounts payable and other current assets and liabilities.
Net cash used in operating activities was $40.6 million for the six months ended June 30, 2024, primarily consisting of a net loss excluding non-cash expenses and gains of $13.6 million, and unfavorable net changes in operating assets and liabilities of $26.9 million primarily driven by higher accounts receivable and inventory.
Net cash used in operating activities was $30.0 million for the six months ended June 30, 2023, primarily consisting of a net loss excluding non-cash expenses and gains of $34.4 million, partially offset by net changes in operating assets and liabilities of $4.4 million.
Cash Flow from Investing Activities
Net cash provided by investing activities was $51.2 million for the six months ended June 30, 2024, due to net cash acquired in connection with the acquisition of ElectraMeccanica, partially offset by property and equipment purchases of $0.2 million.
Net cash provided by investing activities was $36.6 million for the six months ended June 30, 2023, which primarily consisted of net proceeds from the sale of investments in marketable debt securities of $37.5 million and net proceeds from sale of assets held for sale of $0.5 million, offset by property and equipment purchases of $1.4 million.

Cash Flow from Financing Activities
Net cash used in financing activities was $1.6 million for the six months ended June 30, 2024, which primarily related to (i) equipment lease principal payments of $1.2 million and (ii) taxes paid relating to net-settlement of stock-based awards of $0.8 million. This was partially offset by proceeds from net short-term insurance financing note activity of $0.3 million.
Net cash used in financing activities was $17.4 million for the six months ended June 30, 2023, primarily related to (i) payments for convertible notes of $15.7 million, (ii) equipment lease principal payments of $1.2 million, (iii) taxes paid relating to net-settlement of stock-based awards of $0.7 million, and (iv) outflow from net short-term insurance financing note activity of $0.7 million. This was partially offset by proceeds from issuance of common stock under the SEPA of $0.9 million.
Contractual Obligations and Commitments
We did not have any material contractual obligations or other commitments as of June 30, 2024, other than as disclosed in the 2023 Form 10-K, except the remaining obligations for operating leases acquired in connection with ElectraMeccanica acquisition aggregating $24.8 million.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined under the applicable rules and regulations of the SEC.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) which requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenues and expenses during the reporting periods. Our most significant estimates and judgments involve inventory valuation, incremental borrowing rates for assessing operating and financing lease liabilities, useful lives of property and equipment, earn-out shares liability, stock-based compensation, common stock warrant liability, product warranty liability and and valuations utilized in connection with acquisitions. We base our estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to our financial statements.
There were no material changes in our critical accounting policies from those disclosed in our 2023 Form 10-K for the year ended December 31, 2023 other than below.

Duty Drawback Receivables: Duty drawback is the recovery of tariffs paid for vehicles that we acquired as a result of the consummation of the Arrangement. The Company expects to recover some of the vehicle inventory value through crushing the vehicles to recover tariffs already paid. As of June 30, 2024, the Company estimates aggregate tariff recovery of approximately $2.7 million upon destruction of SOLO vehicles and submission of the related claim documents. As of June 30, 2024, the Company completed the crushing of the vehicles but has not yet received any tariff recovery related to the destruction of SOLO vehicles.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
As a smaller reporting company (as defined in Item 10(f)(1) of Regulation S-K), we are not required to provide the information under this Item.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out evaluations of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon each of their evaluations, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at the reasonable assurance level for the three months ended June 30, 2024, due to the material weaknesses in our internal control over financial reporting discussed below.

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

As of June 30, 2024, we have identified a material weakness in internal controls related to the ineffective operation of controls related to payroll that resulted in errors in recording payroll accruals, which caused liabilities and expenses to be understated for the three months ended March 31, 2024. As a result of this material weakness, management performed additional analysis as deemed necessary to ensure that our financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weakness in Internal Controls Over Financial Reporting

In order to remediate the material weakness in internal controls over financial reporting related to the ineffective operation of controls related to payroll, management is implementing financial reporting control changes. Management is implementing remediation steps to improve its disclosure controls and procedures and its internal controls over financial reporting, including further documenting and implementing control procedures to address the identified risks of material misstatements, and implementing monitoring activities over such control procedures. We believe we are on schedule to remediate the material weakness during the year ended December 31, 2024. Remediation efforts to date include the following:

•Redesign internal controls over the payroll accrual process.

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
Remediation of Previously Identified Material Weakness in Internal Control Over Financial Reporting

In the 2023 Form 10-K, we identified a material weakness in our internal controls over financial reporting related to the revenue recognition process. During the quarter ended June 30, 2024, we completed remediation efforts to address this material weakness, which included:

•Adding additional internal controls over the revenue process
•Partnering with external consultants specializing in public company control compliance, to assess and implement additional controls over the revenue process

Based on our evaluation, our management concluded that, as of June 30, 2024, this material weakness has been remediated.

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

Other than our integration of the ElectraMeccanica business and the remediation efforts described above, there were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As an early-stage growth company, our ability to access capital is critical. Unless and until we can generate sufficient revenue to cover our operating expenses, working capital and capital expenditures, we will need to raise additional capital in order to fund and scale our operations. Our ability to access capital when needed is not assured and, if capital is not available to us when, and in the amounts, needed, we could be required to delay, scale back or abandon some or all of our development programs and other operations.
Additional equity financing may not be available on favorable terms or at all and, if available, could be dilutive to current stockholders. Our ability to access the SEPA is dependent on trading volumes and market price of our Common Stock. Furthermore, our ability to access the SEPA is not available until a post-effective amendment to the Registration Statement on Form S-1 filed on July 27, 2023 is filed with the SEC and declared effective and other applicable conditions are met. Debt financing, if available, may involve restrictive covenants and dilutive financing instruments. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our Common Stock to decline. Moreover, $20.0 million aggregate principal amount of Convertible Notes will need to be repaid out of our available cash on August 11, 2025, unless converted, extended or refinanced.
Global general economic and political conditions, such as a potential recession, inflation, uncertain credit and global financial markets, including potential future bank failures, health crises, supply chain disruption, fuel prices, international currency fluctuations, and geopolitical events such as local and national elections, corruption, political instability and tensions and acts of war or military conflict including repercussions of the wars between Russia and Ukraine and in Israel, or terrorism, have and could continue to adversely impact our ability to raise additional funds, among other things.
Since inception, we financed our operations primarily from the sales of Common Stock, the Business Combination, the ElectraMeccanica acquisition and the issuance of debt. As of June 30, 2024, our principal sources of liquidity were cash and cash equivalents aggregating to $19.7 million (including cash acquired pursuant to the Arrangement with ElectraMeccanica, which closed on March 26, 2024).
If we seek additional financing to fund our business activities in the future, any doubt about our ability to continue as a going concern may make prospective investors or other financing sources more resistant or unwilling to provide funding to us on commercially reasonable terms, or at all. In addition, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements and/or seek protection under Chapters 7 or 11 of the United States Bankruptcy Code. This could potentially cause us to cease operations and result in a complete or partial loss of your investment in our Common Stock.
If capital is not available to us when, and in the amounts, needed, we could be required to delay, scale back, or abandon some or all of our operations and development programs, which would materially harm our business, financial condition and results of operations. The result of our ASC 205-40 analysis, due to uncertainties discussed above, is that there is substantial doubt about our ability to continue as a going concern through the next 12 months from the date of the condensed consolidated financial statements in this Report. Our consolidated financial information does not include any adjustments that might result from the outcome of this uncertainty.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information

Rule 10b5-1 Plan Adoptions and Modifications

During the fiscal quarter ended June 30, 2024, no director or officer adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined under Item 408(a) of Regulation S-K).

Item 6.    Exhibits
(a)Exhibits.

Exhibit Number	Description
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 26, 2021).
3.2	Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on December 6, 2023).
3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on August 26, 2021).
10.1	Xos, Inc. Amended and Restated 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 23, 2024).
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

XOS, INC.
Date: August 14, 2024	By:	/s/ Dakota Semler
	Name:	Dakota Semler
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Liana Pogosyan
	Name:	Liana Pogosyan
	Title:	Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)