Form 10-Q
period 2024-09-30
Xos, Inc.
filed 2024-11-14
CIK 1819493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No  ☒
The registrant had outstanding 8,029,344 shares of Common Stock, $0.0001 par value as of November 8, 2024.

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
•the effect of operating cost reduction measures taken to improve our liquidity and working capital availability;
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
•our ability to maintain an effective system of internal controls over financial reporting, including our ability to remediate any existing material weaknesses in our internal controls;
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
•our ability to scale in a cost-effective manner, including hiring and retaining qualified personnel, particularly during hiring difficulties and following our reduction in force, to meet our manufacturing and delivery goals;
•developments and projections relating to our competitors and industry;
•global general economic and political conditions, recessions, interest rates, inflation, uncertain credit and global financial markets, including potential future bank failures, health crises, supply chain disruption, fuel prices, international currency fluctuations, changes to trade policies and tariffs, and geopolitical events, such as local and national elections, corruption, political instability and acts of war or military conflict, including repercussions of the military conflicts between Russia and Ukraine and in Israel, terrorism or tensions with China and related sanctions or export control restrictions on our business and the actions we may take in response thereto;
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
•“Hub” means our rapid-deployment mobile charger designed to expedite fleet transitions to electric vehicles;
•“Legacy Xos” means Xos, Inc., a Delaware corporation, prior to the consummation of the Business Combination, now known as Xos Fleet, Inc.;
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
•“Preferred Stock” means preferred stock, par value $0.0001 per share, authorized under the Certificate of Incorporation of Xos;
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
•“Xos” means the reporting issuer, Xos, Inc. (formerly known as NextGen Acquisition Corporation), together with its consolidated subsidiaries.
•“Xos Energy Solutions” means our comprehensive charging infrastructure business through which we offer mobile and stationary multi-application chargers, mobile energy storage and turnkey energy infrastructure services to accelerate client transitions to electric fleets; and
•“Xosphere” means our proprietary fleet management platform.

Item 1.    Financial Statements
Index to Unaudited Condensed Consolidated Financial Statements

Page
Condensed Consolidated Balance Sheets as of September 30, 2024 (Unaudited) and December 31, 2023	7
Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2024 (Unaudited) and 2023 (Unaudited)	8
Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2024 (Unaudited) and 2023 (Unaudited)	9
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 (Unaudited) and 2023 (Unaudited)	11
Notes to Condensed Consolidated Financial Statements (Unaudited)	13

Xos, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
Unaudited
(in thousands, except par value)

	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$8,432	$11,640
Restricted cash	754	—
Accounts receivable, net	36,441	15,142
Inventories	42,398	37,843
Prepaid expenses and other current assets	9,552	7,070
Total current assets	97,577	71,695
Property and equipment, net	12,480	14,660
Operating lease right-of-use assets, net	3,762	4,991
Other non-current assets	6,694	2,338
Total assets	$120,513	$93,684

Liabilities and Stockholders’ Equity
Accounts payable	$8,920	$2,756
Convertible debt, current	19,957	—
Other current liabilities	21,310	16,817
Total current liabilities	50,187	19,573
Convertible debt, non-current	—	19,920
Earn-out shares liability	6	39
Common stock warrant liability	542	395
Other non-current liabilities	18,937	8,561
Total liabilities	69,672	48,488
Commitments and contingencies (Note 13)
Stockholders’ Equity
Common Stock $0.0001 par value per share, authorized 1,000,000 shares, 8,025 and 5,941 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	1	1
Preferred Stock $0.0001 par value per share, authorized 10,000 shares, 0 shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	235,279	198,456
Accumulated deficit	(184,439)	(153,261)
Total stockholders’ equity	50,841	45,196
Total liabilities and stockholders’ equity	$120,513	$93,684

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Xos, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
Unaudited
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$15,790	$16,696	$44,487	$26,147
Cost of goods sold	12,926	14,711	36,805	28,764
Gross profit (loss)	2,864	1,985	7,682	(2,617)

Operating expenses
General and administrative	8,897	8,546	27,032	29,961
Research and development	2,619	4,516	8,691	15,446
Sales and marketing	1,039	1,548	3,261	5,113
Total operating expenses	12,555	14,610	38,984	50,520

Loss from operations	(9,691)	(12,625)	(31,302)	(53,137)

Other income (expense), net	(710)	(1,726)	251	(9,840)
Change in fair value of derivative instruments	(107)	315	(147)	525
Change in fair value of earn-out shares liability	—	(68)	33	443
Loss before provision for income taxes	(10,508)	(14,104)	(31,165)	(62,009)
Provision for income taxes	4	3	13	7
Net loss	$(10,512)	$(14,107)	$(31,178)	$(62,016)

Other comprehensive income (loss)
Marketable debt securities, available-for-sale
Change in net unrealized gain, net of tax of $0, for the three and nine months ended September 30, 2024 and 2023	—	56	—	739
Total comprehensive loss	$(10,512)	$(14,051)	$(31,178)	$(61,277)

Net loss per share (1)
Basic	$(1.32)	$(2.40)	$(4.26)	$(10.81)
Diluted	$(1.32)	$(2.40)	$(4.26)	$(10.81)
Weighted average shares outstanding (1)
Basic	7,984	5,876	7,321	5,738
Diluted	7,984	5,876	7,321	5,738

(1) Shares for the three and nine months ended September 30, 2023 have been retrospectively adjusted for the 1-for-30 reverse stock split that occurred on December 6, 2023.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Xos, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
Unaudited
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares (1)	Par Value

Balance at December 31, 2022	5,627	$1	$190,231	$(77,418)	$(739)	$112,075
Stock based compensation expense	—	—	1,987	—	—	1,987
Issuance of common stock for vesting of restricted stock units	53	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	(19)	—	(382)	—	—	(382)
Net and comprehensive income (loss)	—	—	—	(24,331)	402	(23,929)
Balance at March 31, 2023	5,661	$1	$191,836	$(101,749)	$(337)	$89,751
Stock options exercised	15	—	7	—	—	7
Stock based compensation expense	—	—	2,037	—	—	2,037
Issuance of common stock for vesting of restricted stock units	62	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	(23)	—	(374)	—	—	(374)
Conversion of convertible notes	12	—	212	—	—	212
Issuance of common stock for commitment shares under the Standby Equity Purchase Agreement	99	—	924	—	—	924
Net and comprehensive income (loss)	—	—	—	(23,578)	281	(23,297)
Balance at June 30, 2023	5,826	$1	$194,642	$(125,327)	$(56)	$69,260
Stock options exercised	2	—	1	—	—	1
Stock based compensation expense	—	—	2,242	—	—	2,242
Issuance of common stock for vesting of restricted stock units	69	—	1	—	—	1
Shares withheld related to net share settlement of stock-based awards	(16)	—	(171)	—	—	(171)
Issuance of common stock for commitment shares under the Standby Equity Purchase Agreement	39	—	278	—	—	278
Net and comprehensive income (loss)	—	—	—	(14,107)	56	(14,051)
Balance at September 30, 2023	5,920	$1	$196,993	$(139,434)	$—	$57,560

(1) Shares have been retrospectively adjusted for the 1-for-30 reverse stock split that occurred on December 6, 2023.

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Par Value

Balance at December 31, 2023	5,941	$1	$198,456	$(153,261)	$—	$45,196
Stock options exercised	21	—	—	—	—	—
Stock based compensation expense	—	—	1,968	—	—	1,968
Issuance of common stock for vesting of restricted stock units	30	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	(14)	—	(258)	—	—	(258)
Issuance of common stock for ElectraMeccanica acquisition	1,766	—	31,856	—	—	31,856
Issuance of common stock for commitment shares under the Standby Equity Purchase Agreement	6	—	47	—	—	47
Net and comprehensive loss	—	—	—	(11,003)	—	(11,003)
Balance at March 31, 2024	7,750	$1	$232,069	$(164,264)	$—	$67,806
Stock options exercised	—	—	10	—	—	10
Stock based compensation expense	—	—	1,634	—	—	1,634
Issuance of common stock for vesting of restricted stock units	224	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	(83)	—	(563)	—	—	(563)
Net and comprehensive loss	—	—	—	(9,663)	—	(9,663)
Balance at June 30, 2024	7,891	$1	$233,150	$(173,927)	$—	$59,224
Stock based compensation expense	—	—	2,247	—	—	2,247
Issuance of common stock for vesting of restricted stock units	155	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	(21)	—	(118)	—	—	(118)
Net and comprehensive loss	—	—	—	(10,512)	—	(10,512)
Balance at September 30, 2024	8,025	$1	$235,279	$(184,439)	$—	$50,841

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Xos, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Unaudited
(in thousands, unaudited)

	Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES:
Net loss	$(31,178)	$(62,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,551	3,096
Amortization of right-of-use assets	1,229	1,165
Amortization of debt discounts and issuance costs	37	5,127
Amortization of insurance premiums	2,125	3,415
Inventory reserve	(812)	(1,155)
Impairment of assets held for sale	131	1,476
Change in fair value of derivative instruments	147	(525)
Change in fair value of earn-out shares liability	(33)	(443)
Net realized losses on marketable debt securities, available-for-sale	—	91
Stock-based compensation expense	5,887	6,308
Other non-cash items	356	(157)
Changes in operating assets and liabilities:
Accounts receivable	(21,337)	(3,226)
Inventories	(3,934)	9,456
Prepaid expenses and other current assets	(3,591)	(3,717)
Other assets	(2,620)	(180)
Accounts payable	5,395	(451)
Other liabilities	(6,446)	3,081
Net cash used in operating activities	(52,093)	(38,655)

INVESTING ACTIVITIES:
Purchase of property and equipment	(304)	(1,164)
Proceeds from the disposal of assets held for sale	125	1,295
Proceeds from sales and maturities of marketable debt securities, available-for-sale	—	50,720
Net cash acquired in acquisition of ElectraMeccanica Vehicles Corp.	51,355	—
Net cash provided by investing activities	51,176	50,851

FINANCING ACTIVITIES:
Principal payment of equipment leases	(1,738)	(2,476)
Proceeds from short-term insurance financing note	3,107	3,770
Payment for short-term insurance financing note	(2,024)	(4,096)
Payments of convertible notes	—	(23,800)
Payments of prepayment premiums	—	(1,190)
Stock options exercised	10	8
Taxes paid related to net share settlement of stock-based awards	(939)	(927)
Proceeds from issuance of common stock under Standby Equity Purchase Agreement	47	1,202
Net cash used in financing activities	(1,537)	(27,509)

Net decrease in cash, cash equivalents and restricted cash	(2,454)	(15,313)

Cash, cash equivalents and restricted cash, beginning of period	11,640	38,675
Cash, cash equivalents and restricted cash, end of period	$9,186	$23,362

Reconciliation of Cash, Cash Equivalents and Restricted Cash to Unaudited Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$8,432	$22,570
Restricted cash	754	792
Total cash, cash equivalents and restricted cash	$9,186	$23,362

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$1,431
Cash paid for income taxes	$16	$—
Supplemental disclosure of non-cash investing and financing activities
Purchase of property and equipment in accounts payable, net	$(35)	$14
Conversion of interest payable on convertible notes	$—	$12
Conversion of notes payable	$—	$200
Net assets acquired in acquisition of ElectraMeccanica Vehicles Corp.	$54,630	$—
Xos common stock issued in exchange for ElectraMeccanica Vehicles Corp.	$(31,856)	$—

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
The Arrangement was consummated on March 26, 2024. Subject to the terms and conditions set forth in the Arrangement Agreement and the Plan of Arrangement, on March 26, 2024, each ElectraMeccanica Share outstanding immediately prior to the effective time of the Arrangement was converted automatically into the right to receive 0.0143739 of a share of the Company’s Common Stock, for total consideration of 1,766,388 shares of Common Stock. The Company’s liquidity has been supplemented by accessing ElectraMeccanica’s cash balance, which was approximately $50.2 million (excluding severance related costs paid at closing) as of the effective date of the Arrangement.
Risks and Uncertainties
In recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. Global general economic and political conditions, such as recession, inflation, uncertain credit and global financial markets, including potential future bank failures, health crises, supply chain disruption, fuel prices, international currency fluctuations, changes to trade policies and tariffs, and geopolitical events such as local and national elections, corruption, political instability and acts of war or military conflict, or terrorism, make it difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our products and services or impact their ability to make timely payments. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. In addition, there is a risk that our current or future suppliers, service providers, manufacturers or other partners may not survive such difficult economic times, which would directly affect our

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
ability to attain our operating goals on schedule and on budget. The ultimate impact of current economic conditions on the Company is uncertain, but it may have a material negative impact on the Company’s business, operating results, cash flows, liquidity and financial condition.
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
Liquidity
As an early-stage growth company, the Company has incurred net losses and cash outflows since its inception. The Company will continue to incur net losses and cash outflows in accordance with its operating plan as the Company continues to scale its operations to meet anticipated demand and establish its product and services offerings. As a result, the Company’s ability to access capital is critical and until the Company can generate sufficient revenue to cover its operating expenses, working capital and capital expenditures, the Company will need to raise additional capital in order to fund and scale its operations. The Company may raise additional capital through a combination of debt financing, other non-dilutive financing and/or equity financing, including through asset-based lending and/or receivable financing and collecting on its outstanding receivables. The Company’s ability to raise or access capital when needed is not assured and, if capital is not available to the Company when, and in the amounts needed, the Company could be required to delay, scale back or abandon some or all of its development programs and other operations, which could materially harm its business, prospects, financial condition and operating results. Global general economic conditions continue to be unpredictable and challenging in many sectors, with disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the effects of potential recessions, rising inflation rates, including potential bank failures, supply chain disruption, fuel prices, international currency fluctuations, changes to trade policies and tariffs, and geopolitical events such as local and national elections, corruption, political instability and acts of war or military conflict including repercussions of the wars between Russia and Ukraine and in Israel, or terrorism.
As of September 30, 2024, the Company’s principal sources of liquidity were its cash and cash equivalents aggregating to $8.4 million. Cash and cash equivalents as of September 30, 2024 reflects the consummation of the Arrangement with ElectraMeccanica on March 26, 2024. The Company’s short- and long-term uses of cash are for working capital and to pay interest and principal on its debt. The Company has incurred losses since inception and had negative cash flow from operating activities of $52.1 million and $38.7 million for the nine months ended September 30, 2024 and September 30, 2023, respectively, and $39.3 million for the year ended December 31, 2023.
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
The Company intends to employ various strategies to obtain the required funding for future operations, which may include capital raising strategies such as debt financing, other non-dilutive financing and/or equity financing, including through asset-based lending and/or receivable financing and collecting on its outstanding receivables. The Company also has in place the ability to access capital through the SEPA (defined below in Note 9 - Equity), however, the ability to access the SEPA is dependent on trading volumes and the market price of Xos’ Common Stock. Furthermore, the Company’s access to capital under the SEPA is limited to the extent of the 3,333,333 shares registered for resale pursuant to our Registration Statement on Form S-1, as amended by Post-Effective Amendment Number 1 thereto, which was declared effective on September 10, 2024, and the satisfaction of other applicable conditions.
On August 9, 2022 (as amended on September 28, 2022), the Company entered into a note purchase agreement (the “Note Purchase Agreement”) with Aljomaih Automotive Co. (“Aljomaih”) under which the Company agreed to sell and issue to Aljomaih a convertible promissory note with a principal amount of $20.0 million and a maturity date of August 11, 2025.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Based on the Company’s strategies to raise funds as described above and Xos’ cash and cash equivalents as of September 30, 2024, the Company has concluded that it is not probable that such proceeds would provide sufficient liquidity to fund operations for the next twelve months following the date of the issuance of the condensed consolidated interim financial statements in this Report. As a result, it is not probable that Xos’ plans alleviate the substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of the condensed consolidated interim financial statements in this Report. Absent the Company being able to collect on its outstanding accounts receivable, obtain a sufficient level of new capital in the near-term and/or obtain replacement financing for or extend the maturity of existing debt, the Company could need to seek protection under Chapters 7 or 11 of the United States Bankruptcy Code. This could potentially cause the Company to cease operations.
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

Despite these disruptions, the Company’s supply chain team continues to employ mitigating strategies to effectively source inventory for all our products. The Company has continued working with vendors to find alternative solutions to overcome these constraints and, where appropriate, working to find alternate sources of supply for critical components, including placing orders in advance of projected need, while ensuring such components have extended usage projected. The Company has also been closely monitoring potential changes to trade policies and tariffs in order to proactively adjust and refine our strategy. These steps are designed to promote availability of materials in time to meet production plans without inflating inventory beyond projected lead times.
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
In the opinion of management, all adjustments (primarily consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022 presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 29, 2024.
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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to the Company’s financial statements.
Automotive Regulatory Credits
The Company earns tradable credits under various regulations related to emission reduction, clean fuel, and others. The Company sells these credits to other regulated entities who can use the credits to comply with emission standards and other regulatory requirements. Payments for automotive regulatory credits are typically received at the point control transfers to the customer, or in accordance with payment terms customary to the business.
The Company recognizes revenue on the sale of these credits, which have negligible incremental costs associated with them, at the time control of the regulatory credit is transferred to the purchasing party. Revenue recognized from the sale of automotive regulatory credits for the three and nine months ended September 30, 2024 was $0.6 million. There was no revenue recognized from the sale of automotive regulatory credits during the three and nine months ended September 30, 2023.
Accounts Receivable, Net
The Company records unsecured and non-interest bearing accounts receivable at the gross invoice amount, net of any allowance for expected credit losses. The Company maintains its allowance for expected credit losses at a level considered adequate to provide for potential account losses on the balance based on management’s evaluation of past losses, current customer conditions, and the anticipated impact of current economic conditions. The Company recorded an allowance for expected credit losses of $72,000 and $62,000 as of September 30, 2024 and December 31, 2023, respectively.

Duty Drawback Receivable
Duty drawbacks are recoveries of tariffs paid for vehicles that were acquired as a result of the consummation of the Arrangement. The Company expects to recover some of the vehicle inventory value through crushing the vehicles to recover tariffs already paid. As of September 30, 2024, the Company estimates aggregate tariff recovery of approximately $2.7 million upon destruction of SOLO (as defined below in Note 4 - Acquisition of ElectraMeccanica) vehicles and submission of the related claim documents. As of September 30, 2024, the Company completed the crushing of the vehicles but has not yet received any tariff recovery related to the destruction of SOLO vehicles. The Company recorded the duty drawback receivable within other non-current assets in the consolidated balance sheets as of September 30, 2024, and in other income within the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024.

Warranty Liability
The Company provides customers with a product warranty that assures that the products meet standard specifications and is free for periods typically between 2 to 5 years. The Company accrues warranty reserve for the products sold, which includes its best estimate of the projected costs to repair or replace items under warranties and recalls if identified. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain given the Company’s relatively short history of sales, and changes to its historical or projected warranty experience may cause material changes to the warranty reserve in the future. Claims incurred under the Company’s standard product warranty programs are recorded based on open claims. The Company recorded warranty liability within other current liabilities in the consolidated balance sheets as of September 30, 2024 and December 31, 2023.
The reconciliation of the change in the Company’s product liability balances during the three and nine months ended September 30, 2024 and 2023 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Warranty liability, beginning of period	$1,143	$1,301	$1,306	$1,099
Reduction in liability (payments)	(394)	(280)	(1,316)	(1,024)
Increase in liability	419	309	1,178	1,255
Warranty liability, end of period	$1,168	$1,330	$1,168	$1,330

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited

Concentrations of Credit and Business Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of September 30, 2024 and 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
During the nine months ended September 30, 2024, three customers accounted for 16%, 14% and 11% of the Company’s revenues. During the nine months ended September 30, 2023, three customers accounted for 45%, 18% and 12% of the Company’s revenues. During the three months ended September 30, 2024, two customers accounted for 28% and 21% of the Company’s revenues. During the three months ended September 30, 2023, one customer accounted for 70% of the Company’s revenues.
As of September 30, 2024, two customers accounted for 11% and 10% of the Company’s accounts receivable. As of September 30, 2023, three customers accounted for 29%, 14% and 14% of the Company’s accounts receivable. As of December 31, 2023, one customer accounted for 52% of the Company’s accounts receivable.

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
Defined Contribution Plan

We have a 401(k) savings plan that is intended to qualify as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended. Under the 401(k) savings plan, participating employees are auto enrolled to 3% of their eligible compensation, subject to certain limitations. We did not make any contributions to the 401(k) savings plan during the three and nine months ended September 30, 2024 and 2023.

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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
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

Note 3— Revenue Recognition
Disaggregated revenues by major source for the three and nine months ended September 30, 2024 and 2023 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Product and service revenue
Stepvans & vehicle incentives(1)(3)	$12,120	$15,774	$36,851	$24,323
Powertrains & hubs(2)(4)	2,808	220	4,653	448
Other product revenue	114	129	1,384	422
Total product revenue	15,042	16,123	42,888	25,193
Ancillary revenue(5)	748	573	1,599	954
Total revenues	$15,790	$16,696	$44,487	$26,147
___________
(1)Amounts are net of returns and allowances. Stepvans & vehicle incentives includes revenue generated from stepvan leasing.
(2)Amounts include $0.2 million revenue for the three and nine months ended September 30, 2024 from a sales-type lease accounted under ASC 842 “Leases” (“ASC 842”). The transaction resulted in a gross profit of $0.2 million.
(3)Amounts include revenue from operating leases of stepvans of $7,000 and $29,000 for the three and nine months ended September 30, 2024. Amounts include revenue from operating leases of $14,000 and $23,000 for the three and nine months ended September 30, 2023.
(4)Amounts include revenue from operating leases of Hubs of $11,000 and $18,000 for the three and nine months ended September 30, 2024. There was no revenue from operating leases of Hubs for the three and nine months ended September 30, 2023.
(5)Amounts include revenue from the sale of automotive regulatory credits of $0.6 million during the three and nine months ended September 30, 2024. During the three and nine months ended September 30, 2023, there was no revenue from the sale of automotive regulatory credits.
Note 4 — Acquisition of ElectraMeccanica

On March 26, 2024, Xos acquired all of the issued and outstanding ElectraMeccanica Shares in exchange for the issuance of 1,766,388 shares of Xos Common Stock. The transfer of common shares resulted in the Xos stockholders and ElectraMeccanica shareholders immediately prior to the transaction owning approximately 79% and 21% of Xos upon completion of the transaction, respectively. The Company accounted for the acquisition of ElectraMeccanica as an asset acquisition in accordance with Accounting Standards Codification Topic 805-50, Acquisition of Assets Rather than a Business, because the acquired set of assets and activities did not include a substantive process. Therefore, the acquired set of assets and activities does not meet the definition of a business. This determination was made with key judgments including the following:

•ElectraMeccanica has discontinued, recalled, and repurchased all previously sold three-wheeled electric vehicles (the “SOLO”) because of a loss of propulsion issue that resulted in the vehicles being under a “do not drive” order from the National Highway Traffic Safety Administration. All in-process research and development (“IPR&D”) projects to commercialize the SOLO or a new four-wheeled electric (the “E4”) were terminated by ElectraMecannica. The IPR&D related to SOLO and E4 has nominal value and require significant time, cost, and engineering efforts to commercialize.

•The majority of the assembled workforce was performing administrative tasks or working on the destruction of the remaining inventory and closing of leased facilities at the time of the acquisition. The destruction of the remaining inventory was completed during the three months ended September 30, 2024. The acquired assembled workforce did

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
not contain sufficient engineers with the knowledge and skill set to commercialize ElectraMeccanica’s terminated IPR&D projects.

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
The Company recognized $0.0 million and $2.0 million of severance related expenses in general and administrative expense in its condensed consolidated statements of operations and comprehensive loss during the three and nine months ended September 30, 2024.
Note 5 — Inventories
Inventory amounted to $42.4 million and $37.8 million, respectively, as of September 30, 2024 and December 31, 2023 and consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$29,875	$30,357
Work in process	8,840	3,033
Finished goods	3,683	4,453
Total inventories	$42,398	$37,843
Inventories as of September 30, 2024 and December 31, 2023 were comprised of raw materials, work in process and finished goods related to the production of vehicles for sale including vehicles in transit to fulfill customer orders, new vehicles, new vehicles awaiting final pre-delivery quality review inspection, and Xos Energy Solutions™ products available for sale.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited

Note 6 — Selected Balance Sheet Data
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Prepaid inventories	$3,479	$1,745
Prepaid expenses and other(1)	1,690	1,291
Lease receivable	1,662	1,505
Contract assets	544	811
Financed insurance premiums	2,025	1,310
Assets held for sale	152	408
Total prepaid expenses and other current assets	$9,552	$7,070
____________
(1) Primarily relates to assets acquired in connection with the ElectraMeccanica acquisition, prepaid licenses and subscriptions, prepaid insurance and other receivables.

Other Non-Current Assets

Other non-current assets as of September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Security deposits	$2,954	$1,599
Duty drawback receivable(1)	2,709	—
Other non-current assets	1,031	739
Total other non-current assets	$6,694	$2,338
___________
(1) Represents the estimated amount that can be recovered from previously paid tariffs relating to crushed SOLO vehicles that were acquired in connection with the ElectraMeccanica acquisition.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Other Current Liabilities
Other current liabilities as of September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued expenses and other (1)	$4,393	$5,539
Accrued interest⁽²⁾	4,285	—
Accrued payroll⁽³⁾	2,532	1,896
Contract liabilities	620	690
Customer deposits	1,321	2,364
Warranty liability	1,168	1,306
Equipment notes payable, current	390	350
Short-term insurance financing notes	2,087	1,003
Operating lease liabilities, current	3,030	1,664
Finance lease liabilities, current	1,484	2,005
Total other current liabilities	$21,310	$16,817
____________
(1) Primarily relates to the liabilities assumed in connection with the ElectraMeccanica acquisition, accrued inventory purchases, accrued professional fees, and other accrued expenses.
(2) Represents accrued interest on Convertible Promissory Note, which interest is convertible into shares of our common stock at maturity. See Note 8 — Convertible Notes.
(3) Primarily relates to payroll liabilities such as accrued payroll, accrued vacation, accrued bonuses and other payroll liabilities.
Revenue recognized from the customer deposits balance for the nine months ended September 30, 2024 and 2023 was $0.6 million and $0.4 million, respectively. Revenue recognized for the year ended December 31, 2023 from the customer deposits balance as of December 31, 2022 was $0.4 million.
Other Non-Current Liabilities
Other non-current liabilities as of September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued interest expense and other	$595	$2,985
Equipment notes payable, non-current	304	593
Operating lease liabilities, non-current	17,542	3,511
Finance lease liabilities, non-current	496	1,472
Total other non-current liabilities	$18,937	$8,561

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
As of September 30, 2024 and December 31, 2023, the fair value of the Earn-out Shares liability was estimated to be $6,000 and $39,000, respectively. The Company recognized a gain on the change in fair value in Earn-out Shares liability of $33,000 and $0.4 million in its condensed consolidated statements of operations and comprehensive loss during the nine months ended September 30, 2024 and 2023, respectively. The Company recognized a gain of $0 and a loss of $0.1 million during the three months ended September 30, 2024 and 2023, respectively.
The allocated fair value to the Earn-out RSU component, which is covered by ASU 718, Compensation — Stock Compensation, is recognized as stock-based compensation expense over the vesting period commencing on the grant date of the award.
Note 8 — Convertible Notes
Convertible Debentures
On August 9, 2022, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with YA II PN, Ltd. (“Yorkville”) for the issuance of convertible debentures (“Convertible Debentures”), convertible into shares of Common Stock subject to certain conditions and limitations, in the principal amount of up to $35.0 million. On August 11, 2022, pursuant to the Securities Purchase Agreement, the Company sold and issued a Convertible Debenture to Yorkville in the principal amount of $20.0 million. On September 21, 2022, pursuant to the Securities Purchase Agreement, the Company sold and issued an additional Convertible Debenture to Yorkville in the principal amount of $15.0 million. Such Convertible Debentures were amended on June 22, 2023. The Convertible Debentures provided that Yorkville would use commercially reasonable efforts to convert at least $2.0 million during each 30-day period beginning on September 9, 2022, provided that certain conditions were satisfied as of each such period.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
The Convertible Debentures incurred interest at an annual rate of 6%, payable at maturity. Pursuant to the terms of the Securities Purchase Agreement, in July 2023, the Company elected to extend the maturity date of the Convertible Debentures from November 11, 2023 to February 11, 2024. The interest rate increased to an annual rate of (i) 10% upon the occurrence and during the continuance of an event of default, and (ii) 7.5% for so long as any “Registration Event” (as defined in the Convertible Debentures) remained in effect in accordance with the Registration Rights Agreement (described below). The Convertible Debentures provided a conversion right, in which any portion of the principal amount of the debt, together with any accrued but unpaid interest, could be converted into the Common Stock at a conversion price equal to the lower of (i) $74.199 (as adjusted for the reverse stock split described at Note 9 - Equity, below) or (ii) 97% of the lowest daily VWAP of the Common Stock during the three consecutive trading days immediately preceding the conversion (but not lower than a certain floor price (“Floor Price”) that was subject to further adjustment in accordance with the terms of the Convertible Debentures). The Floor Price at the time of payoff on December 4, 2023 was $17.70 (as adjusted for the reverse stock split described at Note 9 - Equity, below).
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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Prepayment amount under the Convertible Debentures was to be reduced by any such proceeds applied as an optional redemption in the 30 days prior to the applicable monthly Prepayment date.
The derivative liabilities associated with the Convertible Debentures remained in effect until such time as the underlying convertible notes were exercised or terminated (see Note 10 - Derivative Instruments). As of September 30, 2024 and December 31, 2023, there were no derivative liabilities recorded on the Company’s condensed consolidated balance sheet as the Convertible Debentures were fully repaid prior to December 31, 2023.
The Company received proceeds, net of a 2% original issuance discount, of $34.3 million from Yorkville. Debt issuance costs of $0.3 million were recorded at inception of the Convertible Debentures. Debt discount and issuance costs are amortized through the maturity date of the debenture using the effective interest rate method.
The Convertible Debentures were not included in the computation of either basic or diluted earnings per share (“EPS”) for the three and nine months ended September 30, 2023 in Note 16 — Net Loss per Share, because the financial instrument did not represent participating securities. Further, the Convertible Debentures are not included in diluted EPS because the Company reported a net loss from continuing operations for the three and nine months ended September 30, 2023; thus, including these financial instruments would have an antidilutive effect on EPS.

As of September 30, 2024 and December 31, 2023, there was no principal balance recorded as the Convertible Debentures were fully repaid prior to December 31, 2023. Amortization of debt discounts and issuance costs, recorded in other expense, net, for the three months ended September 30, 2024 and 2023 totaled $0 and $0.8 million, respectively. Amortization of debt discounts and issuance costs, recorded in other expense, net, for the nine months ended September 30, 2024 and 2023 totaled $0 and $5.1 million, respectively.

The Company recorded interest expense of $0 in other expense, net related to the Convertible Debentures during the three and nine months ended September 30, 2024. The Company recorded interest expense of $0.2 million and $0.9 million in other expense, net related to the Convertible Debentures during the three and nine months ended September 30, 2023, respectively.

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
The Note, which matures on August 11, 2025, bears interest at a rate of 10.0% per annum, payable at maturity in validly issued, fully paid and non-assessable shares of Common Stock (“Interest Shares”), unless earlier converted or paid. If the 10-day VWAP ending on the trading day immediately prior to the applicable payment date is greater than or equal to the Minimum Price (as defined in Nasdaq Rule 5635(d)) or the Company has received the requisite approval from its stockholders (which it has), the number of Interest Shares to be issued will be calculated based on such 10-day VWAP; otherwise, the number of Interest Shares to be issued would have been based on the Nasdaq Minimum Price. The conversion price for the Note will initially be equal to $71.451 per share, as adjusted for the Company’s 1-for-30 reverse stock split that occurred on December 6, 2023, subject to adjustment in some events pursuant to the terms of the Note. The Company will have the right, in its sole discretion and exercisable at its election by sending notice of such exercise to Aljomaih, to irrevocably fix the method of settlement that will apply to all conversions of Notes. Methods of settlement include (i) physical settlement in shares of Common Stock, (ii) cash settlement determined by multiplying the principal being converted by the 10-day VWAP ending on the trading day immediately prior to the conversion date and dividing by the conversion price, or (iii) a combination of Common Stock and cash.
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
The Company accounts for the Note in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, under which the Note was analyzed for the identification of material embedded features that meet the criteria for equity treatment and/or bifurcation and must be recorded as a liability. The Company initially classified the Note as a non-current liability given a maturity date of greater than one year, however, during the quarter ended September 30, 2024, the Note was reclassified as a current liability since its maturity date is less than one year from September 30, 2024.
The Note will not be included in the computation of either basic or diluted EPS for the three months ended September 30, 2024 in Note 16 — Net Loss per Share. This financial instrument is not included in basic EPS because it does not represent participating securities. Further, the Note is not included in diluted EPS because the Company reported a net loss from continuing operations for the three and nine months ended September 30, 2024; thus, including these financial instruments would have an antidilutive effect on EPS.
As of September 30, 2024 and December 31, 2023, the Company had a principal balance of $20.0 million outstanding, net of unamortized debt and issuance costs of $43,000 and $80,000, respectively. Debt issuance costs are amortized through the maturity date of the Note using the effective interest rate method. Amortization of debt issuance costs, recorded in other expense, net, for the three and nine months ended September 30, 2024 and 2023, was immaterial. The Company recorded interest expense of $0.5 million and $1.5 million in other expense, net related to the Note during the three and nine months ended September 30, respectively, in both 2024 and 2023.
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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
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

All outstanding stock options, warrants, restricted stock units, convertible debt and similar securities entitling their holders to receive or purchase shares of Common Stock were proportionately adjusted as a result of the Reverse Stock Split, as required by the terms of each security. After giving effect to the Reverse Stock Split, with respect to the Company’s warrants listed on Nasdaq under the symbol “XOSWW,” every 30 warrants outstanding immediately prior to the Reverse Stock Split are exercisable for one share of Common Stock at an exercise price of $345.00 per share, which is 30 times $11.50, the initial exercise price per share.
Standby Equity Purchase Agreement
On March 23, 2022, the Company entered into a Standby Equity Purchase Agreement with YA II PN, Ltd. (“Yorkville”), which was subsequently amended on June 22, 2023 (as amended, the “SEPA”), whereby the Company has the right, but not the obligation, to sell to Yorkville up to $125.0 million of shares of its Common Stock at its request any time until February 11, 2026, subject to certain conditions. The Company expects to use any net proceeds for working capital and general corporate purposes.

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
Pursuant to the Side Letter, the Company and Yorkville agreed, among other things, to remove the restriction in the Securities Purchase Agreement on the Company’s ability to effect an advance under the SEPA, subject to certain conditions while the Convertible Debentures remain outstanding. The proceeds from any advance under the SEPA would offset an equal amount outstanding under the Convertible Debentures as an optional redemption. During each calendar month, any portion of such proceeds that would result in the cumulative reduction to the outstanding principal under the Convertible Debentures by more than $3.0 million (“Excess Proceeds”) were to be split such that 75% of such Excess Proceeds is paid to the Company pursuant to the terms of the SEPA and 25% of such Excess Proceeds is applied as an optional redemption of the Convertible Debentures. Each monthly Prepayment amount under the Convertible Debentures was to be reduced by any such optional redemptions in the 30 days prior to the applicable Prepayment date. During the nine months ended September 30, 2024 and 2023, the Company issued 5,500 and 138,794 shares of Common Stock under the SEPA for proceeds of $46,750 and $1,201,885, respectively.
As of September 30, 2024 and December 31, 2023, the remaining commitment available under the agreement was $119.4 million and $119.5 million, respectively. However, our ability to fully utilize the remaining commitment amount may be limited by various factors, including, but not limited to, the availability of an effective registration statement permitting the resale of such shares of Common Stock. In particular, while the Company has filed with the SEC a Registration Statement on Form S-1 for such resale on July 27, 2023 and a post-effective amendment thereto on September 6, 2024, which was declared effective September 10, 2024, such registration statement only registers the resale of 3,333,333 shares of Common Stock, which is insufficient for us to fully utilize the remaining commitment under the SEPA, given the current market price of our Common Stock.
Note 10 — Derivative Instruments
Public and Private Placement Warrants
As of September 30, 2024, the Company had 18,633,301 Public Warrants and 199,997 Private Placement Warrants outstanding, with fair values of $0.5 million and $6,000, respectively.
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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
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
As of September 30, 2024, there were 1,834 Options outstanding under the 2018 Stock Plan. The amount and terms of Option grants were determined by the board of directors of Legacy Xos. The Options granted under the 2018 Stock Plan generally expire within 10 years from the date of grant and generally vest over four years, at the rate of 25% on the first anniversary of the date of grant and ratably on a monthly basis over the remaining 36-month period thereafter based on continued service.
Stock option activity during the nine months ended September 30, 2024 consisted of the following:

	Options	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Years	Aggregate Intrinsic Value
December 31, 2023 — Options outstanding	22,512	$0.40	$0.51	0.55	$168,194
Exercised	(20,659)	0.38	0.50		141,076
March 31, 2024 — Options outstanding	1,853	$0.56	$0.63	5.79	$17,806
Exercised	(16)	0.64	0.46		115
June 30, 2024 — Options outstanding	1,837	$0.56	$0.63	5.54	$11,532
Exercised	(3)	0.64	0.46		13
September 30, 2024 - Options outstanding	1,834	$0.56	$0.63	5.28	$7,184
September 30, 2024 - Options vested and exercisable	1,834	$0.56	$0.63	5.28	$7,184
Aggregate intrinsic value represents the difference between the exercise price of the options and the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised during the three months ended September 30, 2024 and 2023 were approximately $13 and $10,000, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2024 and 2023 were approximately $141,000 and $190,000, respectively.
The Company estimates the grant date fair value of options utilizing the Black-Scholes option pricing model, which is dependent upon several variables, including expected option term, expected volatility of the Company's share price over the expected term, expected risk-free rate and expected dividend yield rate. There were no option grants during the three and nine months ended September 30, 2024 and 2023.
2021 Equity Plan
On August 19, 2021 the Company’s stockholders approved the Xos, Inc. 2021 Equity Incentive Plan (the “2021 Equity Plan”), which was ratified by the Company’s board of directors on August 20, 2021. The 2021 Equity Plan provides for the grant of incentive stock options (“ISOs”), within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) to employees, including employees of any parent or subsidiary, and for the grant of non-statutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), performance awards and other forms of awards to employees, directors and consultants, including employees and consultants of Xos’ affiliates. On June 24, 2024, the Company’s stockholders approved the Xos, Inc. Amended and Restated 2021 Equity Incentive Plan (the “A&R 2021 Equity Plan”) to increase the aggregate number of shares of Common Stock reserved for issuance under the 2021 Equity Plan by 1,180,819 shares.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
As of September 30, 2024, there were 522,419 shares of Common Stock available for issuance under the A&R 2021 Equity Plan.
RSU activity during the nine months ended September 30, 2024 consisted of the following:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Fair Value
December 31, 2023 — RSU outstanding	603,040	$18.97	$4,819,138
Granted	95,636	9.15	863,989
Vested	(94,428)	17.76	848,522
Forfeited	(4,845)	21.26	55,365
March 31, 2024 — RSU outstanding	599,403	$17.43	$6,146,714
Granted	92,505	7.64	706,702
Vested	(265,157)	13.83	2,120,841
Forfeited	(25,055)	16.52	218,566
June 30, 2024 — RSU outstanding	401,696	$17.61	$2,781,676
Granted	1,251,551	6.71	6,804,667
Vested	(56,549)	18.78	319,171
Forfeited	(14,247)	11.20	70,316
September 30, 2024 — RSU outstanding	1,582,451	$9.01	$7,204,074
The Company recognized stock-based compensation expense (including Earn-out RSUs) in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 totaling approximately $2.2 million and $5.9 million, respectively, and September 30, 2023, totaling approximately $2.2 million and $6.3 million, respectively, which consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of goods sold	$67	$91	$303	$357
Research and development	335	470	1,150	1,428
Sales and marketing	244	257	568	782
General and administrative	1,601	1,424	3,866	3,741
Total	$2,247	$2,242	$5,887	$6,308
We allocate stock-based compensation expense to cost of goods sold, research and development expense, sales and marketing expense and general and administrative expense, based on the roles of the applicable recipients of such stock-based compensation. The unamortized stock-based compensation expense was $12.7 million as of September 30, 2024, and weighted average remaining amortization period as of September 30, 2024 was 2.16 years.
The aggregate fair value of RSUs that vested was $0.3 million and $3.3 million during the three and nine months ended September 30, 2024, respectively.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Note 12 — Property and Equipment, net
Property and equipment, net consisted of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Equipment	$7,749	$7,629
Finance lease assets	7,784	7,974
Furniture and fixtures	173	173
Company vehicles(1)	2,914	2,102
Leasehold improvements	1,401	1,401
Computers, software and related equipment	3,128	3,091
Construction in progress	292	292
Property and equipment, gross	23,441	22,662
Accumulated depreciation	(10,961)	(8,002)
Property and equipment, net	$12,480	$14,660
___________
(1)Amounts include operating lease assets (stepvans and Hubs). As of September 30, 2024 and December 31, 2023, gross operating lease assets and accumulated depreciation on operating lease assets were $0.4 million and $0.1 million, respectively.
Depreciation expense during the three months ended September 30, 2024 and 2023, totaled $0.8 million and $1.9 million, respectively. Depreciation expense during the nine months ended September 30, 2024 and 2023, totaled $2.6 million and $3.3 million, respectively.
Note 13 — Commitments and Contingencies
Legal Contingencies
Legal claims may arise from time to time in the normal course of business, the results of which may have a material effect on the Company’s accompanying unaudited condensed consolidated financial statements. As of September 30, 2024 and December 31, 2023, the Company was not a party to any legal proceedings, that individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
Other Contingencies
The Company enters into non-cancellable long-term purchase orders and vendor agreements in the normal course of business. As of September 30, 2024, non-cancellable purchase commitments with two of the Company’s vendors totaled $0.3 million.

Note 14 — Related Party Transactions
The Company had a contract manufacturing agreement with Fitzgerald Manufacturing Partners to provide manufacturing services, which was terminated during June 2023. The owner of Fitzgerald Manufacturing Partners is a stockholder of the Company. The Company also has lease agreements with Fitzgerald Manufacturing Partners. For each of the three months ended September 30, 2024 and 2023, the Company incurred rent expense of $0.2 million related to these agreements. For each of the nine months ended September 30, 2024 and 2023, the Company incurred rent expense of $0.5 million related to these agreements.
During the three months ended September 30, 2024, the Company sold one Hub to Xcel Energy, resulting in $0.2 million in revenue. During the nine months ended September 30, 2024, the Company sold two Hubs to Xcel Energy, resulting in $0.5 million in revenue. A member of the Company's Board of Directors serves as the Senior Vice President, System Strategy and Chief Planning Officer of Xcel Energy. Management believes these transactions were conducted on terms consistent with those that prevail in arm's length transactions with unrelated third-parties.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Note 15 — Income Taxes
The Company’s effective tax rate during the three months ended September 30, 2024 and 2023 was (0.04)% and (0.02)%, respectively. The Company’s effective tax rate during the nine months ended September 30, 2024 and 2023 was (0.04)% and (0.02)%, respectively. State taxes coupled with losses not benefited resulted in an effective tax rate below the statutory tax rate of 21% for the nine months ended September 30, 2024.
The Company acquired ElectraMeccanica on March 26, 2024 through a stock acquisition. The Company considered ElectraMeccanica’s operations for income tax purposes and deemed the net impact to the provision for income taxes for the nine months ended September 30, 2024 to be immaterial.
The Company recognizes tax benefits related to positions taken, or expected to be taken, on its tax returns, only if the positions are “more-likely-than-not” sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its financial statements. The Company does not have any uncertain tax positions that meet this threshold as of September 30, 2024 and December 31, 2023.
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
At September 30, 2024, the Company’s deferred income taxes were in a net asset position mainly due to deferred tax assets generated by net operating losses. The Company assesses the likelihood that its deferred tax assets will be realized. A full review of all positive and negative evidence needs to be considered, including the Company's current and past performance, the market environments in which the Company operates, the utilization of past tax credits, the length of carryback and carryforward periods, and tax planning strategies that might be implemented. Management believes that, based on a number of factors, it is more likely than not that all or some portion of the deferred tax assets may not be realized; accordingly, the Company has provided a valuation allowance against its net deferred tax assets at September 30, 2024 and December 31, 2023.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Note 16 — Net Loss per Share
Basic and diluted net loss per share during the three and nine months ended September 30, 2024 and 2023 consisted of the following (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(10,512)	$(14,107)	$(31,178)	$(62,016)
Net loss attributable to common stockholders, basic	(10,512)	(14,107)	(31,178)	(62,016)
Net loss attributable to common stockholders, diluted (1)	(10,512)	(14,107)	(31,178)	(62,016)
Denominator:
Basic (2)
Weighted average common shares outstanding, basic	7,984	5,876	7,321	5,738
Basic net loss per share	$(1.32)	$(2.40)	$(4.26)	$(10.81)
Diluted (2)
Weighted average common shares outstanding, diluted (1)	7,984	5,876	7,321	5,738
Diluted net loss per share	$(1.32)	$(2.40)	$(4.26)	$(10.81)
____________
(1) Net loss attributable to common stockholders, diluted during the three and nine months ended September 30, 2023, excludes adjustments related to the change in fair value of derivative liabilities, interest expense and amortization of discounts and issuance costs related to the Convertible Debentures. Additionally, weighted average common shares outstanding, diluted as of the three and nine months ended September 30, 2023 excludes the if-converted shares related to the Convertible Debentures. These adjustments were excluded from the calculation of diluted net loss per share as they would have an antidilutive effect (see Note 8 - Convertible Notes).

(2) Shares for the three and nine months ended September 30, 2023 have been retrospectively adjusted for the 1-for-30 reverse stock split that occurred on December 6, 2023.
Potential ending shares outstanding that were excluded from the computation of diluted net loss per share because their effect was anti-dilutive as of September 30, 2024 and 2023 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023 (1)	2024	2023 (1)
Contingent earn-out shares	547	547	547	547
Common stock underlying public and private warrants	628	628	628	628
Restricted stock units	1,583	643	1,583	643
Stock options	2	23	2	23
If-converted common stock from convertible debt	280	1,970	280	2,367

(1) Shares for the three and nine months ended September 30, 2023 have been retrospectively adjusted for the 1-for-30 reverse stock split that occurred on December 6, 2023.

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
Assets and liabilities carried at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited

	September 30, 2024
	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and Cash Equivalents(1):
Money market funds	$5	$5	$—	$—
Total Financial Assets	$5	$5	$—	$—

Financial Liabilities:
Private Placement Warrants	$6	$—	$6	$—
Public Warrants	536	536	—	—
Contingent Earn-out Shares liability	6	—	—	6
Total Financial Liabilities	$548	$536	$6	$6

	December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and Cash Equivalents(1):
Money market funds	$2,917	$2,917	$—	$—
Total Financial Assets	$2,917	$2,917	$—	$—

Financial Liabilities:
Private Placement Warrants	$4	$—	$4	$—
Public Warrants	391	391	—	—
Contingent Earn-out Shares liability	39	—	—	39
Total Financial Liabilities	$434	$391	$4	$39
____________
(1) Included in total cash and cash equivalents on the condensed consolidated balance sheets.
The changes in the fair value of Level 3 financial liabilities during the three months ended September 30, 2024 consisted of the following (in thousands):

Contingent Earn-Out Shares Liability
Fair value at June 30, 2024	$6
Recognition of Earn-out RSUs	—
Change in fair value during the period	—
Fair value at September 30, 2024	$6

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
The changes in the fair value of Level 3 financial liabilities during the nine months ended September 30, 2024 consisted of the following (in thousands):

Contingent Earn-Out Shares Liability
Fair value at December 31, 2023	$39
Recognition of Earn-out RSUs	—
Change in fair value during the period	(33)
Fair value at September 30, 2024	$6

Significant unobservable inputs related to Level 3 earn-out shares liability consisted of the following:

	September 30, 2024	December 31, 2023
Stock price	$4.55	$7.98
Stock price volatility	80%	80%
Expected term	1.89 years	2.64 years
Risk-free interest rate	3.7%	4.1%

Note 18 — Subsequent Events
In October 2024 we conducted a reduction in force of approximately 26% of our employees, reorganizing certain functions and reallocating resources to continue to focus on key strategic initiatives and unit deliveries.

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
During the three months ended September 30, 2024, we delivered 78 vehicles and 16 powertrains (including leases and hubs). During the three months ended September 30, 2023, we delivered 104 vehicles and 1 powertrain. During the three months ended September 30, 2024, we generated $14.9 million in revenue (or 95% of revenue) from vehicle, powertrain and hub sales, $0.1 million (or 1% of revenue) in other product revenue, and $0.7 million (or 5% of revenue) in ancillary revenue. During the three months ended September 30, 2023, we generated $16.0 million in revenue (or 96% of revenue) from vehicle and powertrain sales, $0.1 million (or 1% of revenue) in other product revenue, and $0.6 million (or 3% of revenue) from ancillary revenue.

During the nine months ended September 30, 2024, we delivered 216 vehicles and 30 powertrains (including leases and hubs). During the nine months ended September 30, 2023, we delivered 171 vehicles (including leases) and 3 powertrains. During the nine months ended September 30, 2024, we generated $41.5 million in revenue (or 93% of revenue) from vehicle, powertrain and hub sales, $1.4 million (or 3% of revenue) in other product revenue, and $1.6 million (or 4% of revenue) in ancillary revenue. During the nine months ended September 30, 2023, we generated $24.8 million in revenue (or 95% of revenue) from vehicle and powertrain sales, $0.4 million (or 2% of revenue) in other product revenue, and $1.0 million (or 3% of revenue) from ancillary revenue.
We believe our growth in the coming years will be supported by the growth of e-commerce and last-mile delivery, and will depend in part on regulatory and consumer interest in reducing the impacts of climate change. E-commerce continues to grow rapidly and has been accelerated by changes in consumer purchasing behavior as a result of the COVID-19 pandemic. Commercial trucks are the largest emitters of greenhouse gasses per capita in the transportation industry. Although there can be no assurance such goals will be maintained, the U.S. federal, state and foreign governments, along with corporations such as FedEx, UPS and Amazon, have set ambitious goals to reduce greenhouse gas emissions. We believe regulation relating to commercial vehicles, sustainability initiatives from leading financial and corporate institutions and growth of last-mile logistics will be important factors in establishing the level of demand for, and adoption of, our products worldwide.
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

Management’s plans to improve Xos’s liquidity and working capital requirements over the next twelve months include reducing operating costs in order to conserve financial resources. Accordingly, in the fourth quarter of 2024, Xos took the following measures:

•We completed a reduction in force (the “RIF”) pursuant to which we terminated approximately 26% of our total workforce. We do not expect to incur material costs in connection with the RIF. The RIF may have unintended adverse effects on our operations and results. See “Our recent cost-cutting measures may not adequately reduce our operating costs or improve our operating margins, may lead to additional workforce attrition and may cause operational disruptions” in Part II Item 1A Risk Factors of this Report.

•Certain of our senior executives have accepted temporary reductions in their annual base salaries, including our Chief Executive Officer and Chief Operating Officer who have volunteered to temporarily reduce their cash salaries by between approximately 20% and approximately 50%, effective October 28, 2024. See Part II, Item 5 Other Information of this Report for more information.

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

Despite these disruptions, our supply chain team continues to employ mitigating strategies to effectively source inventory for all of our products. We continue working with vendors to find alternative solutions to overcome these constraints and, where appropriate, working to find alternate sources of supply for critical components, including placing orders in advance of projected need, while ensuring such components have extended usage projected. We also have been closely monitoring potential changes to trade policies and tariffs in order to proactively adjust and refine our strategy. These steps are designed to promote availability of materials in time to meet production plans, without inflating inventory beyond projected lead times.

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
Revenue also consists of sales-type leases which are accounted for under ASC 842. Revenue is the lower of the fair value of the asset leased or the present value of the lease receivable and prepayments.
We also earn tradable credits in the operation of our automotive business under various regulations related to emission reduction, clean fuel, and others. We sell these credits to other regulated entities who can use the credits to comply with emission standards and other regulatory requirements. We recognize revenue on the sale of these credits, which have negligible incremental costs associated with them, at the time control of the regulatory credit is transferred to the purchasing party.
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
Other Income (Expense), Net
Other income (expense), net is comprised of income associated with the duty drawback receivable, which is estimated recovery of tariffs paid for vehicles that were acquired through the ElectraMeccanica acquisition, interest income from our investments in marketable debt securities, available-for-sale (applicable to 2023), income from the sublease of our Los Angeles office space, and other income, partially offset by interest paid on our equipment leases and interest expense related to our financing obligations, including the amortization for debt discount and issuance costs.
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

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2024 and 2023
The following table sets forth our historical operating results for the periods indicated:

	For the Three Months Ended September 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Revenues	$15,790	$16,696	$(906)	(5)%
Cost of goods sold	12,926	14,711	(1,785)	(12)%
Gross profit	2,864	1,985	879	44%
Operating expenses
General and administrative	8,897	8,546	351	4%
Research and development	2,619	4,516	(1,897)	(42)%
Sales and marketing	1,039	1,548	(509)	(33)%
Total operating expenses	12,555	14,610	(2,055)	(14)%
Loss from operations	(9,691)	(12,625)	2,934	(23)%
Other income (expense), net	(710)	(1,726)	1,016	(59)%
Change in fair value of derivative instruments	(107)	315	(422)	(134)%
Change in fair value of earn-out shares liability	—	(68)	68	(100)%
Loss before provision for income taxes	(10,508)	(14,104)	3,596	(25)%
Provision for income taxes	4	3	1	33%
Net Loss	$(10,512)	$(14,107)	$3,595	(25)%
___________

	For the Nine Months Ended September 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Revenues	$44,487	$26,147	$18,340	70%
Cost of goods sold	36,805	28,764	8,041	28%
Gross profit (loss)	7,682	(2,617)	10,299	(394)%
Operating expenses
General and administrative	27,032	29,961	(2,929)	(10)%
Research and development	8,691	15,446	(6,755)	(44)%
Sales and marketing	3,261	5,113	(1,852)	(36)%
Total operating expenses	38,984	50,520	(11,536)	(23)%
Loss from operations	(31,302)	(53,137)	21,835	(41)%
Other income (expense), net	251	(9,840)	10,091	(103)%
Change in fair value of derivative instruments	(147)	525	(672)	(128)%
Change in fair value of earn-out shares liability	33	443	(410)	(93)%
Loss before provision for income taxes	(31,165)	(62,009)	30,844	(50)%
Provision for income taxes	13	7	6	86%
Net Loss	$(31,178)	$(62,016)	$30,838	(50)%
___________

Revenues
Our total revenues decreased by $0.9 million, or 5%, from $16.7 million in the three months ended September 30, 2023 to $15.8 million in the three months ended September 30, 2024, primarily driven by a decrease in unit sales and ancillary revenue, partially offset by an increase in average selling price, and the sale of automotive regulatory credits. During the three months ended September 30, 2024, we sold 78 stepvans and 16 powertrains (including hubs), compared to 104 stepvans and 1 powertrain during the three months ended September 30, 2023.
Our total revenues increased by $18.3 million, or 70%, from $26.1 million in the nine months ended September 30, 2023 to $44.5 million in the nine months ended September 30, 2024, primarily driven by an increase in unit sales and in average selling price. During the nine months ended September 30, 2024, we sold 216 stepvans, 30 powertrains (including hubs), compared to 171 stepvans (including leases) and 3 powertrains during the nine months ended September 30, 2023.
Revenue for the three months ended September 30, 2024 and 2023 consisted of the following (dollars in thousands):

	Three Months Ended September 30,
	2024	2023	$ Change	% Change (6)
Product and service revenue
Stepvans & vehicle incentives(1)(3)	$12,120	$15,774	$(3,654)	(23)%
Powertrains & hubs(2)(4)	2,808	220	2,588	nm(6)
Other product revenue	114	129	(15)	(12)%
Total product revenue	15,042	16,123	(1,081)	(7)%
Ancillary revenue(5)	748	573	175	31%
Total revenues	$15,790	$16,696	$(906)	(5)%
(1)Amounts are net of returns and allowances. Stepvans & vehicle incentives includes revenue generated from stepvan leasing.
(2)Amounts include $0.2 million revenue for the three months ended September 30, 2024 from a sales-type lease accounted under ASC 842 “Leases” (“ASC 842”). The transaction resulted in a gross profit of $0.2 million. There was no revenue from sales-type leases for the three months ended September 30, 2023.
(3)Amounts include revenue from operating leases of stepvans of $7,000 and $14,000 for the three months ended September 30, 2024 and 2023, respectively.
(4)Amounts include revenue from operating leases of Hubs of $11,000 for the three months ended September 30, 2024. There was no revenue from operating leases of Hubs for the three months ended September 30, 2023.
(5)Amounts include revenue from the sale of automotive regulatory credits of $0.6 million for the three months ended September 30, 2024. There was no revenue from the sale of automotive regulatory credits for the three months ended September 30, 2023.
(6)Percentage changes greater than or equal to 400% are not meaningful and noted as “nm” in the table above.
Revenue for the nine months ended September 30, 2024 and 2023 consisted of the following (dollars in thousands):

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change (6)
Product and service revenue
Stepvans & vehicle incentives(1)(3)	$36,851	$24,323	$12,528	52%
Powertrains & hubs(2)(4)	4,653	448	4,205	nm(6)
Other product revenue	1,384	422	962	228%
Total product revenue	42,888	25,193	17,695	70%
Ancillary revenue(5)	1,599	954	645	68%
Total revenues	$44,487	$26,147	$18,340	70%

(1)Amounts are net of returns and allowances. Stepvans & vehicle incentives includes revenue generated from stepvan leasing.
(2)Amounts include $0.2 million revenue for the nine months ended September 30, 2024 from a sales-type lease accounted under ASC 842 “Leases” (“ASC 842”). The transaction resulted in a gross profit of $0.2 million. There was no revenue from sales-type leases for the nine months ended September 30, 2023.
(3)Amounts include revenue from operating leases of stepvans of $29,000 and $23,000 for the nine months ended September 30, 2024 and 2023, respectively.
(4)Amounts include revenue from operating leases of Hubs of $18,000 for the nine months ended September 30, 2024. There was no revenue from the operating leases of Hubs for the nine months ended September 30, 2023.
(5)Amounts include revenue from the sale of automotive regulatory credits of $0.6 million for the nine months ended September 30, 2024. There was no revenue from the sale of automotive regulatory credits for the nine months ended September 30, 2023.
(6)Percentage changes greater than or equal to 400% are not meaningful and noted as “nm” in the table above.

Cost of Goods Sold
Cost of goods sold decreased by $1.8 million, or 12%, from $14.7 million in the three months ended September 30, 2023 to $12.9 million in the three months ended September 30, 2024. The decrease in cost of goods sold is directly attributable to the decrease in our product revenue and associated decreases of (i) $2.6 million in direct materials and (ii) $0.3 million for dealer return reserves. These decreases were offset by increases of (i) $0.9 million related to inventory reserves and associated write-downs to net realizable value, (ii) $0.1 million for warranty reserve and (iii) $0.1 million more in unfavorable physical inventory count and other adjustments. In addition, direct labor, manufacturing overhead, and freight costs stayed the same quarter over quarter.
Cost of goods sold increased by $8.0 million, or 28%, from $28.8 million in the nine months ended September 30, 2023 to $36.8 million in the nine months ended September 30, 2024. The increase in cost of goods sold is directly attributable to the increase in our product revenue and associated increases of (i) $7.5 million in direct materials, (ii) $1.1 million in direct labor, manufacturing overhead, and freight, and (iii) $1.1 million for dealer return reserves. These increases were offset by a decrease of (i) $1.1 million related to reductions in inventory reserves and write-downs of inventories to their net realizable value recorded during the nine months ended September 30, 2023, (ii) $0.3 million for warranty reserve and (iii) $0.3 million less in unfavorable physical inventory count and other adjustments.
The changes in direct labor encompasses both employee and subcontractor labor costs. The changes in direct labor, manufacturing overhead and direct material costs are driven by changes in units sold. A significant portion of the overhead costs incurred include freight, indirect salaries, facility rent, utilities, and depreciation of production equipment, which are primarily fixed in nature and allocated based on production levels. Accordingly, these costs are still incurred when we experience a reduction in production volume. As we increase production activities, we are expecting fixed and semi-fixed overhead costs to be absorbed through the production of our batteries, hubs and chassis.
General and Administrative
General and administrative expenses increased by $0.4 million, or 4%, from $8.5 million in the three months ended September 30, 2023 to $8.9 million in the three months ended September 30, 2024, attributable to increases of (i) $0.7 million in facility expenses, primarily due to two operating leases acquired in connection with the ElectraMeccanica acquisition, , (ii) $0.2 million in stock-based compensation expense, (iii) $0.1 million in professional fees, and (iv) $0.1 million in headcount and personnel costs for legal, finance, accounting, information technology and general and administrative functions. These increases were offset by decreases of (i) $0.4 million in other operating expenses, including travel, recruiting, and equipment costs, (ii) $0.2 million in insurance costs, and (iii) $0.1 million in depreciation expense due to the allocation of overhead costs.
General and administrative expenses decreased by $2.9 million, or 10%, from $30.0 million in the nine months ended September 30, 2023 to $27.0 million in the nine months ended September 30, 2024, attributable to decreases of (i) $1.2 million in professional fees, (ii) $1.2 million in other operating expenses, including travel, recruiting, and equipment costs, (iii) $1.1 million in insurance costs driven by cost efficiencies associated with a new broker, and (iv) $0.9 million in headcount and personnel costs for legal, finance, accounting, information technology and general and administrative functions. These decreases were offset by increases of (i) $1.3 million in facility expenses, primarily due to two operating leases acquired in connection with the ElectraMeccanica acquisition, (ii) $0.1 million in depreciation expense due to the allocation of overhead costs, and (iii) $0.1 million in stock-based compensation expense.

Research and Development
Research and development expenses decreased by $1.9 million, or 42%, from $4.5 million in the three months ended September 30, 2023 to $2.6 million in the three months ended September 30, 2024. The change was primarily due to decreases of (i) $1.1 million in allocation of personnel costs, including stock-based compensation expense, driven by lower headcount in engineering, (ii) $0.5 million in equipment and material purchases due to fewer research and development projects in development year over year and (iii) $0.3 million in other research and development costs, including consulting and software.
Research and development expenses decreased by $6.8 million, or 44%, from $15.4 million in the nine months ended September 30, 2023 to $8.7 million in the nine months ended September 30, 2024. The change was primarily due to decreases of (i) $3.5 million in allocation of personnel costs, including stock-based compensation expense, driven by lower headcount in engineering, (ii) $2.2 million in equipment and material purchases due to fewer research and development projects in development year over year and (iii) $1.1 million in other research and development costs, including consulting and software.
Sales and Marketing
Sales and marketing expense decreased by $0.5 million, or 33%, from $1.5 million in the three months ended September 30, 2023 to $1.0 million in the three months ended September 30, 2024. The change was primarily due to decreases of (i) $0.3 million in allocation of personnel costs driven by lower headcount and (ii) $0.2 million in other sales and marketing expenses such as customer accommodation payments and sales events.
Sales and marketing expense decreased by $1.9 million, or 36%, from $5.1 million in the nine months ended September 30, 2023 to $3.3 million in the nine months ended September 30, 2024. The change was primarily due to decreases of (i) $1.3 million in allocation of personnel costs driven by lower headcount, (ii) $0.2 million in stock-based compensation expense and (iii) $0.4 million in other sales and marketing expenses such as customer accommodation payments and sales events.
Other Income (Expense), net
Other income (expense), net increased by $1.0 million, from a $1.7 million expense in the three months ended September 30, 2023 to a $0.7 million expense in the three months ended September 30, 2024. The change was attributable to decreases of (i) $0.8 million in net interest expense related to the Convertible Note and Convertible Debentures, including amortization of related discounts and issuance costs, primarily due to Convertible Debentures being fully repaid on December 4, 2023 and (ii) $0.4 million of redemption premiums related to prepayments on Convertible Debentures during the three months ended September 30, 2023 with no such comparable expense during the three months ended September 30, 2024. This was partially offset by $0.2 million of impairment losses due to the sale of assets previously designated as held-for-sale.
Other income (expense), net increased by $10.1 million, from an $9.8 million expense in the nine months ended September 30, 2023 to a $0.3 million income in the nine months ended September 30, 2024. The change was attributable to decreases of (i) $5.1 million in net interest expense related to the Convertible Note and Convertible Debentures, including amortization of related discounts and issuance costs, primarily due to Convertible Debentures being fully repaid on December 4, 2023, (ii) $1.3 million for impairment on assets held for sale, (iii) $1.2 million of redemption premiums related to prepayments on Convertible Debentures during the nine months ended September 30, 2023 with no such comparable expense during the nine months ended September 30, 2024, and (iv) $0.2 million in amortization expense related to marketable debt securities, available-for-sale with no such comparable expense during the nine months ended September 30, 2024. Additionally, during the nine months ended September 30, 2024, there was a $2.3 million increase in other income, net related to the estimated amount that can be recovered from previously paid tariffs relating to crushed SOLO vehicles that were acquired in connection with the ElectraMeccanica acquisition.
Change in Fair Value of Derivatives
The loss on the change in fair value of derivative instruments increased by $0.4 million, or 134%, from a $0.3 million gain in the three months ended September 30, 2023 to $0.1 million loss in the three months ended September 30, 2024. The change in fair value in both periods is primarily attributable to the change in our stock price and the resulting valuation at the respective reporting period.
The loss on change in fair value of derivative instruments increased by $0.7 million, or 128%, from a gain of $0.5 million in the nine months ended September 30, 2023 to a loss of $0.1 million in the nine months ended September 30, 2024. The change in fair value in both periods is primarily attributable to the change in our stock price and the resulting valuation at the respective reporting period.

Change in Fair Value of Contingent Earn-out Interests Liability
The gain on the change in fair value of contingent earn-out shares liability increased by $0.1 million from a $0.1 million loss in the three months ended September 30, 2023 to $0 in the three months ended September 30, 2024. The change in fair value in both periods is primarily attributable to the change in our stock price and the resulting valuation at the respective reporting period.
The gain on the change in fair value of contingent earn-out shares liability decreased by $0.4 million from $0.4 million in the nine months ended September 30, 2023 to $33,000 in the nine months ended September 30, 2024. The change in fair value in both periods is primarily attributable to the change in our stock price and the resulting valuation at the respective reporting period.
Provision for Income Taxes
The Company recorded income tax provision of $4,000 and $3,000 during the three months ended September 30, 2024 and 2023, respectively. The Company recorded an income tax provision of $13,000 and $7,000 during the nine months ended September 30, 2024 and 2023, respectively.
Liquidity and Capital Resources
General

As of September 30, 2024, our principal sources of liquidity were our cash and cash equivalents of $8.4 million and an accumulated deficit of approximately $184.4 million. Our short-term uses of cash are for working capital, and our long-term uses of cash are for working capital and to pay the principal of our indebtedness. During the nine months ended September 30, 2024, we incurred a net loss of approximately $31.2 million and had net cash used in operating activities of $52.1 million.
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
In response to these conditions, we are currently evaluating different strategies to obtain the required funding for future operations. We have plans to secure and intend to employ various strategies to raise additional capital, which may include capital raising strategies such as debt financing (which may include asset-based lending and/or receivable financing), other non-dilutive financing, and/or equity financing. We also have in place the ability to access capital through the SEPA; however, our ability to access the SEPA is dependent on trading volumes and the market price of Xos’ Common Stock. Furthermore, our access to capital under the SEPA is limited to the extent of the 3,333,333 shares registered for resale pursuant to our Registration Statement on Form S-1, as amended by Post-Effective Amendment Number 1 thereto which was declared effective on September 10, 2024 and the satisfaction of other applicable conditions. Our ability to access other capital when needed is not assured and, if capital is not available to us when, and in the amounts needed, we could be required to delay, scale back or abandon some or all of our development programs and other operations, which could materially harm our business, prospects, financial condition and operating results. Global general economic and political conditions, such as inflation, uncertain credit and global financial markets, supply chain disruption, international currency fluctuations, and geopolitical events have had and could continue to have an adverse impact in our ability to raise additional funds. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our commercialization, research and development programs and/or other efforts and our ability to continue our operations would be negatively impacted. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all. In addition, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements and/or seek protection under Chapters 7 or 11 of the United States Bankruptcy Code.

This could potentially cause us to cease operations and result in a complete or partial loss of your investment in our Common Stock.
Standby Equity Purchase Agreement
On March 23, 2022, we entered into a Standby Equity Purchase Agreement with YA II PN, Ltd. (“Yorkville”), which was subsequently amended on June 22, 2023 (as amended, the "SEPA"), whereby we have the right, but not the obligation, to sell to Yorkville up to $125.0 million of our shares of Common Stock at our request any time until February 11, 2026, subject to certain conditions. As of September 30, 2024, the remaining commitment available under the SEPA was $119.4 million. However, our ability to access the SEPA is dependent on trading volumes and the market price of our Common Stock and limited to the extent of the 3,333,333 shares registered for resale, among other things. We used the net proceeds received from sales of Common Stock pursuant to the SEPA for working capital and general corporate purposes and expect similar uses of any remaining proceeds going forward. See Note 8 — Convertible Notes and Note 9 — Equity — Standby Equity Purchase Agreement in the accompanying unaudited condensed consolidated financial statements for more information regarding the SEPA.

Convertible Debt

On August 11, 2022 and September 21, 2022, we issued convertible debentures (as subsequently amended, the “Convertible Debentures”) to Yorkville in the aggregate principal amount of $35.0 million, with a maturity date of November 11, 2023, which was extended to February 11, 2024 pursuant to the terms of the Securities Purchase Agreement. Also on August 11, 2022, we issued a convertible promissory note (as subsequently amended and restated, the “Convertible Note”) to Aljomaih Automotive Co. (“Aljomaih”) with a principal amount of $20.0 million and a maturity date of August 11, 2025. See Note 8 - Convertible Notes in the accompanying unaudited condensed consolidated financial statements for more information.

As of September 30, 2024, the aggregate principal amount of $20.0 million was outstanding on the Convertible Note. The Convertible Debentures were fully repaid on December 4, 2023. We have used the net proceeds from the Convertible Debentures and the Convertible Note for operational liquidity, working capital and general and administrative expenses and expect similar uses of any remaining proceeds going forward.

Cash Flow Data
The following table provides a summary of cash flow data for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(52,093)	$(38,655)
Net cash provided by investing activities	51,176	50,851
Net cash used in financing activities	(1,537)	(27,509)
Net decrease in cash and cash equivalents	$(2,454)	$(15,313)
Cash Flow from Operating Activities
Our cash flow from operating activities is significantly affected by the growth of our business primarily related to operating expenses and working capital needs to support growth in inventory reserves and fluctuations in accounts payable and other current assets and liabilities.
Net cash used in operating activities was $52.1 million for the nine months ended September 30, 2024, primarily consisting of a net loss excluding non-cash expenses and gains of $19.6 million, and unfavorable net changes in operating assets and liabilities of $32.5 million primarily driven by higher accounts receivable and inventory.
Net cash used in operating activities was $38.7 million for the nine months ended September 30, 2023, primarily consisting of a net loss excluding non-cash expenses and gains of $43.6 million, partially offset by net changes in operating assets and liabilities of $5.0 million.

Cash Flow from Investing Activities
Net cash provided by investing activities was $51.2 million for the nine months ended September 30, 2024, due to $51.4 million net cash acquired in connection with the acquisition of ElectraMeccanica and net proceeds from sale of assets held for sale of $0.1 million partially offset by property and equipment purchases of $0.3 million.
Net cash provided by investing activities was $50.9 million for the nine months ended September 30, 2023, which primarily consisted of net proceeds from the sale of investments in marketable debt securities of $50.7 million and net proceeds from sale of assets held for sale of $1.3 million, offset by property and equipment purchases of $1.2 million.
Cash Flow from Financing Activities
Net cash used in financing activities was $1.5 million for the nine months ended September 30, 2024, which primarily related to (i) equipment lease principal payments of $1.7 million and (ii) taxes paid relating to net-settlement of stock-based awards of $0.9 million. This was partially offset by proceeds from net short-term insurance financing note activity of $1.1 million.
Net cash used in financing activities was $27.5 million for the nine months ended September 30, 2023, primarily related to (i) payments for convertible notes (including prepayment premium) of $25.0 million, (ii) equipment lease principal payments of $2.5 million, (iii) taxes paid relating to net-settlement of stock-based awards of $0.9 million, and (iv) outflow from net short-term insurance financing note activity of $0.3 million. This was partially offset by proceeds from issuance of common stock under the SEPA of $1.2 million.
Cash Conservation Measures

Management’s plans to improve our liquidity and working capital availability over the next twelve months include reducing operating costs in order to conserve financial resources. Accordingly, in the fourth quarter of 2024, we took the following measures:

•We completed a reduction in force (the “RIF”) pursuant to which we terminated approximately 26% of our total workforce. We do not expect to incur material costs in connection with the RIF.

•Certain of our senior executives have accepted temporary reductions in their annual base salaries, including our Chief Executive Officer and Chief Operating Officer who have volunteered to temporarily reduce their cash salaries by between approximately 20% and approximately 50%, effective October 28, 2024. See Part II, Item 5 Other Information of this Report for more information.

Management plans to continue to seek opportunities to reduce costs and, in particular, cash expenditures, in a manner intended to minimize their adverse impact on our core operations. However, there can be no assurance that the measures described above, or any other cost-cutting measures we may implement in the future, will be sufficient to address our immediate or longer-term liquidity and working capital needs. Moreover, it is possible that such measures will have an adverse effect on our operations (see Part II, Item 1A Risk Factors of this Report, under the caption “Our recent cost-cutting measures may not adequately reduce our operating costs or improve our operating margins, may lead to additional workforce attrition and may cause operational disruptions”).
Contractual Obligations and Commitments
We did not have any material contractual obligations or other commitments as of September 30, 2024, other than as disclosed in the 2023 Form 10-K, except the remaining obligations for operating leases acquired in connection with ElectraMeccanica acquisition aggregating $24.1 million.
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

Duty Drawback Receivables: Duty drawback is the recovery of tariffs paid for vehicles that we acquired as a result of the consummation of the Arrangement. The Company expects to recover some of the vehicle inventory value through crushing the vehicles to recover tariffs already paid. As of September 30, 2024, the Company estimates aggregate tariff recovery of approximately $2.7 million upon destruction of SOLO vehicles and submission of the related claim documents. As of June 30, 2024, the Company completed the crushing of the vehicles but, as of September 30, 2024, has not yet received any tariff recovery related to the destruction of SOLO vehicles.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out evaluations of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon each of their evaluations, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at the reasonable assurance level for the three months ended September 30, 2024, due to the material weaknesses in our internal control over financial reporting discussed below.

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
Remediation of Material Weakness in Internal Control Over Financial Reporting
In order to remediate the material weakness in internal control over financial reporting related to the ineffective operation of controls related to payroll, management is implementing financial reporting control changes. Management is implementing remediation steps to improve its disclosure controls and procedures and its internal control over financial reporting, including further documenting and implementing control procedures to address the identified risks of material misstatements, and implementing monitoring activities over such control procedures. We believe we are on schedule to remediate the material weakness during the year ended December 31, 2024. Remediation efforts to date include the following:

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

Other than our integration of the ElectraMeccanica business and the remediation efforts described above, there were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Additional equity financing may not be available on favorable terms or at all and, if available, could be dilutive to current stockholders. Our ability to access the SEPA is dependent on trading volumes and market price of our Common Stock. Furthermore, our ability to access the SEPA is limited to the extent of the 3,333,333 shares registered for resale pursuant to our Registration Statement on Form S-1, as amended by Post-Effective Amendment Number 1 thereto which was declared effective on September 10, 2024, and the satisfaction of other applicable conditions. Debt financing, if available, may involve restrictive covenants and dilutive financing instruments. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our Common Stock to decline. Moreover, $20.0 million aggregate principal amount of Convertible Notes will need to be repaid out of our available cash on August 11, 2025, unless converted, extended or refinanced.
Global general economic and political conditions, such as a potential recession, inflation, uncertain credit and global financial markets, including potential future bank failures, health crises, supply chain disruption, fuel prices, international currency fluctuations, changes to trade policies and tariffs, and geopolitical events such as local and national elections, corruption, political instability and tensions and acts of war or military conflict including repercussions of the wars between Russia and Ukraine and in Israel, terrorism, or tensions with China and related sanctions and export control restrictions, have and could continue to adversely impact our ability to raise additional funds, among other things.
Since inception, we financed our operations primarily from the sales of Common Stock, the Business Combination, the SEPA, the ElectraMeccanica acquisition and the issuance of debt. As of September 30, 2024, our principal sources of liquidity were cash and cash equivalents aggregating to $8.4 million (including cash acquired pursuant to the Arrangement with ElectraMeccanica, which closed on March 26, 2024).
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

Our recent cost-cutting measures may not adequately reduce our operating costs or improve our operating margins, may lead to additional workforce attrition and may cause operational disruptions.

In October 2024, we initiated a plan to reduce future operating expenses and improve cash flows through a reduction in force and a temporary reduction in cash salaries for certain senior executives. As part of this plan we made a reduction in our workforce of approximately 26% of our total employee base at the time of the announcement.

The charges and expenditures that we expect to incur in connection with these cost-cutting measures, and timing thereof, are subject to a number of assumptions, including local law requirements in various jurisdictions, and we may incur costs that are greater than we currently expect in connection with these activities. The cost-cutting measures may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, employee attrition beyond our intended reductions in force, and a reduction in morale among our remaining employees, all of which may have a material adverse effect on our business, results of operations or financial condition. Furthermore, these cost-cutting measures could place substantial demands on our management and remaining employees, which could lead to the diversion of attention from other business priorities. In addition, while we eliminated certain positions in connection with the reduction in force, certain functions necessary to our operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees or to external service providers, which could result in disruptions to our operations. We may also discover that the workforce reductions will make it difficult for us to pursue new opportunities and initiatives and require us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses. To compensate for reductions in salary for affected employees, we may incur additional unanticipated stock-based compensation expense and related dilution.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information

Temporary Modifications to Compensatory Arrangements with Certain Named Executive Officers

In connection with management’s efforts to reduce operating costs in order to conserve financial resources, Xos’s Chief Executive Officer and Chief Operating Officer accepted temporary reductions in their annual base salaries of approximately 50%, and Xos’s Chief Legal Officer accepted a temporary reduction in his annual base salary of approximately 20%, in each case effective as of October 28, 2024. The timing of any restoration of the base salaries will be based on evolving business and economic conditions and will be made in consultation with, and pursuant to the consent of, the Board of Directors.

Rule 10b5-1 Plan Adoptions and Modifications

Except as set forth in the following paragraph, during the fiscal quarter ended September 30, 2024, no director or officer adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined under Item 408(a) of Regulation S-K).

On September 12, 2024, Christen Romero, our Chief Legal Officer, entered into a Rule 10b5-1 trading arrangement (the “Romero Trading Arrangement”) with respect to the potential sale of up to an aggregate of 165,000 shares of Xos Common Stock, that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Orders under the Romero Trading Arrangement will be effective no earlier than December 12, 2024, and will be executed or cancelled by December 10, 2025 at the latest.

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

XOS, INC.
Date: November 14, 2024	By:	/s/ Dakota Semler
	Name:	Dakota Semler
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Liana Pogosyan
	Name:	Liana Pogosyan
	Title:	Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)