Form 10-K
period 2024-12-31
Xos, Inc.
filed 2025-03-31
CIK 1819493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $28.8 million based on the closing price reported for such date on the Nasdaq Capital Market. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 26, 2025, there were approximately 8,102,993 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the 2025 Annual Meeting of Stockholders, expected to be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

PART I
As used herein, “Xos”, the “Company,” “our,” “we,” or “us” and similar terms include Xos, Inc. (formerly known as NextGen Acquisition Corporation), together with its consolidated subsidiaries, unless the context indicates otherwise.
Glossary of Terms
Unless otherwise stated in this Report or the context otherwise requires, reference to:

•“Business Combination” means the Domestication, the Merger and the other transactions contemplated by the Merger Agreement, collectively;

•“Closing” means the closing of the Business Combination;

•“Common Stock” means the shares of common stock, par value $0.0001 per share, of Xos;

•“Convertible Note” means the convertible promissory note issued on August 11, 2022 and amended and restated on September 28, 2022, with a principal amount of $20.0 million and a maturity date of August 11, 2025.

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

•“Merger” means the merger of Merger Sub with and into Legacy Xos pursuant to the Merger Agreement, with Legacy Xos as the surviving company in the Merger and, after giving effect to such Merger, Legacy Xos becoming a wholly owned subsidiary of Xos;

•“Merger Agreement” means that certain Merger Agreement, dated as of February 21, 2021, as amended on May 14, 2021, by and among NextGen, Sky Merger Sub I, Inc., a Delaware corporation and direct wholly owned subsidiary of NextGen (“Merger Sub”), and Legacy Xos;

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

•“Private Placement Warrants” means the warrants to purchase shares of Common Stock originally issued in a private placement in connection with the initial public offering of NextGen;

•“Public Warrants” means the redeemable warrants to purchase shares of Common Stock at an exercise price of $345 per share originally issued in connection with the initial public offering of NextGen;

•“Warrants” means Private Placement Warrants and Public Warrants;

•“X-Platform” means our proprietary, purpose-built vehicle chassis platform;
•“Xos Energy Solutions™” means our charging infrastructure business through which we sell the Hub and have from time to time offered chargers, mobile energy storage and energy infrastructure services to accelerate client transitions to electric fleets; and

•“Xosphere™” means our proprietary fleet management platform.

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include those set forth in Item 1A. Risk Factors of this Report, which are summarized under the caption “Summary of Risk Factors,” immediately following this cautionary note. We encourage investors to review these risk factors.

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

Summary of Risk Factors
Our business is subject to a number of known and unknown risks, uncertainties and assumptions that could cause actual results to differ materially from those projected or otherwise implied by the forward-looking statements provided herein. Below we summarize what we believe are the principal risk factors relating to our business, but these risks are not the only ones that we face. You should carefully review and consider the full discussion of our risk factors set forth in Item 1A. Risk Factors of this Report, together with the other information in this Report. If any of the following risks actually occurs (or if any of those listed elsewhere in this Report occurs), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties of which we are unaware, or that we currently believe are not material, may also become important factors that adversely affect our business.

•There is substantial doubt about our ability to continue as a going concern through the next 12 months from the date of the consolidated financial statements in this Report.
•Our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of your investment.
•Our mix of offerings, such as the Xos Hub™ and Xosphere™, is novel in the industry and has yet to be tested in the long term.
•We are an early-stage company with a history of losses and may incur significant expenses and continuing losses for the foreseeable future.
•We have yet to achieve positive operating cash flow for a full year and, given our projected funding needs, our ability to generate or maintain positive cash flow is uncertain.
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
•We have incurred substantial debt, including $20 million principal amount of Convertible Note, together with accrued interest thereon, which is due August 11, 2025, which could impair our flexibility and access to capital and adversely affect our financial position, and our business would be adversely affected if we are unable to service our debt obligations and are subject to default.
•We have experienced and may in the future experience significant delays in the design, manufacturing and wide-spread deployment of our products.
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
•We derive a significant portion of our revenue from a small number of customers; if revenue derived from these customers decrease or the timing of such revenue fluctuates, our business and results of operations could be negatively affected.
•Our delay in providing sufficient charging solutions for our vehicles has resulted in the delay of the delivery of our vehicles to customers.

•We are dependent on our suppliers, some of which are limited source or single-source suppliers, and their inability or unwillingness to deliver necessary components and materials used in our products at prices and volumes, performance and specifications acceptable to us could harm our business.
•Our business and prospects depend significantly on our ability to build the Xos brand. We may not successfully establish, maintain and strengthen the Xos brand, and our brand and reputation could be harmed by negative publicity regarding Xos or our products.
•If we fail to manage our growth effectively, we may not be able to further design, develop, manufacture and market our products successfully.
•Our battery packs use lithium-ion battery cells, a class of batteries which have been observed to catch fire or vent smoke and flame.
•We have experienced, and may again experience increases in costs, disruption of supply or shortage of materials, in particular for lithium-ion battery cells, semiconductors and other key components.
•We rely on complex machinery for the manufacture of our products, which involves a significant degree of risk and uncertainty in terms of operational performance and costs.
•We may be unable to realize the opportunities expected from the acquisition of ElectraMeccanica Vehicles Corp. (“ElectraMeccanica”).
•We may face regulatory limitations on our ability to sell vehicles directly to consumers.
•Compliance obligations and/or the actual or perceived failure to comply with existing or future laws, regulations, contracts, self-regulatory schemes, standards, and other obligations related to data privacy and security (including security incidents) could harm our business.
•The performance characteristics of our products may vary, due to factors outside of our control, which could harm our ability to develop, market and deploy our products.
•We may have insufficient reserves to cover future warranty or part replacement needs or other vehicle, powertrain and battery pack repair requirements, including any potential software upgrades.
•We have experienced product recalls and may experience future product recalls.
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
•Our growth depends on the last-mile and return-to-base segment’s willingness to adopt electric vehicles.
•We have been and may continue to be impacted by macroeconomic conditions, including health crises, inflation, uncertain credit and global financial market, including potential bank failures, labor discord, supply chain disruption trade policies and tariffs, and geopolitical events, such as the ongoing conflicts between Russia and Ukraine and in the Middle East and political tensions with China.

Item 1. Business
Overview
Xos, Inc., together with its wholly owned subsidiaries (collectively, the “Company” or “Xos”) is a leading fleet electrification solutions provider committed to the decarbonization of commercial transportation. Xos designs and manufactures Classes 5 through 8 battery-electric commercial vehicles that travel on last-mile, back-to-base routes of up to 200 miles per day. Xos also offers, through Xos Energy Solutions™, mobile and fixed charging infrastructure products, such as the Xos Hub, and has from time to time offered services to support electric vehicle fleets. The Company’s proprietary fleet management software, Xosphere™, integrates vehicle operation and vehicle charging to provide commercial fleet operators a more seamless and cost-efficient vehicle ownership experience than traditional internal combustion engine counterparts. Xos developed its chassis (the “X-Platform”) and high-voltage architecture with a focus on the medium-duty commercial vehicle segment and, in particular, last-mile commercial fleet operations. Xos seeks to offer customers a suite of commercial products and services to facilitate electric fleet operations and seamlessly transition their traditional combustion-engine fleets to battery-electric vehicles.
On March 26, 2024, Xos completed the previously announced business combination involving ElectraMeccanica, whereby Xos acquired all of the issued and outstanding common shares of ElectraMeccanica (the “ElectraMeccanica Shares”) pursuant to a plan of arrangement (the “Plan of Arrangement”) under the Business Corporations Act (British Columbia) (the “Arrangement”) in accordance with the terms of an arrangement agreement entered into by Xos and ElectraMeccanica on January 11, 2024, as amended on January 31, 2024 (the “Arrangement Agreement”). Subject to the terms and conditions set forth in the Arrangement Agreement and the Plan of Arrangement, on March 26, 2024, each ElectraMeccanica Share outstanding immediately prior to the effective time of the Arrangement was converted automatically into the right to receive 0.0143739 of a share of Common Stock, for total consideration of 1,766,388 shares of Common Stock. See Note 5 — Acquisition of ElectraMeccanica in the accompanying consolidated financial statements for more information.
Our Products & Services
Xos Vehicles
Class 5-6 Medium Duty Rolling Chassis: We currently manufacture a Class 5-6 Medium Duty Rolling Chassis with multiple body options to address a range of customer applications. The modularity of our X-Platform chassis allows for numerous use cases and body configurations to satisfy customer demands. Today the most popular customer configurations utilizing our chassis include the following:
•Commercial Stepvans: Stepvan configurations are an attractive choice for our wide-range of parcel delivery, linen, and food & beverage customers.
•Armored Trucks: Armored truck configurations using our X-Platform are popular with Xos customers specializing in armored cash transport and logistics.
Xos Product Development: We are designing our next-generation chassis to reduce per-unit production costs, increase technological capabilities and improve total cost of ownership (“TCO”) for fleet operators. The next-generation chassis will continue to be designed for a wide range of use cases, including parcel delivery, uniform rental, and cash-in-transit industries.
Powered by Xos™
Our Powered by Xos™ business provides mix-use powertrain solutions for off-highway, industrial and other commercial equipment and specialty vehicles, such as school buses, medical and dental clinics, blood donation vehicles, and mobile command vehicles. Our powertrain offerings encompass a broad range of solutions, including high-voltage batteries, power distribution and management componentry, battery management systems, system controls, inverters, electric traction motors and auxiliary drive systems. We support some of the industry’s leading chassis manufacturers through Powered by Xos™, including Winnebago and Blue Bird.
Xos Energy Solutions™
Xos Energy Solutions™ is our charging infrastructure business through which Xos offers mobile and stationary multi-application chargers and mobile energy storage to accelerate client transitions to electric fleets. Xos Energy Solutions’ product and service offerings are aimed at maximizing incentive capture and reducing energy infrastructure installation times and costs.
In January 2024, Xos announced the next generation of the Xos Hub™ — a rapid-deployment mobile charger designed to expedite fleet transitions to electric vehicles. The next generation Xos Hub™ offers customers 280kWh of energy storage capacity and charging rates up to 320kW. The Xos Hub™ enables customers to simultaneously charge up to four electric vehicles with standard CCS1 connectors. Our mobile Xos Hub™ can be transported to various locations and provides an easy-to-install alternative to permanent DC fast charging infrastructure. The Xos Hub™ allows fleet operators the ability to rapidly deploy electric vehicles without an immediate need to install permanent charging infrastructure. Xos has made deliveries to several customers, including FedEx Ground, Xcel Energy, Florida Power & Light, Duke Energy, RKU Distributing and ABM Facility Solutions, and expects to deliver units to several other large fleets in the near future.
Xosphere™
Our fleet management platform—Xosphere™—interconnects vehicle, maintenance, charging, and service data to improve overall customer experience. The Xosphere™ aims to minimize electric fleet TCO through fleet management integration and predictive servicing data. Our comprehensive suite of tools allows fleet operators to (i) monitor vehicle and charging performance in real-time with in-depth telematics; (ii) reduce charging cost; (iii) optimize energy usage; and (iv) manage maintenance and service support with a single software tool. Xosphere™ also includes connection modules that feature over-the-air update capabilities through Xos’s cloud intelligence platform and feature remote diagnostics and maintenance services. Xosphere™ is compatible with Xos vehicles, powertrains, and charging solutions, regardless of the customer’s specific mix of products and services. As a result, Xos customers are empowered to cross-manage and optimize multiple Xos products with a single tool.
Technology Supporting Our Products & Services
Xos Vehicles & Powered by Xos™
Our proprietary X-Platform chassis serves as the foundation for all Xos vehicle products. Unlike traditional Class 5 and 6 platforms, our chassis was originally designed and modeled around a more robust Class 7 vehicle architecture. As a result, it was designed to feature sturdier and larger frame rails, a reinforced suspension system, and enhanced durability for demanding commercial use cases. We believe this rugged design provides superior strength and reliability, making it well-suited for a wide range of vehicle body integrations and last-mile applications.
Over the past several years, we have worked to improve to the high-voltage system architecture of our vehicles. These modifications have led to substantial weight savings — eliminating hundreds of pounds in cabling, mounting brackets, and redundant components — while improving both serviceability and durability. Our streamlined architecture now contains nearly all high-voltage cables, wiring harnesses, and sensitive electronic components within protective structures or fully enclosed frame rails, aimed at increasing the resilience of our vehicles in real-world fleet operations.
All Xos vehicles utilize lithium iron phosphate (LFP) battery packs, which are the most widely adopted chemistry in commercial electric vehicles globally. These batteries are sourced through industry-leading partners in order to deliver consistent performance and long cycle-life for our customers. Compared to alternatives like nickel manganese cobalt (NMC) batteries, LFP batteries contain significantly fewer rare earth and conflict minerals, which we believe results in a more resilient supply chain and better long-term cost performance. We believe this supports Xos’s commitment to deliver durable, high-quality electric vehicles while continually driving down total cost of ownership for our customers.
Vehicle Control Software
We designed and developed on-board vehicle control software to leverage third-party software and integrate our proprietary powertrain controls, body controls, instrument cluster, infotainment and Xosphere™ software.

•Powertrain controls. Our powertrain controls include, but are not limited to, torque arbitration and power state management, thermal management for our powertrain and high-voltage battery systems, advanced driver assistance and safety and charging system communication and controls.
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
Energy & Infrastructure
In order to accelerate the adoption of electric trucks across all sectors, Xos has a sales force specialized in charging infrastructure installations to facilitate fleet electrification. Our energy sales representative is able to assist customers throughout the entire infrastructure design and installation process, including project management, permitting consultation, and funding options upon request.
Powered by Xos™
Armed with in-depth expertise and technology designed for commercial fleet electrification, Xos actively pursues opportunities to supply original equipment manufacturers (“OEMs”) with powertrain kits as first-fit solutions to electrify commercial vehicle offerings from makers of other equipment such as recreational vehicles, buses, forklifts, and other commercial vehicles.
Customers
In addition to large-scale national accounts with globally recognized commercial fleet operators, we deliver vehicles directly to small- and medium-sized fleets via our in-house sales representatives and established distribution and channel partners. Such accounts include independent service providers, which fulfill last-mile routes for enterprise partners. We have also entered into robust partnerships with established distributors to facilitate service for commercial fleets. During the year ended December 31, 2024, three customers accounted for 13%, 11% and 10%, respectively, of the Company’s revenue.
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
In addition to competition from traditional diesel OEMs, we face competition from disruptive vehicle manufacturers that are developing alternative fuel and electric commercial vehicles, such as Rivian and Harbinger.
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
We believe that we compete favorably with our competitors on the basis of these factors; however, our competitors may be able to deploy greater resources to the design, development, manufacturing, distribution, promotion, sales, marketing and support of their alternative fuel and electric vehicle and energy service programs. These competitors also compete with us in recruiting and retaining qualified research and development, engineering, sales, marketing, corporate and management personnel, as well as in acquiring technologies complementary to, or necessary for, our products and services. Additional mergers and acquisitions may result in even more resources being concentrated with our competitors.
Service & Maintenance
We continue to grow our service network with added Xos field service technicians nationwide. Our robust network of mobile technicians, third-party service partners, and full line dealer partnerships continues to support our ability to provide customers with comprehensive after-sales services to ensure maximum uptime and minimal operational disruption.
Manufacturing & Supply Chain
Manufacturing
Xos assembles our electric chassis platform, the X-Platform, starting the process with marrying frame rails and cross members, all the way to the final stage testing of a fully powered electric chassis which is then shipped to a body upfit partner. The Byrdstown, Tennessee plant is capable of producing our chassis, battery systems and Hub, and conducting certain prototyping and powertrain installation services.
In addition to our manufacturing facility in Tennessee, we maintain vehicle-servicing capabilities and conduct ongoing research and development activities in our Los Angeles, California facility.
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
We are increasingly subject to varying and sometimes conflicting rules, tariffs, and import restrictions that can change with little notice. These regulatory changes may impact our ability to continue sourcing components from certain regions or accessing key suppliers. See “Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, could adversely affect our business, prospects, financial condition and operating results,” in Part I, Item 1A “Risk Factors” of this Report.
Governmental Programs, Incentives & Regulations
Our business is impacted by various government programs, credits, incentives and policies. Our business and products are also subject to numerous governmental regulations that vary among jurisdictions. Electric vehicle and charging infrastructure demand has been spurred by government incentives and regulations at federal, state and local levels. Government agencies around the world are expected to continue providing incentives for the purchase of electric vehicles and charging infrastructure, and regulations may be introduced to reduce emissions and encourage the use of clean energy vehicles. However, any reduction or elimination of government programs, incentives or credits because of policy changes, the reduced need for such programs due to the perceived success of the electric vehicle, fiscal tightening or other reasons may result in the diminished competitiveness of the electric vehicle industry, which would adversely affect our business.
Governmental regulations regarding the manufacture, sale and implementation of products and systems similar to ours are subject to future change. We cannot predict what impact, if any, such changes may have on our business.
Programs & Incentives
Electric Vehicle Tax Credits
On August 16, 2022, the Inflation Reduction Act of 2022 (“Inflation Reduction Act”) was enacted into law and is effective for taxable years beginning after December 31, 2022, and remains subject to future guidance releases. The Inflation Reduction Act includes multiple incentives to promote clean energy, electric vehicles, battery and energy storage manufacture or purchase, including through providing tax credits to consumers. For example, qualifying Xos customers may be eligible to receive up to $40,000 per vehicle in federal tax credits for the purchase of qualified electric vehicles in the U.S. through 2032. However, recent developments suggest that certain provisions, including the commercial clean vehicle tax credit, may be subject to early phase-out or revision depending on forthcoming budgetary or legislative changes. See “The unavailability, reduction or elimination of government and economic incentives could have a material adverse effect on our business, prospects, financial condition and operating results” in Part I, Item 1A “Risk Factors” of this Report.
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
Notable for Xos customers is the California Hybrid and Zero-Emission Truck and Bus Voucher Incentive Project (“HVIP”), which provides point-of-sale vouchers for certain qualifying zero-emission vehicles (“ZEVs”). Under HVIP, dealers and fleet operators may request vouchers from HVIP on a first-come first-serve basis, up to the funding amount available for that year, to reduce the cost of purchasing hybrid and zero-emission medium- and heavy-duty trucks and buses. Voucher amounts vary depending on a range of factors, such as the type of vehicle, the location where the vehicle is operated, and the number of vehicles sold. To qualify for HVIP, dealers are required to complete extensive training, initiate and complete applications for each sales order, and complete the voucher redemption process upon delivery to the end-user. Xos customers have significantly benefited from the California HVIP program. Approximately 200 Xos vehicles delivered through December 31, 2024 have been subsidized by HVIP, and HVIP funding is being secured for many more Xos vehicle deliveries and orders.
Infrastructure Incentives
A number of states and municipalities also offer incentive programs to encourage the installation of charging infrastructure for electric vehicles. Eligibility for and the magnitude of incentives varies based on individual charging capabilities and other factors.
Emissions Credit Programs
California has greenhouse gas emissions standards that closely follow the standards of the U.S. Environmental Protection Agency (“EPA”). The registration and sale of ZEVs in California could earn Xos ZEV credits that Xos could in turn sell to traditional OEMs looking to offset emissions from their traditional internal combustion engine vehicles in order to meet California’s emissions regulations. Other U.S. states have adopted similar standards including Colorado, Connecticut, Delaware, Maine, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New Mexico, New York, Oregon, Rhode Island, Vermont, Washington, and the District of Columbia. We may take advantage of these regimes by registering and selling ZEVs in these other U.S. states.
ZEV credits in California are calculated under the ZEV regulation and are paid in relation to ZEVs sold and registered in California including battery electric vehicles and fuel cell electric vehicles. The ZEV program assigns ZEV credits to each vehicle manufacturer. Vehicle manufacturers are required to maintain ZEV credits equal to a set percentage of non-electric vehicles sold and registered in California. Each vehicle sold and registered in California earns a number of credits based on the drivetrain type and the all-electric range of the vehicle under the Urban Dynamometer Driving Schedule Test Cycle.

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
We are also required to comply with other federal laws and regulations administered by NHTSA, as well as Federal Motor Carrier Safety Regulations, Federal Highway Administration requirements, and standards set forth by the EPA.
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
Battery Safety & Testing
Our battery packs are required to conform to mandatory regulations that govern transport of “dangerous goods,” defined to include lithium-ion batteries, which may present a risk in transportation. The governing regulations, which are issued by the

Pipeline and Hazardous Materials Safety Administration, are based on the United Nations Recommendations on the Safe Transport of Dangerous Goods Model Regulations and related U.N. Manual Tests and Criteria. The regulations vary by mode of shipping transportation, such as by ocean vessel, rail, truck or air. We use lithium-ion cells in the high voltage battery packs in our vehicles. The use, storage, and disposal of our battery packs is regulated under U.S. federal law. Our battery packs conform to such “dangerous goods” shipping standards at a cell level.
Regulations in Canada
Our vehicles available for sale in the Canadian market are subject to environmental and safety certifications administered by the appropriate Canadian regulatory authorities, including, but not limited to the Canada Motor Vehicle Safety Standards, which is administered by Transport Canada. Air quality standards are administered by Environment Canada, which accepts U.S. EPA certification. Unlike the United States, there are no impediments to a manufacturer applying for and receiving a dealer license to perform sales and services, however, we must obtain the necessary provincial licenses to enable sales and services in each location.
Seasonality
Historically, the automotive industry has experienced higher revenue in the spring and summer months. Additionally, we expect volumes of commercial vehicle sales to be less in the winter months as many customers shift focus to executing high-volume holiday deliveries. A significant portion of our customers operate in the parcel and delivery segment which has a “peak season” between the Thanksgiving and Christmas holidays, resulting in preparatory fleet expansions leading into such period followed by declined new vehicle purchases thereafter.
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
As of December 31, 2024, we had eight awarded U.S. patents. We pursue the registration of our domain names and material trademarks and service marks in the United States. In an effort to protect our brand, as of December 31, 2024, we had 23 pending or approved U.S. trademark applications.
We regularly review our development efforts to assess the existence and patentability of new inventions, and we are prepared to file additional patent applications when we determine it would benefit our business to do so.
Facilities
Our headquarters are located in an 85,142 square foot facility in Los Angeles, California, where we perform executive and administrative functions and service our vehicles and systems, among other things. We entered a new lease agreement for the facility with the landlord in August 2021, the term of which commenced on January 1, 2022, and will terminate on January 31, 2027, unless amended and/or extended. On June 20, 2024, we entered into an agreement to sublease a portion of our Los Angeles facility, effective as of July 1, 2024. We recognize a monthly income of $43,000 (including common area maintenance) over the lease term.

We also have a manufacturing facility located in Byrdstown, Tennessee that utilizes the facilities of Fitzgerald Manufacturing Partners, LLC, the largest manufacturer of glider kits in the United States. We lease two properties in Byrdstown subject to leases that expire in 2026 and 2027.

We became the lessee of certain properties in our acquisition of Electrameccanica, including a 235,094 square foot manufacturing facility in Mesa, Arizona and a 17,980 square foot service and distribution center in Huntington Beach, California, under leases expiring in 2033 and 2027, respectively.

Human Capital
People Strategy and Governance
We firmly believe an integral part of our growth story is through elevating the most important asset we have: our people. By focusing on the fundamentals of our people strategy, leadership, culture and talent, we remain strong, adaptive, innovative, and well-equipped to respond to the ever-changing commercial vehicle landscape. Our People Operations team is and will be responsible for our human capital policies and strategies and their collective recommendations to our Chief Executive Officer and key leadership members allow us to proactively manage our human capital and care for our employees in a manner that is consistent with our values.
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
Talent Attraction, Growth, and Capability Assessment
We seek to leverage best practices in assessments and talent management to strengthen and expand our current capabilities and future pipeline while reinforcing a culture of belonging, empowerment, and innovation. We also aim to create targeted learning experiences, democratizing learning and career development opportunities across the organization, and empowering employees to design their own career paths with skill development targeted for the roles of today and the future.
We believe the extent to which our leaders are equipped to care for, inspire, and empower our people plays a vital role in our strategy. Our set of leadership standards outlines clear expectations for our leaders: that they regularly connect with team members, spend time teaching and coaching, and champion their team’s career development. We are committed to helping our leaders strengthen these capabilities with dedicated learning paths and non-traditional learning opportunities.
Employee Well-Being Initiatives
We strive for an holistic approach to well-being that encompasses the financial, social, mental/emotional, physical, and professional needs of our employees. Foundational to our well-being philosophy is providing a broad array of resources and solutions to educate employees and build capability and support for meeting individual well-being needs and goals.
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
Employment Data
As of December 31, 2024, we had 109 full-time employees and 21 contractors, down from 161 full-time employees and 25 contractors at the prior year-end, due in part to a reduction in force completed in October 2024. We have not experienced any work stoppages and consider our relationships with our employees to be good. None of our employees are subject to a collective bargaining agreement or represented by a labor union.
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
Available Information (Website)
The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Sections 13(a) and 15(d) of the “Exchange Act”, are available, free of charge, on our Investor Relations website at https://www.xostrucks.com/investor-overview as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website at https://www.sec.gov that contains reports, proxy, information statements and other information regarding registrants that file electronically with the SEC. We use our Investor Relations website as a means of disclosing material information. Accordingly, investors should monitor our Investor Relations website, in addition to following our press releases, SEC filings, and public conference calls and webcasts. The information provided on, or accessible through, our Investor Relations website is not a part of this Annual Report on Form 10-K, nor is such information incorporated by reference herein, and such information should not be relied upon in determining whether to make an investment in our common stock.

Item 1A.    Risk Factors
RISK FACTORS

Investing in our securities involves risks. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed above under “Cautionary Note Regarding Forward-Looking Statements,” you should carefully consider the risks and uncertainties set forth herein as well as the other information in this Report, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below, or of additional risks and uncertainties not presently known to us or that we currently deem immaterial, could materially and adversely affect our business, growth prospects, financial condition, liquidity and results of operations. As a result, the market price of our securities could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described in this Report are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business.
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

Additional equity financing may not be available on favorable terms or at all and, if available, could be dilutive to current stockholders. Our ability to access the SEPA (as defined below) is not available unless and until a post-effective amendment to the Registration Statement on Form S-1 filed on July 27, 2023 is filed with the SEC and declared effective and other applicable conditions are met. Moreover, such registration statement only registers the resale of 3,333,333 shares of Common Stock, which is insufficient for us to fully utilize the remaining commitment under the SEPA, given the current market price of our Common Stock. Furthermore, unless extended by mutual agreement of the parties, the SEPA is scheduled to terminate on February 11, 2026. Debt financing, if available, may involve restrictive covenants and dilutive financing instruments. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our Common Stock to decline. Moreover, the Convertible Note (as defined below) in the principal amount of $20.0 million will need to be repaid out of our available cash on August 11, 2025, unless converted, extended or refinanced.
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
Since inception, we financed our operations primarily from the sales of shares of Common Stock, the Business Combination, the SEPA, the ElectraMeccanica acquisition and the issuance of debt. As of December 31, 2024, our principal sources of liquidity were cash and cash equivalents aggregating to $11.0 million (including cash acquired pursuant to the Arrangement with ElectraMeccanica, which closed on March 26, 2024).
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
If capital is not available to us when, and in the amounts, needed, we could be required to delay, scale back, or abandon some or all of our operations and development programs, which would materially harm our business, financial condition and results of operations. The result of our Accounting Standards Codification (“ASC”) Subtopic 205-40, Presentation of Financial Statements—Going Concern (“ASC 205-40”) analysis, due to uncertainties discussed above, is that there is substantial doubt about our ability to continue as a going concern through the next 12 months from the date of the consolidated financial statements in this Report. Our consolidated financial information does not include any adjustments that might result from the outcome of this uncertainty.
Our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of your investment.
We face risks and difficulties as an early-stage company with a limited operating history. If we do not successfully address these risks, our business, prospects, financial condition and operating results may be materially and adversely affected. Xos Fleet, Inc. (“Legacy Xos”) was originally incorporated as a California corporation in October 2015 and converted into a Delaware corporation in December 2020. As further described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Combination and Public Company Costs,” the Business Combination (as defined therein) was completed in August 2021. We have a very limited operating history on which investors can base an evaluation of our business, prospects, financial condition and operating results. We intend to derive our revenue from the sale of our products and services. There can be no assurance that we will be able to retain existing or secure future business with customers.
We derive a significant portion of our revenue from a small number of customers; if revenue derived from these customers decrease or the timing of such revenue fluctuates, our business and results of operations could be negatively affected.
We currently derive a significant portion of our revenue from a small number of customers, and this trend may continue for the foreseeable future. During the year ended December 31, 2024, three customers accounted for 13%, 11%, and 10%, respectively, of the Company’s revenue. The loss of any one of our significant customers, a reduction in the purchases of our products by such customers or the cancellation of significant purchases by any of these customers would reduce our revenue and could harm our ability to achieve or sustain expected results of operations, and a delay of significant purchases, even if only temporary, would reduce our revenue in the period of the delay. Any such reduction in revenue may also impact our cash resources available for other purposes, such as research and development.
We may not be able to successfully engage target customers or convert early trial deployments with commercial fleets into material orders or additional deployments in the future.
Our success, and our ability to increase revenue and operate profitably, depends in part on our ability to identify target customers and to convert early trial deployments with commercial fleets into orders or additional deployments in the future. Our vehicles have been delivered to certain customers on an early trial deployment basis, where such customers have the ability to evaluate whether these vehicles meet such customers’ performance and other requirements before committing to material orders or additional deployments in the future. If we are unable to meet customers’ performance requirements or industry specifications, identify target customers, convert early trial deployments in commercial fleets into material orders or obtain additional deployments in the future, our business, prospects, financial condition and operating results may be materially and adversely affected.
Our mix of offerings, such as the Xos Hub and Xosphere™, is novel in the industry and has yet to be tested in the long term. Any failure to commercialize our strategic plans could have a material adverse effect on our operating results and business, harm our reputation and could result in substantial liabilities that exceed our resources.
We have certain offerings, such as the Xos Hub and Xosphere™, that are novel in the industry and subject us to substantial risk given the significant expenditures required before receipt of substantial revenue. These offerings have limited operating histories and have yet to be tested on a large scale. Demand for these offerings may not ultimately meet expectations and/or products and services in development may never become commercially available, either of which may have a material adverse effect on our business, prospects, financial condition and operating results.
New services and products ordinarily encounter difficulties, many of which are beyond our control, including substantial risks and expenses in the course of establishing or entering new markets, organizing operations and undertaking marketing activities. We may also encounter unforeseen expenses, difficulties or delays in connection with developing such services and products, including, but not limited to, those related to providing energy services and related infrastructure, providing financing options, increasing service personnel and supplying insurance and other risk products. The likelihood of our success with offerings such as the Xos Hub and Xosphere™ must be considered in light of these risks and expenses, potential complications or delays and the competitive environment in which we operate. Therefore, there can be no assurances that our business plan will prove successful. We may not be able to generate significant revenue or operate profitably, which may have a material adverse effect on our business, prospects, financial condition and operating results.
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
We have entered and may continue to enter into agreements, purchase orders, letters of intent and memorandums of understanding (“MOUs”) or similar agreements for the sale of our products that include various cancellation rights in favor of the customer. For example, we have entered into binding distribution and purchase agreements for the purchase of vehicles; however, they are subject to the further entry into a definitive agreement with final pricing, warranty coverage and other terms. These purchase obligations may also be canceled by the customer with six months’ written notice. As a result, we cannot assure that we will be able to enter into a definitive agreement or that our customers will not exercise their cancellation rights. In addition, we have entered and may continue to enter into purchase orders, letters of intent and memorandums of understanding or similar agreements that are not binding on our customer and may also be subject to modification and cancellation provisions. Any of these adverse actions related to these agreements, purchase orders, letters of intent, memorandums of understanding or any future customer contracts could harm our business, prospects, financial condition and operating results.
The commercial vehicle market is highly competitive, and we may not be successful in competing in this industry.
We face intense competition in bringing our products to market. We face competition from many different sources in the commercial vehicle market for medium- and heavy-duty last-mile and return-to-base segments, including existing major commercial vehicle OEMs, such as Daimler, Ford, General Motors, Navistar, Paccar, and Volvo, as well as new companies that are developing alternative fuel and electric commercial vehicles. Many of our current and potential competitors, including Rivian and Harbinger, may have significantly greater financial, technical, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products, including their vehicles. Additionally, our competitors may also have greater name recognition, longer operating histories, larger sales forces, broader customer and industry relationships and greater resources than we do. These competitors also compete with us in recruiting and retaining qualified research and development, sales, marketing and management personnel, as well as in acquiring technologies complementary to, or necessary for, our products. Future mergers and acquisitions activity may result in even more resources being concentrated with our competitors. In addition, we also compete with manufacturers of vehicles with internal combustion engines. There are no assurances that customers will choose our vehicles over those of our competitors, or battery-electric over internal combustion engine vehicles. We expect additional competitors to enter the industry as well.
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
The last mile and return to base segment and our technology are rapidly evolving and may be subject to unforeseen changes which could adversely affect the demand for our vehicles and other products.
The last mile and return to base segment is rapidly evolving and we may be unable to keep up with changes in electric vehicle technology or alternatives to electricity as a fuel source and, as a result, our competitiveness may suffer. Developments in technology or alternative technologies, such as advanced diesel, ethanol, hybrids, fuel cells, or compressed natural gas, or improvements in the fuel economy or emissions profile of the internal combustion engine, may materially and adversely affect our business and prospects in ways we do not currently anticipate. As technologies evolve, particularly battery cell technology, we plan to release refreshed versions of our vehicles, which may also negatively impact the adoption of our existing products. For example, we have largely retired the Lyra™ battery technology from production. A relatively small number of Lyra™ batteries may still be used in certain Powered By Xos™ use cases and for service. Any failure by us to successfully react to changes in existing technologies could materially harm our competitive position and growth prospects.
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
We have entered into MOUs with certain key manufacturers, suppliers and development partners to form strategic alliances with such third-parties, and may in the future enter into additional strategic alliances or joint ventures or minority equity investments, in each case with various third-parties for the manufacture of our products. There is no guarantee that any of our MOUs will lead to any binding agreements or lasting or successful business relationships with such key suppliers and development partners. If these strategic alliances are established, they may subject us to several risks, including risks associated with sharing proprietary information, non-performance by the third-party and increased expenses in establishing new strategic alliances, any of which may materially and adversely affect our business. We may have limited ability to monitor or control the actions of these third-parties and, to the extent any of these strategic third-parties suffer negative publicity or harm to their reputation from events relating to our business, we may suffer negative publicity or harm to our reputation by virtue of our association with any such third-party.
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
We may not be able to accurately plan our production, which may result in us carrying excess and/or obsolete raw material inventory.
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
Our future business model depends in large part on our ability to execute our plans to design, develop, manufacture, market, deploy and service our products at scale, which will require significant capital expenditures. We also retain third-party vendors and service providers to engineer, design, develop, test and manufacture some of the critical systems and components of our products. While this approach allows us to draw upon such third-parties’ industry knowledge and expertise, there can be no assurance such systems and components will be successfully developed to our specifications or delivered in a timely manner to meet our program timing requirements.
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
We do not know whether we will be able to develop efficient, automated, low-cost manufacturing capabilities and processes that will enable us to meet the quality, price, engineering, design and manufacturing standards, as well as the manufacturing volumes, required to successfully mass market our products. Even if we are successful in developing high volume manufacturing capabilities and processes, we do not know whether we will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors or force majeure events, meets our product commercialization and manufacturing schedules and satisfies the requirements of customers and potential customers. If we were to experience delays, disruptions, capacity constraints or quality control problems in manufacturing operations, product shipments could be delayed or rejected and our customers could consequently elect to change product demand. These disruptions could negatively impact our revenue, competitive position and reputation.
Our manufacturing facilities and the equipment used to manufacture our products would be costly to replace and could require substantial lead time to replace and qualify for use. Our manufacturing facilities may be harmed or rendered inoperable by natural or man-made disasters, including, war, military conflicts, earthquakes, flooding, fire and power outages, or by health crises, which may render it difficult or impossible for us to manufacture our products for some period of time. The inability to manufacture our products, or the backlog that could develop if our manufacturing facilities are inoperable for even a short period of time, may result in the loss of customers or harm our reputation and have a negative impact on our operating results.
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
We are dependent on our suppliers, some of which are limited source or single-source suppliers, and the inability or unwillingness of these suppliers, due to increased demand or other factors, to deliver necessary components and materials used in our products at prices, timelines, volumes, performance and specifications acceptable to us, could have a material adverse effect on our business, prospects, financial condition and operating results.
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
We may become dependent on a single source third-party supplier of battery packs. The inability or unwillingness of such single source third-party supplier to deliver battery packs at prices, timelines, volumes, performance and specifications acceptable to us would likely have a material adverse impact on our business, prospects, financial condition and operating results.
Generally, if we are unable to obtain components and materials from our suppliers or if our suppliers decide to create or supply competing products, our business could be adversely affected. We have less negotiating leverage with suppliers than larger and more established automobile manufacturers and may not be able to obtain favorable pricing and other terms for the foreseeable future. While we believe that we can establish alternate supply relationships and can obtain or engineer replacement components for our limited source components, we may be unable to do so in the short term, or at all, at prices, volumes or quality levels that are favorable to us. In addition, if these suppliers experience financial difficulties, cease operations, or otherwise face business disruptions, we may be required to provide substantial financial support to ensure supply continuity or take other measures to ensure components and materials remain available. Any disruption could affect our ability to deliver products and could increase our costs, which could have a material adverse effect on our business, prospects, financial condition and operating results.
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
We have, and may again experience increases in costs, disruption of supply or shortage of materials, in particular for lithium-ion battery cells, semiconductors and other key components, which have harmed and could continue to harm our business.

We and our suppliers have experienced, and may continue to experience, increases in the cost of, or a sustained interruption in the supply or shortage of, components and materials. Any such cost increase, supply interruption or shortage could materially and negatively impact our business, prospects, financial condition and operating results. We and our suppliers use various materials in our respective businesses and products, including for example lithium-ion battery cells and steel, and the prices for such components and materials fluctuate. Additionally, the available supply of such components and materials are and may continue to be unstable, depending on market conditions and global demand, including as a result of increased production of electric vehicles and battery packs by us and our competitors, and could adversely affect our business and operating results. For instance, we are exposed to multiple risks relating to lithium-ion battery cells. These risks include:
•an increase in the cost, or decrease in the available supply, of materials used in our battery packs;
•disruption in the supply of battery cells due to quality issues or recalls by battery cell manufacturers; and
•fluctuations in the value of any foreign currencies in which battery cell and related raw material purchases are or may be denominated against the U.S. dollar.
Our business is dependent on the continued supply of lithium-ion battery cells for the battery packs used in our vehicles and powertrains. Any disruption in the supply of battery cells could disrupt production of our products. We heavily rely on international shipping to transport battery packs and the components and materials used in our proprietary battery packs from our suppliers. Delays due to congestion in west coast ports have caused, and may in the future cause, us to use more expensive air freight or other more costly methods to receive components and materials. Furthermore, fluctuations or shortages in petroleum and other economic conditions have caused, and may in the future cause, us to experience significant increases in freight charges and material costs.
Additionally, we and other vehicle manufacturers that utilize integrated circuits have been negatively impacted by shortages of semiconductors. A combination of factors, including increased demand for consumer electronics, automotive manufacturing shutdowns due to the COVID-19 pandemic, the rapid recovery of demand for vehicles and long lead times for wafer production, have contributed to the shortage of semiconductors. A shortage of semiconductors or other key components or materials could cause a significant disruption to our production schedule. If we are unable to obtain sufficient semiconductors or other key components or materials that have experienced or may experience shortages, or if we cannot find other methods to mitigate the impact of any such shortage, then our financial condition and results of operations may be materially and adversely affected.
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
Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining permits, damage to or defects in electronic systems, industrial accidents, fire, seismic activity and natural disasters. Should operational risks materialize, it may result in the personal injury to or death of workers, the loss of manufacturing equipment, damage to manufacturing facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs, reputational damage and potential legal liabilities, all which could have a material adverse effect on our business, prospects, financial condition or operating results.
Furthermore, manufacturing technology may evolve rapidly, and we may decide to update our manufacturing processes more quickly than expected, which may result in material increases in our expenses and/or capital expenditures. Moreover, as we scale the commercial production of our vehicles, our experience has caused, and may in the future cause, us to discontinue the use of already installed equipment in favor of different or additional equipment. The useful life of any equipment that would be retired early as a result would be shortened, causing the depreciation on such equipment to be accelerated, and our results of operations could be negatively impacted.

Our delay in providing sufficient charging solutions for our vehicles has resulted in the delay of the delivery of vehicles to customers.
Our delay in providing sufficient charging solutions for our vehicles has resulted in the delay of the delivery of vehicles to customers. Demand for our vehicles and the customer’s willingness to take delivery depends in large part on the availability of charging infrastructure. Most vehicles in our targeted segments operate on last-mile routes that generally return to base hubs on a daily basis, and fleet operators may choose to purchase fewer Xos vehicles, or none at all, if they are unable to install sufficient dedicated charging infrastructure. We have experienced customers delaying or declining delivery of vehicles due to a lack of charging infrastructure. Our charging solutions now being offered, including the Hub may not be sufficient to meet customer needs. Our efforts to install, configure and implement dedicated charging solutions have been affected by numerous factors, such as;
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
In addition, while the prevalence of public charging stations and third-party charging networks generally has been increasing, charging station locations are significantly less widespread than gas stations. Moreover, the charging bays at such stations or networks may (i) have limited availability, (ii) be unable to accommodate commercial electrical vehicles such as our products, and/or (iii) feature charging times that are unacceptable to our customers. Any failure of public charging stations or third-party charging networks to meet customer expectations or needs, including quality of experience, could impact the demand for electric vehicles, including ours.
Our business and prospects depend significantly on our ability to build the Xos brand. We may not successfully establish, maintain and strengthen the Xos brand, and our brand and reputation could be harmed by negative publicity regarding Xos or our products.
Our business and prospects are heavily dependent on our ability to develop, maintain and strengthen the Xos brand. If we do not establish, maintain and strengthen our brand, we may lose the opportunity to build a critical mass of customers, and our business, prospects, financial condition and operating results may be materially and adversely affected.
Promoting and positioning our brand will likely depend significantly on our ability to provide high-quality products and engage with our existing and potential customers as intended, and we have limited experience in these areas. In addition, our ability to develop, maintain and strengthen the Xos brand will depend heavily on the success of our customer development and branding efforts. Our target customers may be reluctant to acquire products from a new and unproven company such as Xos. In addition, our novel technology and design may not align with target customer preferences. If we do not develop and maintain a strong brand, our business, prospects, financial condition and operating results will be materially and adversely impacted.
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
In addition, from time to time, products may be evaluated and reviewed by third-parties. Any negative reviews or reviews which compare us unfavorably to competitors could adversely affect customer perception of our products.
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
•expanding our product offering across products, as well as services such as energy services and Xosphere™;
•controlling expenses and investments in anticipation of expanded operations;
•establishing or expanding design, research and development, manufacturing, sales and service facilities;
•implementing and enhancing administrative infrastructure, systems and processes; and
•expanding into new markets.
As of December 31, 2024, we had 109 full-time employees and 21 contractors. We intend to strategically hire personnel across a variety of functions as business needs arise. However, we may have difficulties hiring qualified personnel at times, such as during challenging labor markets. Because our vehicles and powertrains are based on a different technology platform than traditional internal combustion engines, individuals with sufficient training and experience in alternative fuel technologies may not be available to hire, and as a result, we may need to expend significant time and expense training newly hired employees. Competition for individuals with experience designing, manufacturing and servicing vehicles and powertrains and their software is intense, and we may not be able to attract, integrate, train, motivate or retain sufficient highly qualified personnel. The failure to attract, integrate, train, motivate and retain these additional employees could seriously harm our business, prospects, financial condition and operating results.
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
In addition, our products may contain defects in design and manufacturing that may cause them not to perform as expected or may require repair. We currently have a limited frame of reference by which to evaluate the performance of our products upon which our business prospects depend. There can be no assurance that we will be able to detect and fix any defects in our products. Our products may not perform consistent with customers’ expectations or on par with those of our competitors. See “—Risks Related to the Design, Supply and Manufacturing of our Products—We have experienced product recalls and may experience future product recalls, that could materially and adversely affect our business, prospects, financial condition and operating results.”
If the average performance of our products, including the usable life of a battery pack or energy system, is below expectations, or if there are product defects or any other failure of our products to perform as expected, our reputation could be harmed, which could result in adverse publicity, lost revenue, delivery delays, product recalls, product liability claims and significant warranty and other expenses and could have a material adverse impact on our business, prospects, financial condition and operating results.
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
Customers may be less likely to purchase our products if they do not believe that our business will succeed or that our service and support and other operations will continue in the long term. Similarly, suppliers and other third-parties may be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed. Accordingly, in order to build and maintain our business, we must maintain confidence among customers, suppliers, analysts and other parties in our products, long-term financial viability and business prospects. Maintaining such confidence may be particularly challenging due to certain factors, including those that are largely outside of our control, such as our limited operating history, customer unfamiliarity with our products, any delays in scaling manufacturing, delivery and service operations to meet demand, competition, uncertainty regarding the future of electric vehicles (including our vehicles), our manufacturing and sales performance compared with market expectations and any negative publicity with respect to us, our competitors or the industry.
We have limited experience servicing our products and our integrated software. If we or our partners are unable to adequately service our products and integrated software, our business, prospects, financial condition and operating results may be materially and adversely affected.
Servicing electric vehicles is different than servicing vehicles with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques. We have partnered with third-parties to perform certain servicing services on our vehicles, but our current or future third-party vehicle servicers may initially have limited experience in servicing vehicles like ours. There can be no assurance that our service arrangements will adequately address the service requirements of our customers to their satisfaction, or that we and our servicing partners will have sufficient resources, experience or inventory to meet these service requirements in a timely manner, particularly if the volume of our vehicle deliveries increases. In addition, if we are unable to roll out and establish a widespread service network that complies with applicable laws, customer satisfaction could be adversely affected, which in turn could materially and adversely affect our reputation and thus our sales, results of operations and prospects.
Our customers will also depend on our customer support team to resolve technical and operational issues relating to the integrated software underlying our products. As we continue to grow, additional pressure may be placed on our customer support team or partners, and we may be unable to respond quickly enough to accommodate short-term increases in customer demand for technical support. We also may be unable to modify the future scope and delivery of our technical support to compete with changes in the technical support provided by our competitors. Increased customer demand for support, without corresponding revenue, could increase costs and negatively affect our operating results. If we are unable establish a reputation for providing high-quality support or otherwise successfully address the service requirements of our customers, our brand may be harmed and we may be subject to claims from our customers, including loss of revenue or damages, and our business, prospects, financial condition and operating results may be materially and adversely affected.

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
Risks Related to our Financial Condition
Our recent cost-cutting measures may not adequately reduce our operating costs or improve our operating margins, may lead to additional workforce attrition and may cause operational disruptions.
In October 2024, we initiated a plan to reduce future operating expenses and improve cash flows through a reduction in force and a temporary reduction in cash salaries for certain senior executives. As part of this plan, we made a reduction in our workforce of approximately 26% of our total employee base at the time of the announcement.

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
We incurred an operating loss of $45.9 million for the year ended December 31, 2024. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin wide-scale deliveries of our products and realize increased adoption of our service offerings.
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
Because we will incur the costs and expenses from these efforts before we receive any incremental revenue with respect thereto, our losses in future periods may be significant. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenue, which would further increase our losses.
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
We have yet to achieve positive operating cash flow for a full year and, given our projected funding needs, our ability to generate or maintain positive cash flow is uncertain.
We had negative cash flow from operating activities of $48.8 million for the year ended December 31, 2024. Our business also will at times require significant amounts of working capital to support our expected future growth and expansion of products. An inability to generate and maintain positive cash flow for the near term may adversely affect our ability to raise needed capital for our business on reasonable terms or at all, diminish supplier or customer willingness to enter into transactions with us, and/or have other adverse effects that may decrease our long-term viability. There can be no assurance that we will achieve or maintain positive cash flow in the near future or at all.
Our financial results may vary significantly from period to period due to fluctuations in our product development cycle and operating costs, product demand and other factors.
We expect our period-to-period financial results to vary based on our operating costs and product demand, which we anticipate will fluctuate as the pace at which we continue to design, develop and manufacture new products, increase manufacturing capacity and establish or expand design, research and development, manufacturing, sales and service facilities varies. Additionally, our revenue from period to period may fluctuate as we identify and investigate areas of demand, adjust volumes and add new product derivatives based on market demand and margin opportunities, develop and introduce new products or introduce existing products to new markets. As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results, especially in the short term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our financial results may not meet expectations of equity research analysts or investors, who may be focused primarily on quarterly financial results, which could cause the trading price of our Common Stock to fall substantially, either suddenly or over time.
Our business plans require a significant amount of capital. In addition, our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends.
We have incurred, and expect to continue incurring, significant expenses as we expand our business, and we expect that our level of expenses will be significantly affected by customer demand for our products and services. As a result, our ability to access capital is critical and until we can generate sufficient revenue to cover our operating expenses, working capital and capital expenditures, we will need to raise additional capital in order to fund and scale our operations. The fact that we have a limited operating history means, among other things, that we have limited historical data on the demand for our products. As a result, our future capital requirements are uncertain and actual capital requirements may differ from those we currently anticipate. We have obtained debt financing and, in the future, may need to seek equity or additional debt financing to finance a portion of our expenses. Such financing might not be available to us in a timely manner or on terms that are acceptable, or at all.
Our ability to obtain the necessary financing to carry out our business plan is subject to a number of factors, including general market conditions and investor acceptance of our business model, as well as restrictions arising from our existing debt securities (see “—Risks Related to our Indebtedness—We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position, and our business would be adversely affected if we are unable to service our debt obligations and are subject to default”). In addition, our ability to access funds potentially available under the SEPA is limited by various factors, including, but not limited to, the availability of an effective registration statement permitting the resale of shares of Common Stock issuable thereunder. In particular, the Company’s access to the SEPA is not available as of the date of this Report and will not be available unless and until the Company files with the SEC a post-effective amendment to the applicable registration statement. Moreover, unless extended by mutual agreement of the parties, the SEPA is scheduled to expire on February 11, 2026. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. If we are unable to raise sufficient capital, we may have to significantly reduce our spending, delay or cancel our planned activities or substantially change our corporate structure. We may not be able to obtain any funding, and we may not have sufficient resources to conduct our business as projected, both of which could mean that we would be forced to curtail or discontinue our operations.

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
Any reduction, elimination or discriminatory application of government subsidies and economic incentives due to policy changes, the reduced push for such subsidies and incentives due to the perceived success of the electric vehicle industry or other reasons may increase the net cost to consumers of electric vehicles and related products and result in diminished demand for, and competitiveness of, alternative fuel and electric vehicles (including our products). Our business model currently relies, in part, on the availability of federal tax credits used by our customers to offset the incremental cost of purchasing electric vehicles. While certain tax credits and other incentives for alternative energy production, alternative fuel vehicles and electric vehicles have been available in the past, there is no guarantee these programs will be available in the future. Support for, and opposition to, such subsidies and incentives are subject to political forces and fiscal changes. For example, the current U.S. presidential administration has issued a policy statement aimed at eliminating the “electric vehicle mandate,” which targets state emissions waivers and governmental subsidies. Corresponding executive orders may be further issued to implement this policy. Any reduction, elimination or selective application of tax and other governmental programs and economic incentives because of policy changes, the reduced need for such programs due to the perceived success of the electric vehicle, fiscal tightening or other reasons may result in the diminished competitiveness of the electric vehicle industry generally or our electric vehicles in particular, which would adversely affect our business, prospects, financial condition and results of operations. If current government subsidies and economic incentives, such as credits under the Inflation Reduction Act, are not available in the future, the affordability and attractiveness of our products and our business, prospects, financial position and results of operations could be materially and adversely affected.
Our ability to use net operating loss carryforwards and other tax attributes may be limited in connection with the Business Combination or other ownership changes.
We have incurred losses during our history and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. As of December 31, 2024, we had federal and state income tax net operating loss carryforwards of $505.4 million. This consists of approximately $233.2 million of federal net operating loss carryovers, and approximately $272.2 million of state net operating loss carryovers. The federal net operating loss carryovers have an indefinite carryforward period, and the state net operating loss carryovers may expire between 2036 and 2044.
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
We have applied, and intend to continue to apply, for federal and state grants, loans and tax incentives under government programs designed to stimulate the economy and support the production of alternative fuel and electric vehicles and related technologies. Our ability to obtain funds or incentives from government sources in the future is subject to the existence of applicable governmental programs, the availability of funds under such programs and approval of our applications to participate in such programs. The application process for these funds and other incentives will likely be highly competitive. We cannot assure you that we will be successful in obtaining any of these additional grants, loans and other incentives or that we will be eligible for certain tax or other economic incentives. If we are not successful in obtaining any of these additional incentives and we are unable to find alternative sources of funding to meet our planned capital needs, our business and prospects could be materially adversely affected.
We previously restated our financial statements for several prior periods, which resulted in unanticipated costs and may adversely affect investor confidence, our stock price, our ability to raise capital in the future and our reputation.
On March 8, 2023, the Audit Committee of our Board of Directors, after discussion with management and with our independent registered public accounting firm, concluded that our previously issued unaudited condensed consolidated financial statements as of and for the quarters ended March 31, 2022, June 30, 2022 and September 30, 2022 (the “Affected Periods”) should no longer be relied upon due to (1) errors in recording results of a physical inventory count, which caused inventories to be overstated and cost of goods sold to be understated, and (2) the improper recording of duplicate inventory receipts as well as improper and inaccurate recording of prepaid inventories, which caused inventories, prepaid inventories (included within Prepaid expenses and other current assets in our consolidated balance sheets) and accrued expenses (included within Other current liabilities) to be overstated. As a result, we restated the financial statements for the Affected Periods.
We incurred unanticipated costs for accounting and legal fees in connection with the restatements, and the restatements may have the effect of eroding investor confidence in us and our financial reporting and accounting practices and processes and may raise reputational issues for our business. The restatements, and any perception that our published results may again need to be restated, may negatively impact the trading price of our securities and make it more difficult for us to raise capital on acceptable terms, or at all.
We identified material weaknesses in our internal control over financial reporting, and we may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate any material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected and it may adversely affect investor confidence, our reputation, our ability to raise additional capital, and our business operations and financial condition.
As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on our internal control over financial reporting.
As disclosed in our prior year Annual Report on our Form 10-K for the year ended December 31, 2023, we identified material weaknesses in internal controls related to the ineffective operation of controls related to inventory management and revenue recognition. Furthermore, during the financial reporting close process for the year ended December 31, 2024, management identified material weaknesses in the design and operation of our internal controls over financial reporting related to three areas, specifically, inventory management, revenue recognition, and information technology (“IT”) general controls. We believe these material weaknesses were caused by turnover of accounting, operations and IT positions within the Company’s organization, resulting in the inability of Company accounting personnel who have recently assumed new and additional responsibilities, to identify, evaluate and address technical accounting and disclosure matters that affect our consolidated financial statements on a timely basis. Management has determined that these deficiencies are related to insufficient internal resources in technical accounting and financial reporting impacting our internal control over financial reporting for the year ended December 31, 2024.

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

Based on the results of our evaluation and the material weaknesses described above, management concluded that our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP as of December 31, 2024.
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weaknesses. These remediation measures may be time consuming and costly and there is no assurance that these measures will ultimately have the intended effects.
In order to remediate the material weaknesses in internal controls over financial reporting related to the ineffective design and operation of controls related to inventory management, revenue recognition and IT general controls, management is implementing financial reporting control changes, remediation steps designed to improve its disclosure controls to address these material weaknesses. These material weaknesses will not be considered remediated until the applicable remediated control operates for a sufficient period of time and management has concluded, through testing, that this enhanced control is operating effectively, if ever. Furthermore, we cannot ensure that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate in a timely manner or at all the control deficiencies that led to our material weaknesses in our internal controls over financial reporting or that they will prevent or avoid potential future material weaknesses due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future these controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.
If we are not able to remediate the material weaknesses, or if we identify any new material weaknesses in the future, then we may be unable to maintain compliance with the requirements of securities laws, stock exchange listing rules, or debt instrument covenants regarding timely filing of information; we could lose access to sources of capital or liquidity; and investors may lose confidence in our financial reporting and our stock price may decline as a result. Though we are taking steps to remediate the material weaknesses, we cannot be assured that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weaknesses or avoid potential future material weaknesses or the perception thereof.
As a result of the material weaknesses described above and other related matters raised or that may in the future be identified, we face potential for adverse regulatory consequences, including investigations, penalties or suspensions by the SEC or Nasdaq, litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our consolidated financial statements. As of the date of this filing, we have no knowledge of any such regulatory consequences, litigation, claim or dispute. However, we can provide no assurance that such regulatory consequences, litigation, claim or dispute will not arise in the future. Any such regulatory consequences, litigation, claim or dispute, whether successful or not, could subject us to additional costs, divert the attention of our management, or impair our reputation. Each of these consequences could have a material adverse effect on our business, reputation, results of operations and financial condition.
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
As of December 31, 2024, we had total indebtedness of approximately $28.1 million, consisting of the Convertible Note (including accrued interest), equipment notes, finance lease liabilities and insurance financing notes. Our substantial indebtedness may:
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

•result in dilution to our existing stockholders in the event the Convertible Note is settled in our shares of Common Stock;
•place us at a competitive disadvantage compared to our less leveraged competitors; and
•increase our vulnerability to the impact of adverse economic and industry conditions.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, seek additional capital or restructure or refinance our debt. These alternative measures may not be successful and may not permit us to meet debt service obligations. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. If we do not make the required payments when due, either at maturity, or at applicable installment payment dates, or if we breach the agreement or become insolvent, the lender could elect to declare all amounts outstanding, together with accrued and unpaid interest, and other payments, to be immediately due and payable. If our indebtedness is accelerated, we cannot assure you that we will have sufficient assets to repay the indebtedness. Any default under our indebtedness would have a material adverse effect on our financial condition and our ability to continue our operations.
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
Significant costs have been incurred and are expected to be incurred in connection with the consummation of the acquisition of ElectraMeccanica and integrating it with the rest of our business.
We have incurred, and expect to continue to incur, costs related directly to completing the acquisition and integrating ElectraMeccanica with the rest of our business. Additional unanticipated costs may be incurred as we continue to integrate the two businesses. While we have assumed that certain expenses would be incurred in connection with the acquisition and integration, there are many factors beyond our control that could affect the total amount or the timing of expenses related to the acquisition and integration.
Legal and Regulatory Risks
Changes in U.S. trade policy, including the threat and/or imposition of tariffs and the resulting consequences or perceptions thereof, could adversely affect our business, prospects, financial condition and operating results.
The U.S. government has from time to time imposed tariffs on certain foreign goods, including steel and certain vehicle parts, which have resulted in increased costs for goods imported into the United States. In response to these tariffs, a number of U.S. trading partners have imposed retaliatory tariffs on a wide range of U.S. products, which makes it more costly for us to export our products to those countries. Recent events, including new policy introductions and changes following the 2024 U.S presidential election, may result in substantial regulatory uncertainty regarding international trade and trade policy.
United States policies have called for substantial changes to trade agreements, have increased tariffs on certain goods imported into the U.S. and have raised the possibility of imposing significant additional tariff increases. If we are unable to pass price increases on to our customer base or otherwise mitigate the costs, or if demand for our products decreases due to the higher cost and/or the perception that costs will increase, then our operating results could be materially and adversely affected. While we cannot predict the extent to which the United States or other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon the import or export of our products, components, raw materials or other supplies in the future, a “trade war” of this nature or other governmental action related to tariffs or international trade agreements could have an adverse impact on demand for our services, sales and clients and affect the economies of the United States and various countries, having an adverse effect on our business, financial condition and results of operations.
A shift in the regulatory landscape toward more lenient emissions standards, or the perception that such a shift may occur, may impair demand for zero-emission vehicles.
Any shift, or anticipated shift, in the regulatory landscape toward more lenient emissions standards may reduce the urgency or incentive for commercial fleet operators to transition to zero-emission vehicles. This trend could weaken demand for our electric vehicle offerings and adversely affect our financial results and prospects. Events following the 2024 U.S presidential election, including the EPA’s announcement of its intent to reconsider the 2009 Greenhouse Gas Endangerment Finding, on which certain automotive emissions standards rely, as well as litigation around any proposed or consummated changes in emissions regulation, may result in substantial uncertainty regarding emissions standards which could persist for a prolonged period of time. The easing of requirements to reduce emissions, or any perception that such easing may occur, could reduce demand for our products and have a material adverse effect on our business, prospects and financial condition.
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
The application of these state laws to our operations continues to be difficult to predict. Laws in some states have limited our ability to obtain dealer licenses from state motor vehicle regulators and may continue to do so. We may face legal challenges to this distribution model. For instance, in states where direct sales are not permitted, dealers and their lobbying organizations may complain to the government or regulatory agencies that we are acting in the capacity of a dealer without a license. In some states, regulators may restrict or prohibit us from directly providing warranty repair service, or from contracting with third-parties who are not licensed dealers to provide warranty repair service. Even if regulators decide to permit us to sell vehicles, such decisions may be challenged by dealer associations and others as to whether such decisions comply with applicable state motor vehicle dealer laws. Further, even in jurisdictions where we believe applicable laws and regulations do not currently prohibit our direct sales model, legislatures may impose additional limitations.
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
We, our outsourcing partners and our suppliers are subject to substantial regulation and any failure by us, our outsourcing partners or our suppliers to comply with, these regulations could substantially harm our business and operating results.
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
If we, our third-party outsourcing partners or our suppliers are unable to obtain or comply with any of the licenses, approvals, certifications or other authorizations necessary to carry out our operations in the jurisdictions in which we currently operate, or those jurisdictions in which we plan to operate, then our business, prospects, financial condition and operating results could be materially and adversely affected. We have incurred, and expect to continue to incur, significant costs in complying with these regulations. Laws related to the electric and alternative fuel vehicle industry are evolving and we face risks associated with changes to these laws, including, but not limited to:
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
To the extent the laws change, new laws are introduced, or if we introduce new products in the future, some or all of our products may not comply with applicable foreign, federal, state or local laws. Further, certain industry standards currently regulate electrical and electronics equipment. Although standards for electric vehicles are not yet generally available or accepted as industry standards, our products may become subject to such standards in the future. Compliance with changing laws, regulations and standards could be burdensome, time-consuming, and expensive and our efforts to comply could adversely affect our business, prospects, financial condition and operating results.
If our IT systems, those of third-parties upon which we rely, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and loss of customers or sales.
In the ordinary course of our business, we (and the third-parties upon which we rely) collect, store, receive, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, share and otherwise process (collectively, process or processing) personal information, confidential or proprietary information, sensitive information, intellectual property, trade secrets, and financial information (collectively, sensitive information) from vehicles, customers, employees and others as part of our business and operations. We also work with partners and third-party service providers or vendors that process such data on our behalf and in connection with our vehicles. There can be no assurance that any security measures that we or our third-party service providers or vendors have implemented will be effective against current or future threats to such data.
Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and IT systems, and those of the third-parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.
Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third-parties upon which we rely, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.
We and the third-parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other IT assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI and other similar threats.
In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide products or services, loss of sensitive information and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. In addition, remote work has become more common and has increased risks to our IT systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.
Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our IT environment and security program.
We rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. We also rely on third-party service providers to provide other products, services, vehicle parts, or otherwise to operate our business. Our ability to monitor these third-parties’ information security practices is limited, and these third-parties may not have adequate information security measures in place.
If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third-parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised. There can be no assurance that any security measures that we may have implemented or may implement in order to protect against security incidents will be effective.
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
Our vehicles contain complex IT systems and built-in data connectivity to accept and install periodic remote updates to improve or update functionality. We utilize in-vehicle services and functionality through the Xosphere™ that utilize data connectivity to monitor performance and timely capture opportunities to enhance on-the-road performance and for safety and cost-saving preventative maintenance. The availability and effectiveness of our Xosphere™ services depend on the continued operation of IT and communications systems. There are inherent risks associated with developing, improving, expanding and updating our current systems, such as the disruption of our data management, procurement, production execution, finance, supply chain and sales and service processes. For example, software such as our Xosphere™ platform can contain errors, defects, security vulnerabilities or software bugs that are difficult to detect and correct, particularly when such vulnerabilities are first introduced or when new versions or enhancements of our platform are released. Additionally, even if we are able to develop a patch or other fix to address such vulnerabilities, such a fix may be difficult to push out to our customers or otherwise be delayed. Additionally, our business depends upon the appropriate and successful implementation of our Xosphere™ platform by our customers. If our customers fail to use the Xosphere™ platform according to our specifications, our customers may suffer a security incident on their own systems or other adverse consequences. Even if such an incident is unrelated to our security practices, it could result in our incurring significant economic and operational costs in investigating, remediating, and implementing additional measures to further protect our customers from their own vulnerabilities and could result in reputational harm.
These risks may affect our ability to manage our data and inventory, procure parts or supplies or manufacture, deploy, deliver and service our products, adequately protect our intellectual property or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations and contracts. We have designed, implemented and tested security measures intended to prevent unauthorized access to our IT networks, vehicles and related systems. However, unauthorized actors may attempt to gain access to modify, alter and use such networks, vehicles and systems to gain control of or change our vehicles’ functionality, user interface and performance characteristics, or to gain access to data stored in or generated by the vehicle.

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
We take steps designed to detect, mitigate and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third-parties upon which we rely). We may not, however, detect and remediate all such vulnerabilities, on a timely basis or at all. Further, we may experience delays in developing and deploying remedial measures and patches designed to address vulnerabilities. Vulnerabilities could be exploited and result in a security incident.
Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our IT systems, or those of the third-parties upon which we rely. A security incident or other interruption could disrupt our ability (and that of third-parties upon which we rely) to provide our products.
We may expend significant resources or modify our business activities to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our IT systems and sensitive information. Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents. Such disclosures are costly, and the disclosure or the failure (actual or perceived) to comply with such requirements could lead to adverse consequences.
If we (or a third-party upon which we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may prevent customers from, or cause customers to stop, using our products, deter new customers from using our products, and negatively impact our ability to grow and operate our business.
Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. In addition to experiencing a security incident, third-parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our market position.
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition and results of operations.
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation known as the Tax Cuts and Jobs Act of 2017 (“TCJA”), the Coronavirus Aid, Relief, and Economic Security Act and the Inflation Reduction Act enacted many significant changes to the U.S. tax laws. Further guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets and could increase our future U.S. tax expense.
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
We are subject to stringent and evolving U.S. and foreign laws, regulations and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to: regulatory investigations and actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue and profits; loss of customers and sales; and other adverse business consequences.
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
Numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, the “CCPA”), applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages.
Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. These developments further complicate compliance efforts, and increase legal risk and compliance costs for us, the third-parties upon which we rely, and our customers. Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018), and China’s Personal Information Protection Law impose strict requirements for processing personal information.
For example, under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. In Canada, the Personal Information Protection and Electronic Documents Act and various related provincial laws, as well as Canada’s Anti-Spam Legislation, may apply to our operations.
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
If there is no lawful manner for us to transfer personal information from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third-parties, and injunctions against our processing or transferring of personal information necessary to operate our business. Additionally, companies that transfer personal information out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.
We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the CCPA, require our customers to impose specific contractual restrictions on their service providers.
We publish privacy policies, marketing materials and other statements regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences. Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third-parties that process personal information on our behalf.
We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third-parties on which we rely on may fail to comply with such obligations, which could negatively impact our business operations. If we or the third-parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar), litigation (including class-action claims), mass arbitration demands, additional reporting requirements and/or oversight, bans on processing personal information, and orders to destroy or not use personal information. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.
Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, interruptions or stoppages of data collection needed to train our algorithms); inability to process personal information or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; and/or substantial changes to our business model or operations.
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
Contamination at properties we own or operate, will own or operate, we formerly owned or operated or to which hazardous substances were sent by us, may result in liability for us under environmental laws and regulations, including, but not limited to, the Comprehensive Environmental Response, Compensation and Liability Act, which can impose liability for the full amount of remediation-related costs without regard to fault, for the investigation and cleanup of contaminated soil and ground water, for building contamination and impacts to human health and for damages to natural resources. The costs of complying with environmental laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future, could have a material adverse effect on our financial condition and operating results.

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
Our products are subject to export control, import and economic sanctions laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. Exports of our products must be made in compliance with these laws and regulations. In addition, these laws may restrict or prohibit altogether the sale or supply of certain of our products, services, and technologies to certain governments, persons, entities, countries, and territories, including those that are the target of comprehensive sanctions, unless there are license exceptions that apply or specific licenses are obtained. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to: substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers.
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
Companies, organizations or individuals, including our competitors, may own or obtain patents, trademarks or other proprietary rights that could prevent or limit our ability to make, use, develop or deploy our products, which could make it more difficult for us to operate our business. We may receive inquiries from patent, copyright or trademark owners inquiring whether we infringe upon their proprietary rights. We may also be the subject of more formal allegations that we have misappropriated such parties’ trade secrets or other proprietary rights. Companies owning patents or other intellectual property rights relating to battery packs, electric motors, fuel cells or electronic power management systems may allege infringement or misappropriation of such rights. In response to a determination, or in settlement of allegations, that we have infringed upon or misappropriated a third-party’s intellectual property rights, we may be required to do one or more of the following:

•cease development, sales or use of our products that incorporate the asserted intellectual property;
•pay substantial damages;
•obtain a license from the owner of the asserted intellectual property right, which license may not be available on reasonable terms or available at all; and/or
•re-design one or more aspects or systems of our products.
A successful claim of infringement or misappropriation against us could materially and adversely affect our business, prospects, financial condition and operating results. Even if we are successful in defending against these claims, litigation could result in substantial costs and demand on management resources.
Our business may be adversely affected if we fail to obtain, maintain, enforce and protect our intellectual property and are unable to prevent unauthorized use by third-parties of our intellectual property and proprietary technology.
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
The protection of our intellectual property rights will be important to our future business opportunities. However, the measures we take to obtain, maintain, protect and enforce our intellectual property, including preventing unauthorized use by third-parties, may not be effective for various reasons, including the following:
•as noted below, any patent applications we submit may not result in the issuance of patents;
•the scope of any of our existing or future patents may not be broad enough to protect our proprietary rights;
•our issued patents may be challenged or invalidated by third-parties;
•our employees or business partners may breach their confidentiality, non-disclosure and non-use obligations to us;
•third-parties may independently develop technologies that are the same or similar to ours;
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
Competitors may challenge the validity of those trademarks and other brand names which we have registered, applied for or in which we have otherwise invested. Defending such challenges can be expensive and may adversely affect our ability to maintain the goodwill gained in connection with a particular trademark.
It is our policy to enter into confidentiality and invention assignment agreements with our employees and contractors that have developed material intellectual property for us, but these agreements may not be self-executing and may not otherwise adequately protect our intellectual property, particularly with respect to conflicts of ownership relating to work product generated by the employees and contractors. Furthermore, we cannot be certain that these agreements will not be breached and that third-parties will not gain access to our trade secrets, know-how and other proprietary technology. Third-parties may also independently develop the same or substantially similar proprietary technology. Monitoring unauthorized use of our intellectual property is difficult and costly, as are the steps we have taken or may take to prevent misappropriation.
We may license patents and other intellectual property from third-parties, including suppliers and service providers, and we may face claims that our use of this in-licensed technology infringes, misappropriates or otherwise violates the intellectual property rights of third-parties. In such cases, we will seek indemnification from our licensors. However, our rights to indemnification may be unavailable or insufficient to cover our costs and losses. Furthermore, disputes may arise with our licensors regarding the intellectual property subject to, and any of our rights and obligations under, any license or other commercial agreement.
To prevent unauthorized use of our intellectual property, it may be necessary to prosecute actions for infringement, misappropriation or other violation of our intellectual property against third-parties. Any such action could result in significant costs and diversion of our resources and management’s attention, and there can be no assurance that we will be successful in any such action. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to prevent third-parties from infringing, misappropriating or otherwise violating our intellectual property. Any of the foregoing could adversely affect our business, prospects, financial condition and results of operations.
Our patent applications for our proprietary technology may not issue, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.
We cannot be certain that we are the first inventor of the subject matter of, or the first to file a patent application for, our proprietary technology. If another party has filed a patent application with respect to the same or similar subject matter as we have, we may not be entitled to the protection sought by the patent application. We also cannot be certain whether the claims included in a patent application will ultimately be allowed in any applicable issued patent. Further, the scope of protection of issued patent claims is often difficult to determine. As a result, we cannot be certain that the patent applications that we file will issue, or that our issued patents will afford protection against competitors with similar technology. In addition, our competitors may design around our issued patents, which may adversely affect our business, prospects, financial condition and operating results.
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
We are required to comply with Section 404 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. When we lose our status as an “emerging growth company” and become an “accelerated filer” or a “large accelerated filer,” an attestation of the independent registered public accounting firm will also be required. The rules governing the standards that must be met for management to assess internal control over financial reporting are complex and require significant documentation, testing and possible remediation.
To comply with the Sarbanes-Oxley Act, the requirements of being a reporting company under the Exchange Act and any complex accounting rules in the future, we may need to, among other things, upgrade our IT systems; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. If we are unable to hire the additional accounting and finance staff necessary to comply with these requirements, we may need to retain additional outside consultants, which may result in significant additional expenses.
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
We have identified material weaknesses in the past and present, and cannot assure you that there will not be additional material weaknesses in our internal control over financial reporting in the future. See “—Risks Related to Our Financial Condition-We identified material weaknesses in our internal control over financial reporting, and we may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate any material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected and it may adversely affect investor confidence, our reputation, our ability to raise additional capital, and our business operations and financial condition.”
The market prices of our Common Stock and Warrants may be volatile.
Historically, the price of our Common Stock and Warrants has been volatile. During the year ended December 31, 2024, our stock traded as high as $14.86 per share and as low as $2.92 per share, and the price of our Warrants has ranged from $0.0400 to $0.0035. The price of our Common Stock, as well as the Warrants, may fluctuate due to a variety of factors, including:

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
•commencement of, or developments in, litigation involving us;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of shares of our Common Stock available for public sale; and
•general economic and political conditions, such as the effects of health crises, recessions, inflation, interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability and acts of war or military conflict, including repercussions of the military conflict between Russia and Ukraine and in the Middle East and tensions with China, or terrorism.
These market and industry factors, or the public’s perception of them, may materially reduce the market price of our Common Stock and the Warrants regardless of our operating performance.
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
The exercise price for our Warrants is $345.00 per share of our Common Stock. There is no guarantee that the Warrants will be in the money prior to their expiration, and as such, the Warrants may expire worthless.
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
We account for the Warrants as derivative warrant liabilities. At each reporting period, (1) the accounting treatment of the Warrants will be re-evaluated for proper accounting treatment as a liability or equity, and (2) the fair value of the liability of the Public Warrants and Private Placement Warrants will be remeasured and the change in the fair value of the liability will be recorded in our statement of operations and comprehensive loss. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.
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
As of March 24, 2025, our executive officers and directors and their respective affiliates as a group beneficially owned approximately 19.7% of the outstanding shares of Common Stock. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our Certificate of Incorporation (as amended, the “Certificate of Incorporation”) and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of us or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.
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
General Risk Factors
Catastrophic events may disrupt our business.
Geopolitical events, hostilities and social unrest, war, military conflict, including repercussions of the military conflict between Russia and Ukraine and in the Middle East and tensions with China, terrorism, political instability, acts of public violence, boycotts, health crises and pandemics or other occurrences that lead to avoidance of public places or cause people to stay at home could harm our business. Additionally, labor discord or disruption, natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could harm our business. In the event of a major earthquake, hurricane or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, breaches of data security, and loss of critical data, all of which would harm our business, results of operations, and financial condition. In addition, the insurance we maintain would likely not be adequate to cover our losses resulting from disasters or other business interruptions.
We have been and may continue to be impacted by macroeconomic conditions, rising inflation rates, uncertain credit and global financial market, including potential bank failures, supply chain disruption and geopolitical events, such as the wars between Russia and Ukraine and in the Middle East and tensions with China.
In recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. Economic uncertainty and associated macroeconomic conditions, including high volatility and uncertainty in the capital markets including as a result of inflation and interest rate spikes and potential future disruptions in access to bank deposits or lending commitments due to bank failures, supply chain disruption and geopolitical events, such as the war between Russia and Ukraine and in the Middle East and tensions with China, make it difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our products and services. Furthermore, during uncertain economic times our customers may face issues gaining timely access to sufficient funding, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for expected credit losses and our results could be negatively impacted. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. In addition, there is a risk that our current or future suppliers, service providers, manufacturers or other partners may not survive such difficult economic times, which would directly affect our ability to attain our operating goals on schedule and on budget.
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
Given the global nature of our supply chain and customer base, global political, economic, and other conditions, including geopolitical risks such as the current conflicts between Russia and Ukraine and in Israel, tensions with China and related sanctions, may adversely affect our business and results of operations in ways we cannot foresee at the outset or at this point. War and economic dislocations may spur recessions, economic downturns, slowing economic growth and social and political instability; commodity shortages, supply chain risks and price increases; instability in U.S. and global capital and credit markets which could impact us, our suppliers and customers; and currency exchange rate fluctuations among other impacts that adversely affect our business or results of operations. In particular, we are subject to currency exchange risks for vehicles sold in Canada, including during the period between vehicle delivery and receipt of reimbursement from federal or provincial incentive programs, which can take several months to process.
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
Our Certificate of Incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against current or former directors, officers or other employees for breach of fiduciary duty, other similar actions, any other action as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware and any action or proceeding concerning the validity of our Certificate of Incorporation or our Bylaws may be brought only in the Court of Chancery in the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware does not have subject matter jurisdiction thereof, any state court located in the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware), unless we consent in writing to the selection of an alternative forum. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our Certificate of Incorporation also provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. This provision may limit our stockholders’ ability to bring any claim in a judicial forum that they find favorable for disputes with us and our directors, officers or other employees and may have the effect of discouraging lawsuits against our directors, officers and other employees. Furthermore, our stockholders may be subject to increased costs to bring these claims, and the exclusive forum provision could have the effect of discouraging claims or limiting investors’ ability to bring claims in a judicial forum that they find favorable.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We have established policies and processes designed to assess, identify and manage material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. Through the use of manual and automated tools, analyses of reports of threats and threat actors, evaluations of threats reported to us, and internal and external audits, we routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein. Following these risk assessments, we re-design, implement, and maintain reasonable safeguards designed to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with our Chief Operating Officer (COO), who coordinates with our IT and legal departments.

As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with our IT department and management. Personnel at various levels and departments are made aware of our cybersecurity policies through routine training sessions and assessments. Additionally, depending on the environment, systems, and data at issue, we implement and maintain various measures designed to manage and mitigate material risks from cybersecurity threats, including encryption of data, network security controls, cybersecurity insurance, and asset management, tracking, and disposal. We also engage third-party service providers to assist us in monitoring and testing our cybersecurity safeguards and compliance, such as cybersecurity software providers, professional services firms and firms that conduct security audits and perform user phishing tests and training.

We have not encountered cybersecurity threats, incidents or challenges that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. For additional information regarding risks from cybersecurity threats, please refer to Part I Item 1A. Risk Factors in this Report, including “If our IT systems, those of third-parties upon which we rely, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.”

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

Our COO, is primarily responsible for assessing and managing our material risks from cybersecurity threats and confers with our IT department in executing our cybersecurity policies and processes, including our incident response processes. Our COO has nine years of experience in assessing and managing cybersecurity risks for the Company and its predecessor. Our cybersecurity incident response processes are designed to escalate certain cybersecurity incidents to the COO and other members of management and/or the Board, depending on the circumstances.

The Audit Committee and the Board receive periodic briefings regarding our cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing and activities of third-parties. Our management, including the COO, maintains an active dialogue with the Board and Audit Committee on risk management matters, which includes cybersecurity.

Item 2. Properties

Our corporate headquarters are located at 3550 Tyburn Street, Los Angeles, California, an 85,142 square foot facility where we design, engineer and develop our products. The lease for this property will expire in 2027. Additionally, we lease two properties in Byrdstown, Tennessee, subject to leases that expire in 2026 and 2027, where we store raw materials and manufacture and assemble our products. On June 20, 2024, we entered into an agreement to sublease a portion of our Los Angeles office space, effective as of July 1, 2024.

We assumed two lease facilities in connection with the ElectraMeccanica acquisition, which we do not intend to use for our ongoing operations. We became the lessor of a 235,094 square foot manufacturing facility in Mesa, Arizona and a 17,980 square foot service and distribution center in Huntington Beach, California, under leases expiring in 2033 and 2027, respectively.

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

Holders of Common Stock and Warrants

As of March 26, 2025, there were 55 holders of record of our Common Stock and 18,833,298 Public Warrants outstanding held by 2 holders of record. Each Public Warrant entitles the registered holder to purchase one thirtieth of one share of our Common Stock at a price of $345 per whole share, subject to certain adjustments. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no unregistered sales of equity securities during the year ended December 31, 2024 other than as reported in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 filed with the SEC.

Item 6. Reserved

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which Xos’s management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes to those statements. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I Item 1A “Risk Factors” of this Report. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of Xos and its consolidated subsidiaries.

Overview

We are a leading fleet electrification solutions provider committed to the decarbonization of commercial transportation. We design and manufacture Classes 5 through 8 battery-electric commercial vehicles that travel on last-mile, back-to-base routes of up to 200 miles per day. We also offer, through Xos Energy Solutions™, mobile and fixed charging infrastructure products, such as the Xos Hub, and have from time to time offered services to support electric vehicle fleets. Our proprietary fleet management software, Xosphere™, integrates vehicle operation and vehicle charging to provide commercial fleet operators a more seamless and cost-efficient vehicle ownership experience than traditional internal combustion engine counterparts. We developed the X-Platform (our proprietary, purpose-built vehicle chassis platform) and high-voltage architecture with a focus on the medium-duty commercial vehicle segment and, in particular, last-mile commercial fleet operations.

Our X-Platform provides modular features that allow us to accommodate a wide range of last-mile applications and enable us to offer clients vehicles at a lower total cost of ownership compared to traditional diesel fleets. The X-Platform was engineered to be modular in nature to allow fleet operators to customize their vehicles to fit their commercial applications (e.g., upfitting with a specific vehicle body and/or tailoring battery range).

Through our Powered by Xos™ business, we also provide mix-use powertrain solutions for off-highway, industrial and other specialty vehicles, such as forklifts, school buses, medical and dental clinics, blood donation vehicles, and mobile command vehicles. Our powertrain offerings encompass a broad range of solutions, including high-voltage batteries, power distribution and management componentry, battery management systems, system controls, inverters, electric traction motors and auxiliary drive systems.

Xos Energy Solutions™ is our charging infrastructure business through which we offer mobile and stationary multi-application chargers, including the Xos Hub, and mobile energy storage to accelerate transitions to electric fleets by maximizing incentive capture and reducing implementation lead times and costs.

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
During the year ended December 31, 2024, we delivered 244 vehicles (including leases), 19 powertrains and 34 Hubs. During the year ended December 31, 2023, we delivered 277 vehicles (including leases), 5 powertrains and 1 hub.

For the year-ended December 31, 2024, we generated $42.8 million in revenue (or 76% of revenue) from vehicle sales, $8.7 million (or 16% of revenue) in powertrain and hub sales, $0.7 million (or 1% of revenue) in sales-type lease revenue, $1.8 million (or 3% of revenue) in other product revenue, and $1.9 million (or 3% of revenue) from ancillary revenue. For the year ended December 31, 2023, we have generated $39.9 million in revenue (or 90% of revenue) from vehicle sales, $1.2 million (or 3% of revenue) in powertrain and hub sales, $1.5 million (or 3% of revenue) in sales-type lease revenue, $0.8 million (or 2% of revenue) from other product revenue, and $1.1 million (or 2% of revenue) from ancillary revenue.

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

The Arrangement was consummated on March 26, 2024. Subject to the terms and conditions set forth in the Arrangement Agreement and the Plan of Arrangement, on March 26, 2024, each ElectraMeccanica Share outstanding immediately prior to the effective time of the Arrangement was converted automatically into the right to receive 0.0143739 of a share of our Common Stock, for total consideration of 1,766,388 shares of Common Stock. Our liquidity was supplemented by net cash acquired in connection with the acquisition of ElectraMeccanica, which was approximately $50.2 million (excluding severance related costs paid at closing).

Management’s plans to improve Xos’s liquidity and working capital requirements over the next twelve months include reducing operating costs in order to conserve financial resources. Accordingly, in the fourth quarter of 2024, Xos took the following measures:

•We completed a reduction in force (the “RIF”) pursuant to which we terminated approximately 26% of our total workforce. We do not expect to incur material costs in connection with the RIF. The RIF may have unintended adverse effects on our operations and results. See “Our recent cost-cutting measures may not adequately reduce our operating costs or improve our operating margins, may lead to additional workforce attrition and may cause operational disruptions” in Part I Item 1A Risk Factors of this Report.

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

Successful Commercialization of our Products and Services

We expect to derive future revenue from sales of our vehicles, battery systems and other product and service offerings. As many of these products are in development, we will require substantial additional capital to continue developing our products and services and bring them to full commercialization as well as fund our operations for the foreseeable future. Until we can generate sufficient revenue from product sales, we expect to finance a substantial portion of our operations through commercialization and production with proceeds from the Business Combination, the SEPA, the Convertible Note, the ElectraMeccanica acquisition and any future capital raising efforts. The amount and timing of our future funding requirements, if any, will depend on many factors, including the pace and results of our commercialization efforts.

Customer Demand

We have sold a limited number of our vehicles to our existing customers, have agreements with future customers and have received interest from other potential customers. The sales of our vehicles and services to our existing and future customers will be an important indicator of our performance.

Supply Chain Disruptions

While our ability to source certain critical inventory items has been steadily improving since prior years, we are still experiencing long-standing negative effects from global economic conditions, and management expects such effects to continue to varying degrees for the foreseeable future. We have also observed, and expect to be impacted by, sporadic and unpredictable shortages for specific components, primarily in power electronics and harnesses, and disruptions to the supply of components. Fluctuating fuel prices and geopolitical conflicts have compounded ongoing supply and demand pressures for shipping, resulting in port congestion, higher freight fees and longer transit times.

Despite these disruptions, our supply chain team continues to employ mitigating strategies to effectively source inventory for all of our products. We continue working with vendors to find alternative solutions to overcome these constraints and, where appropriate, working to find alternate sources of supply for critical components, including placing orders in advance of projected need, while ensuring such components have extended usage projected. Changes to trade policies and tariffs (or the perception that such changes may occur) could materially adversely affect our ability to source components at reasonable prices or at all. We have been closely monitoring potential changes to trade policies and tariffs in order to proactively adjust and refine our strategy. These steps are designed to promote availability of materials in time to meet production plans, without inflating inventory beyond projected lead times.

We are increasingly subject to varying and sometimes conflicting rules, tariffs, and import restrictions that can change with little notice. These regulatory changes may impact our ability to continue sourcing components from certain regions or accessing key suppliers. See “Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, could adversely affect our business, prospects, financial condition and operating results,” in Part I, Item 1A “Risk Factors” of this Report.

Basis of Presentation
The accompanying consolidated financial statements include the accounts of Xos and its wholly owned subsidiaries, Xos Fleet, Inc. and Xos Services, Inc. (f/k/a Rivordak, Inc.), as well as the entities acquired pursuant to the Arrangement. All significant intercompany accounts and transactions have been eliminated in consolidation. All long-lived assets are maintained in, and all losses are attributable to, the United States.
Currently, we conduct business through one operating segment. We are an early-stage growth company with minimal commercial operations and our activities to date have been conducted primarily within North America. For more information about our basis of operations, refer to Note 1 - Description of Business in the accompanying notes to the consolidated financial statements for more information.

Components of Results of Operations

Revenue
To date, we have primarily generated revenue from the sale of electric step vans, stripped chassis vehicles and battery systems. Our stripped chassis is our vehicle offering that consists of our X-Platform electric vehicle base and battery systems, which customers can upfit with their preferred vehicle body. As we continue to expand our commercialization, we expect our revenue to come from these products and other vehicle offerings including chassis cabs, which will feature our chassis and powertrain with the inclusion of a proprietary designed cab, and tractors, a shortened version of the chassis cab designed to haul trailers (also known as “day cabs”), that travel in last-mile use cases. Through Xos Energy Solutions™, we have provided charging infrastructure, including our Xos Hub, as well as certain energy services. In addition, we offer Xosphere™, our fleet management platform.
Revenue consists of product sales, inclusive of shipping and handling charges, net of estimates for customer allowances, service offerings, and leasing. Revenue is measured as the amount of consideration we expect to receive in exchange for delivering products. All revenue is recognized when we satisfy the performance obligations under the contract. We recognize revenue by delivering the promised products to the customer, with the revenue recognized at the point in time the customer takes control of the products. For shipping and handling charges, revenue is recognized at the time the products are delivered to or picked up by the customer. For operating leases which are accounted for under ASC 842, Leases, revenue is recognized on a straight line basis over the term of the lease agreement. The majority of our current contracts have a single performance obligation, which is met at the point in time that the product is delivered, and title passes to the customer, and are short term in nature.
Revenue also consists of sales-type leases which are accounted for under ASC 842, Leases. Revenue is the lower of the fair value of the asset leased or the present value of the lease receivable and prepayments.
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

Cost of Goods Sold
Cost of goods sold includes materials and other direct costs related to production of our vehicles, including components and parts, batteries, direct labor costs and manufacturing overhead, among others. Cost of goods sold also includes material and other direct costs related to the production and assembly of powertrains and battery packs as well as materials and other costs incurred related to charging infrastructure installation. Materials include inventory purchased from suppliers, as well as assembly components that are assembled by company personnel, including allocation of stock-based compensation expense. Direct labor costs relate to the wages of those individuals responsible for the assembly of vehicles, powertrain units, Hubs and batteries delivered to customers. Cost of goods sold also includes depreciation expense on property and equipment related to cost of goods sold activities, calculated over the estimated useful life of the property and equipment on a straight-line basis. Upon property and equipment retirement or disposal, the cost of the asset disposed, and the related accumulated depreciation from the accounts and any gain or loss is reflected in the consolidated statements of operations and comprehensive loss, allocated to cost of goods sold.
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
We expect that our G&A expense will decrease for the foreseeable future primarily due to lower headcount driven by our RIF.

Research and Development Expense
Research and development (“R&D”) expense consists primarily of costs incurred for the design and development of our vehicles and battery systems, which include:
•payroll expense for employees primarily engaged in R&D activities, including allocation of stock-based compensation expense;
•expenses related to licenses and subscriptions of software utilized in R&D activities;
•fees paid to third-parties such as consultants and contractors for engineering and computer-aided design work on vehicle designs and other third-party services; and
•expenses related to materials and, supplies consumed in the development and modifications to existing vehicle designs, new vehicle designs contemplated for additional customer offerings, and our battery pack design
We expect our R&D costs to decrease for the foreseeable future primarily due to lower headcount driven by our RIF.

Sales and Marketing Expense
Sales and marketing (“S&M”) expense consists primarily of expenses related to our marketing of vehicles and brand initiatives, which includes:
•payroll expense for employees primarily engaged in S&M activities, including allocation of stock-based compensation expense; and
•web design, marketing and promotional items, and consultants who assist in the marketing of the Company and its products and services.
We expect our S&M expense to decrease for the foreseeable future primarily due to lower headcount driven by our RIF.

Other Expense, Net
Other expense, net is primarily comprised of income associated with the duty drawback receivable, which are estimated recoveries of tariffs paid for vehicles that were acquired through the ElectraMeccanica acquisition, and interest income from our investments in marketable debt securities, available-for-sale (applicable to 2023), income from the sublease of our Los Angeles, California office space, and other income, partially offset by interest paid on our equipment leases and interest expense related to our financing obligations, including the amortization for debt discount and issuance costs.

Change in Fair Value of Derivative Instruments
Change in fair value of derivative instruments relates to Common Stock warrant liability assumed as part of the Business Combination and the conversion feature on the convertible notes issued in prior years and derivative features of the Convertible Debentures (as defined below) issued on August 11, 2022 and September 21, 2022. Changes in the fair value relate to remeasurement of our Public and Private Placement Warrants to fair value as of any respective exercise date and as of each subsequent balance sheet date and mark-to-market adjustments for derivative liabilities each measurement period.

Change in Fair Value of Contingent Earn-out Shares Liability
The contingent earn-out shares liability was established as part of the Business Combination. Changes in the fair value relate to remeasurement to fair value as of each subsequent balance sheet date.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table sets forth our historical operating results for the periods indicated (dollars in thousands):

	Years Ended December 31,
	2024	2023	$ Change	% Change
Revenues	$55,961	$44,523	$11,438	26%
Cost of goods sold	51,996	45,813	6,183	13%
Gross profit (loss)	3,965	(1,290)	5,255	(407)%

Operating expenses
General and administrative	35,083	37,698	(2,615)	(7)%
Research and development	10,627	19,589	(8,962)	(46)%
Sales and marketing	4,129	6,388	(2,259)	(35)%
Total operating expenses	49,839	63,675	(13,836)	(22)%
Loss from operations	(45,874)	(64,965)	19,091	(29)%

Other expense, net	(4,561)	(12,047)	7,486	(62)%
Change in fair value of derivative instruments	274	671	(397)	(59)%
Change in fair value of earn-out shares liability	39	519	(480)	(92)%
Loss before provision for income taxes	(50,122)	(75,822)	25,700	(34)%
Provision for income taxes	37	21	16	76%
Net loss	$(50,159)	$(75,843)	$25,684	(34)%

Revenues

Our total revenue increased by $11.4 million, or 26%, from $44.5 million in the year ended December 31, 2023 to $56.0 million in the year ended December 31, 2024. The increase in revenues for the year ended December 31, 2024, was driven by increased deliveries of our hub and powertrain units coupled with an increase in average selling price associated with sales of our updated stepvan platform produced and delivered in the current year. During the year ended December 31, 2024, we delivered 297 units, (244 stepvans, including leases, 19 powertrains and 34 hubs, including leases), compared to 283 units (277 stepvans, 5 powertrains, and 1 hub) in the year ended December 31, 2023.

Revenue for the years ended December 31, 2024 and 2023 consisted of the following (dollars in thousands):

	Years Ended December 31,
	2024	2023	$ Change	% Change
Product and service revenue
Stepvans & vehicle incentives	$42,808	$39,911	$2,897	7%
Powertrains & hubs	8,740	1,170	7,570	647%
Sales-type lease	708	1,528	(820)	(54)%
Other product revenue	1,778	831	947	114%
Total product and service revenue	54,034	43,440	10,594	24%
Ancillary revenue	1,927	1,083	844	78%
Total revenues	$55,961	$44,523	$11,438	26%
Cost of Goods Sold

Cost of goods sold increased by $6.2 million, or 13%, from $45.8 million in year ended December 31, 2023 to $52.0 million in the year ended December 31, 2024. The increase in cost of goods sold is attributable to increases of (i) $2.3 million in inventory reserves and associated write-downs of inventory to its net realizable value, (ii) $2.3 million in unfavorable physical inventory count and other adjustments, (iii) $2.0 million in direct materials, (iv) $0.6 million related to overhead, and (v) $0.3 million due to recognition of return reserves for the year ended December 31, 2024. These increases were offset by a decrease of (i) $0.8 million in direct labor and (ii) $0.5 million related to warranty reserves.

The increase in inventory reserves was driven by an increase in reserves for excess and obsolete inventory as well as write-downs of older generation stepvans to their net realizable value based on expected selling prices. The increase in unfavorable physical inventory count adjustments is the result of write-offs of inventory primarily related to an annual physical inventory count. The increase in direct material costs was driven by the increase in the number of unit deliveries in 2024. The increase in overhead costs is primarily attributable to the absorption of inbound freight for units produced and sold in 2024. The decrease in direct labor encompasses both employee and subcontractor labor costs and also reflects the realization of improvements in the production process and design of the new stepvan platform. The decrease in warranty reserves is mainly due to changes in anticipated costs based on actual claims.

General and Administrative

General and administrative expense decreased by $2.6 million, or 7%, from $37.7 million in the year ended December 31, 2023 to $35.1 million in the year ended December 31, 2024, attributable to decreases of (i) $1.9 million in professional fees (ii) $1.1 million in headcount and personnel cost for legal, finance, accounting, IT and general and administrative functions, (iii) $1.0 million in insurance costs driven by cost efficiencies associated with a new broker and (iv) $1.0 million in other operating expenses, including travel, recruiting, and computer equipment. These decreases were offset by increases of (i) $1.9 million in facility costs and (ii) $0.5 million in stock-based compensation expense.

Research and Development

Research and development expenses decreased by $9.0 million, or 46%, from $19.6 million in the year ended December 31, 2023 to $10.6 million in the year ended December 31, 2024. The change was primarily due to decreases of (i) $4.3 million in allocation of personnel costs driven by lower headcount in engineering, (ii) $3.0 million in equipment and material purchases due to fewer research and development projects in development year over year, (iii) $1.3 million in net other costs, driven by reductions of consulting and design fees, in addition to equipment and vehicle purchases used solely for research and development purposes and (iv) $0.4 million in stock-based compensation expense.

Sales and Marketing

Sales and marketing expense decreased by $2.3 million, or 35%, from $6.4 million in the year ended December 31, 2023 to $4.1 million in the year ended December 31, 2024. The change was primarily due to decreases of (i) $1.7 million in allocation of personnel costs driven by lower headcount, (ii) $0.4 million related to reduction in public relations costs and tradeshows costs and (iii) $0.2 million in stock-based compensation expense.
Other Expense, Net

Other expense, net decreased by $7.5 million, or 62%, from $12.0 million in the year ended December 31, 2023 to $4.6 million in the year ended December 31, 2024. The change was attributable to decreases of (i) $6.2 million in net interest expense related to the Convertible Debentures being paid off during the year ended December 31, 2023, (ii) $1.6 million of redemption premiums related to prepayments on Convertible Debentures during the year ended December 31, 2023, with no such comparable expense during 2024, (iii) $0.2 million in amortization expense related to marketable debt securities, available-for-sale, with no such comparable expenses during 2024, (iv) $2.7 million increase in other income from the duty drawback receivable, and (v) $0.1 million in other miscellaneous expenses. These decreases were offset by an increase of $3.3 million for impairment on property and equipment and assets held for sale.
Change in Fair Value of Derivatives
The gain on the change in fair value of derivative instruments decreased by $0.4 million, or 59% from $0.7 million in the year ended December 31, 2023 to $0.3 million in the year ended December 31, 2024. The decrease in change in fair value in both periods is primarily attributable to differences in our stock price and the resulting valuation for the applicable reporting period.
Change in Fair Value of Contingent Earn-out Shares Liability

The gain on the change in fair value of contingent earn-out shares liability decreased by $0.5 million, or 93% from $0.5 million in the year ended December 31, 2023 to $39,000 in the year ended December 31, 2024. The decrease in change in fair value in both periods is primarily attributable to differences in our stock price and the resulting valuation for the applicable reporting period.

Provision for Income Taxes

The Company recorded income tax provisions of $37,000 and $21,000 during the years ended December 31, 2024 and 2023, respectively.

Liquidity and Capital Resources

General
As of December 31, 2024, our principal sources of liquidity were our cash and cash equivalents of $11.0 million. Our short-term uses of cash are for working capital and our long-term uses of cash are for working capital and to pay the principal of our indebtedness. During the twelve months ended December 31, 2024, we incurred a net loss of approximately $50.2 million and had net cash used in operating activities of $48.8 million.
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
As an early stage growth company, we have incurred net losses and cash outflows since our inception. We will continue to incur net losses and cash outflows in accordance with our operating plan as we continue to scale our operations to meet anticipated demand and seek to establish our product and service offerings. As a result, our ability to access capital is critical and until we can generate sufficient revenue to cover our operating expenses, working capital and capital expenditures, we will need to raise additional capital in order to fund and scale our operations. These conditions and events raise substantial doubt about our ability to continue as a going concern. Our financial information does not include any adjustment that may result from the outcome of this uncertainty.
In response to these conditions, we are currently evaluating different strategies to obtain the required funding for future operations. We have plans to secure and intend to employ various strategies to raise additional capital, which may include the SEPA as well as other capital raising strategies such as debt financing (which may include asset-based lending and/or receivable financing), other non-dilutive financing and/or equity financing. However, our access to the SEPA is not available as of the date of this Report and will not be available unless and until a post-effective amendment to the Registration Statement on Form S-1 filed on July 27, 2023, is filed and declared effective and other applicable conditions are met. Moreover, unless extended by mutual agreement of the parties, the SEPA is scheduled to expire on February 11, 2026. Our ability to access other capital when needed is not assured and, if capital is not available to us when, and in the amounts needed, we could be required to delay, scale back or abandon some or all of our development programs and other operations, which could materially harm our business, prospects, financial condition and operating results.
Global general economic and political conditions, such as inflation, tariffs (or the threat of tariffs), uncertain credit and global financial markets, supply chain disruption, international currency fluctuations, and geopolitical events have had and could continue to have an adverse impact in our ability to raise additional funds. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our commercialization, research and development programs and/or other efforts and our ability to continue our operations would be negatively impacted. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all. In addition, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements and/or seek protection under Chapters 7 or 11 of the United States Bankruptcy Code. This could potentially cause us to cease operations and result in a complete or partial loss of your investment in our Common Stock.

Standby Equity Purchase Agreement

On March 23, 2022, we entered into a Standby Equity Purchase Agreement with YA II PN, Ltd (“Yorkville”), which was subsequently amended on June 22, 2023 (as amended, the "SEPA"), whereby we have the right, but not the obligation, to sell to Yorkville up to $125.0 million of our shares of Common Stock at our request any time until February 11, 2026, subject to certain conditions. As of December 31, 2024, the remaining commitment available under the SEPA was $119.4 million. However, our ability to fully utilize the remaining commitment amount may be limited by various factors, including, but not limited to, the availability of an effective registration statement permitting the resale of such shares of Common Stock. In particular, the Company’s access to capital under the SEPA is not available as of the date of this Report and will not be available until the Company files with the SEC a post-effective amendment to the applicable Registration Statement. Moreover, such registration statement only registers the resale of 3,333,333 shares of Common Stock, which is insufficient for us to fully utilize the remaining commitment under the SEPA, given the current market price of our Common Stock. Furthermore, unless extended by mutual agreement of the parties, the SEPA is scheduled to expire on February 11, 2026. We used the net proceeds received from sales of Common Stock pursuant to the SEPA for working capital and general corporate purposes and expect similar uses of any remaining proceeds going forward. See Note 10 — Convertible Notes and Note 11 — Equity — Standby Equity Purchase Agreement in the accompanying consolidated financial statements for more information regarding the SEPA.
Convertible Debt

On August 11, 2022 and September 21, 2022, we issued convertible debentures (as subsequently amended, the “Convertible Debentures”) to Yorkville in the aggregate principal amount of $35.0 million, with a maturity date of November 11, 2023, which was extended to February 11, 2024 pursuant to the terms of that certain Securities Purchase Agreement. Also on August 11, 2022, we issued a convertible promissory note (as subsequently amended and restated, the “Convertible Note”) to Aljomaih Automotive Co. (“Aljomaih”) with a principal amount of $20.0 million and a maturity date of August 11, 2025. See Note 10 - Convertible Notes in the accompanying consolidated financial statements for more information.

As of December 31, 2024, the aggregate principal amounts of $20.0 million was outstanding on the Convertible Note. The Convertible Debentures were fully repaid on December 4, 2023. We have used the net proceeds from the Convertible Debentures and the Convertible Note for operational liquidity, working capital and general and administrative expenses and expect similar uses of any remaining proceeds going forward.

Pursuant to the Convertible Debentures, as a result of the daily volume-weighted average price of our Common Stcok being less than a certain floor price (the “Floor Price”) for five consecutive trading days, we were required to make, and made, prepayments on the Convertible Debentures during the year ended December 31, 2023 consisting of $32.8 million of principal payments, $1.6 million of redemption premium payments and $1.5 million of accrued interest payments. See Note 10 — Convertible Notes in the accompanying consolidated financial statements for more information regarding the Convertible Debentures and Convertible Note.

Cash Flow Data

The following table provides a summary of cash flow data for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023
Net cash used in operating activities	$(48,795)	$(39,286)
Net cash provided by investing activities	51,176	50,630
Net cash used in financing activities	(3,025)	(38,379)
Net decrease in cash, cash equivalents and restricted cash	$(644)	$(27,035)

Cash Flow from Operating Activities

Our cash flow from operating activities is significantly affected by the growth of our business. Our operating cash flow is also affected by our working capital needs to support growth in inventory and fluctuations in accounts receivable, accounts payable and other current assets and liabilities.

Net cash used in operating activities was $48.8 million for the year ended December 31, 2024, primarily consisting of a cash-basis net loss of $26.2 million from normal operations of the Company (after non-cash adjustments of $24.0 million), and $22.6 million in unfavorable net working capital changes, primarily driven by higher accounts receivable, increases in other liabilities relating to the ElectraMeccanica acquisition and inventory usage, partially offset by higher accounts payable.

Net cash used in operating activities was $39.3 million for the year ended December 31, 2023, primarily consisting of a cash-basis net loss of $53.8 million from normal operations of the Company (after non-cash adjustments of $22.1 million), partially offset by $14.5 million in working capital movements, primarily relating to inventory usage due to significant production and deliveries of stepvans in the second-half of 2023.

Cash Flow from Investing Activities

Cash flow from investing activities primarily relates to capital expenditures activities, as well as the sale and maturity of marketable securities, available for sale (applicable to 2023) and cash acquired in connection with the acquisition of ElectraMeccanica (applicable to 2024).

Net cash provided by investing activities was $51.2 million for the year ended December 31, 2024, due to $51.4 million net cash acquired in connection with the acquisition of ElectraMeccanica and proceeds from the disposal of assets held for sale of $0.1 million, partially offset by property and equipment additions of $0.3 million.

Net cash used in investing activities was $50.6 million for the year ended December 31, 2023, due to net proceeds from sale of investments in marketable debt securities of $50.7 million and proceeds from the disposal of assets held for sale of $1.3 million, partially offset by property and equipment additions of $1.4 million.

Cash Flow from Financing Activities

Net cash used in financing activities was $3.0 million for the year ended December 31, 2024, primarily consisting of (i) equipment lease principal payments of $2.3 million and (ii) taxes paid relating to net-settlement of stock-based awards of $1.0 million. These decreases were partially offset by proceeds from net short-term insurance financing note activity of $0.3 million.

Net cash used in financing activities was $38.4 million for the year ended December 31, 2023, primarily consisting of (i) payments for convertible notes (including prepayment premium) of $34.4 million, (ii) equipment lease principal payments of $3.0 million, (iii) taxes paid relating to net-settlement of stock-based awards of $1.1 million, and (iv) outflow from net short-term insurance financing note activity of $1.1 million. These decreases were partially offset by proceeds from issuance of common stock under the SEPA of $1.2 million.

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

Management plans to continue to seek opportunities to reduce costs and, in particular, cash expenditures, in a manner intended to minimize their adverse impact on our core operations. However, there can be no assurance that the measures described above, or any other cost-cutting measures we may implement in the future, will be sufficient to address our immediate or longer-term liquidity and working capital needs. Moreover, it is possible that such measures will have an adverse effect on our operations (see Part I, Item 1A Risk Factors of this Report, under the caption “Our recent cost-cutting measures may not adequately reduce our operating costs or improve our operating margins, may lead to additional workforce attrition and may cause operational disruptions”).

Contractual Obligations and Commitments

We did not have any material contractual obligations or other commitments as of December 31, 2024, other than what is disclosed in Note 15 - Commitments and Contingencies and Note 8 - Leases in this Report.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined under the applicable rules and regulations of the SEC.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) which requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenues and expenses during the reporting periods. Our most significant estimates and judgments involve inventory valuation, incremental borrowing rates for assessing operating and financing lease liabilities, product warranty liability, useful lives of property and equipment, earn-out shares liability, common stock warrant liability, valuation of stock-based compensation, including the fair value of our Common Stock, and the valuation of the convertible notes payable and derivative liabilities. We base our estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to our financial statements.

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

Revenue Recognition

We generate revenue from the sale of our commercial electric vehicles, powertrains and battery packs, and goods and services related to charging infrastructure. ASC 606, Revenue from Contracts with Customers, requires us to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. We determine revenue recognition by applying the following steps:

1. Identifying the contract with a customer;
2. Identifying the performance obligations in the contract;
3. Determining the transaction price;
4. Allocating the transaction price to the performance obligations; and
5. Recognizing revenue as the performance obligations are satisfied.

We recognize revenue consisting of product and vehicle parts sales, inclusive of shipping and handling charges, net of estimates for customer returns. Revenue contracts are identified when an enforceable agreement has been made with a customer. Performance obligations are identified in the contract for each distinct product provided within the contract. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products. All revenue is recognized when we satisfy our performance obligations under the contract. Any deposits from customers represent contract liabilities. We recognize revenue by transferring the promised product to the customer, with the revenue recognized at the point in time the customer takes control of the product as agreed in the applicable contract, normally when delivered to the carrier. We recognize revenue for shipping and handling charges at the time control is transferred for the related product. Costs for shipping and handling activities that occur after control of the product transfers to the customer are recognized at the time of sale and presented in cost of goods sold. The majority of our contracts have a single performance obligation, which is met at the point in time that the product is delivered to the carrier, and title passes to the customer, and are short term in nature. Sales tax collected from customers is not considered revenue and is accrued until remitted to the taxing authorities.

For other features and services such as over-the-air software updates that are included as part of the vehicle consideration received, an observable price is used to determine the stand-alone selling price or, when one is not available, a blended market approach and cost-plus margin approach is utilized. Revenue is provisioned upon control transfer of a vehicle and recognized over time on a straight-line basis as the Company has a stand-ready obligation to deliver such services to the customer.
The Company has outstanding sales-type leases for stepvans and Hubs under ASC 842, Leases (“ASC 842”). Arrangements under this program can have terms for up to 60 months for stepvans and 24 months for Hub units. The Company recognizes all revenue and costs associated with the sales-type leases upon delivery of the vehicle to the customer. Interest income based on the implicit rate in the lease is recorded over time as customers are invoiced on a monthly basis.
See Note 2 – Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements and Note 3 – Revenue Recognition for additional information.

Inventories

Our inventories, which include raw materials, work in process, and finished goods, are carried at the lower of cost or net realizable value. Inventories are valued using average costing, as that method accurately reflects the frequency of our inventory purchases. In the case of manufactured inventories and work in process, cost includes an appropriate share of production overheads based on operating capacity.

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

We also review our inventories to determine whether their carrying value exceeds the net realizable amount (“NRV”) upon the ultimate sale of the inventories. NRV is the estimated selling price of inventories in the ordinary course of business, less estimated costs of completion, disposal, and transportation. At the end of each reporting period, we determine the estimated selling price of our inventory based on market conditions. Once inventories are written-down, a new, lower cost basis for those inventories is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

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

In assessing the realizability of deferred income tax assets, ASC 740, Income Taxes, requires a more likely than not standard be met. If we determine that it is more likely than not that deferred income tax assets will not be realized, a valuation allowance must be established. We record a valuation allowance, when necessary, to reduce deferred tax assets to the amount expected to be realized. Estimates of the realizability of deferred tax assets, as well as our assessment of whether an established valuation allowance should be reversed, are based on projected future taxable income, the expected timing of the reversal of deferred tax liabilities, and tax planning strategies. When evaluating whether projected future taxable income will support the realization of deferred tax assets, we consider both our historical financial performance and general economic conditions. In addition, we consider the time frame over which it would take to utilize the deferred tax assets prior to their expiration.

We utilize a two-step approach to recognizing and measuring uncertain income tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained upon examination by the IRS or other taxing authorities, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and may not accurately forecast actual outcomes.

See Note 17 – Income Taxes for additional information.

Warranty Liability

We provide customers with a product warranty that assures that the products meet standard specifications and are free for periods typically between 2 to 5 years. We accrue a warranty reserve for the products sold, which includes our best estimate of the projected costs to repair or replace items under warranties and recalls, if identified. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain given our relatively short history of sales, and changes to our historical or projected warranty experience may cause material changes to the warranty reserve in the future. Claims incurred under our standard product warranty programs are recorded based on open claims.

See Note 2 – Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements for additional information.

Public and Private Placement Warrants

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815, Derivatives and Hedging (“ASC 815”).

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

See Note 12 — Derivative Instruments for additional information.
Contingent Earn-out Shares Liability

Earn-out shares represent a freestanding financial instrument classified as liabilities on the accompanying consolidated balance sheets as we determine that these financial instruments are not indexed to our own equity in accordance with ASC 815, . Earn-out shares liability was initially recorded as fair value in the Business Combination and is adjusted to fair value at each reporting date using Level 3 inputs with changes in fair value recorded in change in fair value of earn-out shares liability in the consolidated statements of operations and comprehensive loss.

The earn-out triggers included a change of control provision within five years of the Closing, and achieving certain volume weighted average share prices (“VWAPs”) within five years of the Closing. These conditions result in the instrument failing indexation guidance and are properly reflected as a liability as of December 31, 2024 and December 31, 2023.

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

Derivative Liabilities

We account for convertible debt pursuant to ASC 815. We evaluate convertible debt instruments to determine whether any embedded features require bifurcation and separate periodic valuation. Convertible debt is recorded net of stated discounts as well as debt issuance costs. Debt discounts and issuance costs are amortized over the contractual term of the debt using the effective interest rate method. We elected to early adopt Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”).

See Note 9 — Earn-out Shares Liability for additional information.

Duty Drawback Receivables

Duty drawback is the recovery of tariffs paid for vehicles that we acquired as a result of the consummation of the Arrangement. The Company expects to recover some of the vehicle inventory value through crushing the vehicles to recover tariffs already paid. As of December 31, 2024, the Company estimates aggregate tariff recovery of approximately $2.7 million with respect to destruction of SOLO vehicles and submission of the related claim documents. As of June 30, 2024, the Company completed the crushing of the vehicles but, as of December 31, 2024, has not yet received any tariff recovery related to the destruction of SOLO vehicles.

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

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Xos, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred a net loss of $50.2 million and used $48.8 million of cash in operating activities during the year ended December 31, 2024, and as of that date, the Company had total working capital of $35.6 million, including $11.0 million of cash and cash equivalents, and an accumulated deficit of $203.4 million. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Los Angeles, California
March 31, 2025

Xos, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except for par value per share)

	December 31,
	2024	2023
Assets
Cash and cash equivalents	$10,996	$11,640
Accounts receivable, net	26,870	15,142
Inventories	36,567	37,843
Prepaid expenses and other current assets	7,868	7,070
Total current assets	82,301	71,695
Property and equipment, net	6,111	14,660
Operating lease right-of-use assets, net	3,193	4,991
Other non-current assets	6,728	2,338
Total assets	$98,333	$93,684

Liabilities and Stockholders’ Equity
Accounts payable	$8,931	$2,756
Convertible debt, current	19,970	—
Other current liabilities	17,768	16,817
Total current liabilities	46,669	19,573
Convertible debt, non-current	—	19,920
Earn-out shares liability	—	39
Common stock warrant liability	121	395
Other non-current liabilities	17,933	8,561
Total liabilities	64,723	48,488
Commitments and contingencies (Note 15)
Stockholders’ Equity
Common Stock $0.0001 par value, authorized 1,000,000 shares, 8,046 and 5,941 shares issued and outstanding at December 31, 2024 and 2023, respectively	1	1
Preferred Stock $0.0001 par value, authorized 10,000 shares, 0 shares issued and outstanding at December 31, 2024 and 2023	—	—
Additional paid-in capital	237,029	198,456
Accumulated deficit	(203,420)	(153,261)
Total stockholders’ equity	33,610	45,196
Total liabilities and stockholders’equity	$98,333	$93,684

The accompanying notes are an integral part of these consolidated financial statements

Xos, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)

	Years Ended December 31,
	2024	2023
Revenues	$55,961	$44,523
Cost of goods sold	51,996	45,813
Gross profit (loss)	3,965	(1,290)

Operating expenses
General and administrative	35,083	37,698
Research and development	10,627	19,589
Sales and marketing	4,129	6,388
Total operating expenses	49,839	63,675
Loss from operations	(45,874)	(64,965)

Other expense, net	(4,561)	(12,047)
Change in fair value of derivative instruments	274	671
Change in fair value of earn-out shares liability	39	519
Loss before provision for income taxes	(50,122)	(75,822)
Provision for income taxes	37	21
Net loss	$(50,159)	$(75,843)

Other comprehensive income (loss)
Marketable debt securities, available-for-sale
Change in net unrealized gain (loss), net of tax of $0, for the years ended December 31, 2024 and 2023	—	739
Total comprehensive loss	$(50,159)	$(75,104)

Net loss per share(1)
Basic	$(6.69)	$(13.11)
Diluted	$(6.69)	$(13.11)
Weighted average shares outstanding(1)
Basic	7,500	5,787
Diluted	7,500	5,787

(1) Shares have been retrospectively adjusted for the 1-for-30 reverse stock split that occurred on December 6, 2023.

The accompanying notes are an integral part of these consolidated financial statements

Xos, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares(1)	Par Value
Balance at December 31, 2022	5,627	$1	$190,231	$(77,418)	$(739)	$112,075
Stock options exercised and vesting of early exercised options	17	—	8	—	—	8
Issuance of Common Stock for vesting of restricted stock units	215	—	1	—	—	1
Stock based compensation expense	—	—	7,863	—	—	7,863
Shares withheld related to net share settlement of stock-based awards	(68)	—	(1,060)	—	—	(1,060)
Conversion of convertible notes	12	—	212	—	—	212
Issuance of Common Stock under Standby Equity Purchase Agreement	138	—	1,201	—	—	1,201
Net and comprehensive (loss) income	—	—	—	(75,843)	739	(75,104)
Balance at December 31, 2023	5,941	1	198,456	(153,261)	—	45,196
Stock options exercised	21	—	10	—	—	10
Stock based compensation expense	—	—	7,671	—	—	7,671
Issuance of common stock for vesting of restricted stock units	448	—	1	—	—	1
Shares withheld related to net share settlement of stock-based awards	(136)	—	(1,012)	—	—	(1,012)
Issuance of common stock for ElectraMeccanica acquisition	1,766	—	31,856	—	—	31,856
Issuance of common stock under Standby Equity Purchase Agreement	6	—	47	—	—	47
Net and comprehensive income (loss)	—	—	—	(50,159)	—	(50,159)
Balance at December 31, 2024	8,046	$1	$237,029	$(203,420)	$—	$33,610

(1) Shares have been retrospectively adjusted for the 1-for-30 reverse stock split that occurred on December 6, 2023.

The accompanying notes are an integral part of these consolidated financial statements

Xos, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2024	2023
Operating Activities:
Net loss	$(50,159)	$(75,843)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,343	3,314
Amortization of right-of-use assets	1,798	1,564
Amortization of debt discounts and issuance costs	50	6,201
Amortization of insurance premiums	2,834	4,353
Inventory (recoveries) write-downs	2,940	(1,876)
Impairment of property and equipment and assets held-for-sale	4,823	1,591
Change in fair value of derivative instruments	(274)	(671)
Change in fair value of earn-out shares liability	(39)	(519)
Net realized losses on marketable debt securities, available-for-sale	—	91
Stock-based compensation expense	7,710	7,906
Bad debt expense	962	78
Other non-cash items	(148)	56
Changes in operating assets and liabilities:
Accounts receivable	(12,690)	(6,982)
Inventories	(1,558)	22,049
Prepaid expenses and other current assets	(1,562)	(4,244)
Other assets	(2,654)	(739)
Accounts payable	5,406	(133)
Other liabilities	(9,577)	4,518
Net cash used in operating activities	(48,795)	(39,286)

Investing Activities:
Purchases of property and equipment	(304)	(1,385)
Proceeds from the disposal of assets held for sale	125	1,295
Proceeds from sales and maturities of marketable debt securities, available-for-sale	—	50,720
Net cash acquired in acquisition of ElectraMeccanica Vehicles Corp	51,355	—
Net cash provided by investing activities	51,176	50,630

Financing Activities:
Principal payment for equipment leases	(2,347)	(3,026)
Proceeds from short-term insurance financing note	3,107	3,770
Payment for short-term insurance financing note	(2,830)	(4,832)
Payments of convertible notes	—	(32,800)
Payments of prepayment premiums	—	(1,640)
Stock option exercises	10	8
Taxes paid related to net share settlement of stock-based awards	(1,012)	(1,060)
Proceeds from issuance of Common Stock under Standby Equity Purchase Agreement	47	1,201
Net cash used in financing activities	(3,025)	(38,379)

Net decrease in cash, cash equivalents and restricted cash	(644)	(27,035)
Cash, cash equivalents and restricted cash, beginning of year	11,640	38,675
Cash, cash equivalents and restricted cash, end of year	$10,996	$11,640

Reconciliation of Cash, Cash Equivalents and Restricted Cash to Consolidated Balance Sheets:
Cash and cash equivalents	$10,996	$11,640
Total cash, cash equivalents and restricted cash	$10,996	$11,640

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$1,524
Cash paid for income taxes	$17	$—
Supplemental disclosure of non-cash investing and financing activities
Purchase of property and equipment in accounts payable, net	$(35)	$7
Conversion of interest payable on convertible notes	$—	$12
Conversion of convertible notes	$—	$200
Net assets acquired in acquisition of ElectraMeccanica Vehicles Corp.	$54,630	$—
Xos common stock issued in exchange for ElectraMeccanica Vehicles Corp.	$(31,856)	$—

The accompanying notes are an integral part of these consolidated financial statements

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1— Description of Business
Xos, Inc., together with its wholly owned subsidiaries (collectively, the “Company” or “Xos”) is a leading fleet electrification solutions provider committed to the decarbonization of commercial transportation. Xos designs and manufactures Classes 5 through 8 battery-electric commercial vehicles that travel on last-mile, back-to-base routes of up to 200 miles per day. Xos also offers charging infrastructure products and services through Xos Energy Solutions™ to support electric vehicle fleets. The Company’s proprietary fleet management software, Xosphere™, integrates vehicle operation and vehicle charging to provide commercial fleet operators a more seamless and cost-efficient vehicle ownership experience than traditional internal combustion engine counterparts. Xos developed the X-Platform (its proprietary, purpose-built vehicle chassis platform) specifically for the medium-duty commercial vehicle segment with a focus on last-mile commercial fleet operations. Xos seeks to offer customers a suite of commercial products and services to facilitate electric fleet operations and seamlessly transition their traditional combustion-engine fleets to battery-electric vehicles.
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

ElectraMeccanica Acquisition

On January 11, 2024, the Company and ElectraMeccanica Vehicles Corp. (“ElectraMeccanica”) entered into an arrangement agreement, as amended on January 31, 2024 (the “Arrangement Agreement”), pursuant to which the Company acquired all of the issued and outstanding common shares of ElectraMeccanica (each, an “ElectraMeccanica Share”) pursuant to a plan of arrangement (the “Plan of Arrangement”) under the Business Corporations Act (British Columbia) (the “Arrangement”).

Subject to the terms and conditions set forth in the Arrangement Agreement and the Plan of Arrangement, each ElectraMeccanica Share outstanding immediately prior to the effective time of the Arrangement (other than the shares held by ElectraMeccanica shareholders who had exercised rights of dissent in respect of the Arrangement) would be transferred to the Company in exchange for such number of shares of the Company’s Common Stock, as provided for in the Arrangement Agreement.

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

Risks and Uncertainties
In recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. Global general economic and political conditions, such as recession, inflation, uncertain credit and global financial markets, including potential future bank failures, health crises, supply chain disruption, fuel prices, international currency fluctuations, changes to trade policies and tariffs (or the perception that such changes may occur), and geopolitical events such as local and national elections, corruption, political instability and acts of war or military conflict, or terrorism, make it difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our products and services or impact their ability to make timely payments. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. In addition, there is a risk that our current or future suppliers, service providers, manufacturers or other partners may not survive such difficult economic times, which would directly affect our ability to attain our operating goals on schedule and on budget. The ultimate impact of current

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
economic conditions on the Company is uncertain, but it may have a material negative impact on the Company’s business, operating results, cash flows, liquidity and financial condition.
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

Liquidity

As an early stage growth company, the Company has incurred net losses and cash outflows since its inception. The Company will continue to incur net losses and cash outflows in accordance with its operating plan as the Company continues to scale its operations to meet anticipated demand and establish its product and service offerings. As a result, the Company’s ability to access capital is critical and until the Company can generate sufficient revenue to cover its operating expenses, working capital and capital expenditures, the Company will need to raise additional capital in order to fund and scale its operations. The Company may raise additional capital through a combination of debt financing, other non-dilutive financing and/or equity financing, including through asset-based lending and/or receivable financing and collecting on its outstanding receivables. The Company’s ability to raise or access capital when needed is not assured and, if capital is not available to the Company when and in the amounts needed, the Company could be required to delay, scale back or abandon some or all of its development programs and other operations, which could materially harm its business, prospects, financial condition and operating results. Global general economic conditions continue to be unpredictable and challenging in many sectors, with disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the effects of potential recessions, rising inflation rates, potential bank failures, supply chain disruption, fuel prices, international currency fluctuations, changes to trade policies and tariffs, and geopolitical events such as local and national elections, corruption, political instability and acts of war or military conflicts including repercussions of the wars between Russia and Ukraine and in Israel and tensions with China, or terrorism.

As of December 31, 2024, the Company’s principal sources of liquidity were its cash and cash equivalents aggregating $11.0 million. Cash and cash equivalents as of December 31, 2024 reflects the consummation of the Arrangement with ElectraMeccanica on March 26, 2024. The Company’s short- and long-term uses of cash are for working capital and to pay interest and principal on its debt. The Company has incurred losses since inception and had negative cash flow used in operating activities of $48.8 million and $39.3 million for the years ended December 31, 2024 and 2023, respectively.

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
The Company intends to employ various strategies to obtain the required funding for future operations, which may include capital raising strategies such as debt financing, other non-dilutive financing and/or equity financing, including through asset-based lending and/or receivable financing and collecting on its outstanding receivables. The Company also has in place the SEPA (defined below in Note 11 - Equity); however, the ability to access the SEPA is dependent on various conditions. The Company's access to capital under the SEPA is not available as of the date of this filing and would not be available unless and until a post-effective amendment to the Registration Statement on Form S-1 filed on July 27, 2023 is filed with the SEC and declared effective and other applicable conditions are met. Moreover, the SEPA is scheduled to expire on February 11, 2026.
On August 9, 2022 (as amended on September 28, 2022), the Company entered into a note purchase agreement (the “Note Purchase Agreement”) with Aljomaih Automotive Co. (“Aljomaih”) under which the Company agreed to sell and issue to Aljomaih a convertible promissory note with a principal amount of $20.0 million and a maturity date of August 11, 2025.
Based on the Company’s strategies to raise funds as described above and Xos’s cash and cash equivalents as of December 31, 2024, the Company has concluded that it is not probable that such proceeds would provide sufficient liquidity to fund operations for the next twelve months following the date of the issuance of the consolidated financial statements in this Report. As a result, it is not probable that Xos’s plans alleviate the substantial doubt about the Company’s ability to continue as a going

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
concern for at least one year from the issuance of the consolidated financial statements. Absent the Company being able to collect on its outstanding accounts receivable, obtain a sufficient level of new capital in the near-term and/or obtain replacement financing for or extend the maturity of existing debt, the Company could be required to seek protection under Chapters 7 or 11 of the United States Bankruptcy Code. This could potentially cause the Company to cease operations.

Supply Chain Disruptions
While the Company’s ability to source certain critical inventory items has been steadily improving since prior years, it is still experiencing long-standing negative effects from global economic conditions, and expects such effects to continue to varying degrees for the foreseeable future. The Company has also observed, and expects to be impacted by, sporadic and unpredictable shortages for specific components, primarily in power electronics and harnesses, and disruptions to the supply of components. The implementation and/or threat of new and increased tariffs, as well as fluctuating fuel prices and geopolitical conflicts have compounded ongoing supply and demand pressures for shipping, resulting in port congestion, higher freight fees and longer transit times.

Despite these disruptions, the Company’s supply chain team continues to employ mitigating strategies aimed at effectively sourcing inventory for all our products. The Company has continued working with vendors to find alternative solutions to overcome these constraints and, where appropriate, working to find alternate sources of supply for critical components, including placing orders in advance of projected need, while ensuring such components have extended usage projected. The Company has also been closely monitoring potential changes to trade policies and tariffs in order to proactively adjust and refine our strategy. These steps are designed to promote availability of materials in time to meet production plans without inflating inventory beyond projected lead times.

Note 2— Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements

The following is a summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements:

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for annual financial information. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenues and expenses during the reporting periods. The areas with significant estimates and judgments include, among others, inventory valuation, incremental borrowing rates for assessing operating and financing lease liabilities, useful lives of property and equipment, stock-based compensation, product warranty liability, and valuation of convertible debt and related embedded derivatives, common stock warrant liability, earn-out shares liability, and valuations utilized in connection with acquisitions. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to the Company’s financial statements.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation in the consolidated financial statements and the accompanying notes, including (i) presenting impairment charges and bad debt expense as reconciling items for the calculation of the net cash used in operating activities and (ii) classification of amounts comprising stepvans & vehicle incentives, powertrains & hubs, sales-type lease revenue, and other product revenue as included in Note 3 — Revenue Recognition These reclassifications have no effect on previously reported total assets, total liabilities or net loss.

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Revenue Recognition

The Company generates revenue from the sale of its commercial electric vehicles, powertrains and battery packs, and goods and services related to charging infrastructure. Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, requires the Company to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company determines revenue recognition by applying the following steps:

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
For other features and services such as over-the-air software updates that are included as part of the vehicle consideration received, an observable price is used to determine the stand-alone selling price or, when one is not available, a blended market approach and cost-plus margin approach is utilized. Revenue is provisioned upon control transfer of a vehicle and recognized over time on a straight-line basis as the Company has a stand-ready obligation to deliver such services to the customer.
The Company has outstanding sales-type leases for stepvans and Hubs under ASC 842, Leases (“ASC 842”). Arrangements under this program can have terms for up to 60 months for stepvans and 24 months for Hub units. The Company recognizes all revenue and costs associated with the sales-type leases upon delivery of the vehicle to the customer. Interest income based on the implicit rate in the lease is recorded over time as customers are invoiced on a monthly basis.
Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase as cash equivalents for which cost approximates fair value. The likelihood of realizing material losses from cash and cash equivalents, including the excess of cash balances over federally insured limits, is remote.

As of December 31, 2024 and 2023, the Company did not have restricted cash balances.
Automotive Regulatory Credits

The Company earns tradable credits under various regulations related to emission reduction, clean fuel, and others. The Company sells these credits to other regulated entities that can use the credits to comply with emission standards and other regulatory requirements. Payments for automotive regulatory credits are typically received at the point control transfers to the purchasing party, or in accordance with payment terms customary to the business.

The Company recognizes revenue on the sale of these credits, which have negligible incremental costs associated with them, at the time control of the regulatory credit is transferred to the purchasing party. Revenue recognized from the sale of automotive regulatory credits for the year ended December 31, 2024 was $0.6 million. There was no revenue recognized from the sale of automotive regulatory credits during the year ended December 31, 2023.

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Accounts Receivable, Net

The Company records unsecured and non-interest bearing accounts receivable at the gross invoice amount, net of any allowance for expected credit losses. The Company maintains its allowance for expected credit losses at a level considered adequate to provide for potential account losses on the balance based on management’s evaluation of past losses, current customer conditions, and the anticipated impact of current economic conditions. The Company recorded an allowance for expected credit losses of $246,000 and $62,000 as of December 31, 2024 and December 31, 2023, respectively.
Duty Drawback Receivable
Duty drawbacks are recoveries of tariffs paid for vehicles that were acquired as a result of the consummation of the Arrangement. The Company expects to recover some of the vehicle inventory value through crushing the vehicles to recover tariffs already paid. As of December 31, 2024, the Company estimates aggregate tariff recovery of approximately $2.7 million with respect to destruction of SOLO (as defined below in Note 5 - Acquisition of ElectraMeccanica) vehicles and submission of the related claim documents. As of December 31, 2024, the Company completed the crushing of the vehicles but has not yet submitted all claim documents or received any tariff recovery related to the destruction of SOLO vehicles. The Company recorded the duty drawback receivable within other non-current assets in the consolidated balance sheets as of December 31, 2024, and in other expense, net, within the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024.

Investments in Marketable Debt Securities, Available-for-Sale

The Company’s portfolio of investments may include investments in a variety of fixed and variable rate debt securities, including U.S. treasuries, corporate debt, asset-backed securities and other, non-U.S. government and supranational bonds and certificate of deposit. The Company considers its investments in marketable debt securities to be available-for-sale, and accordingly, are recorded at their fair values. The Company determines the appropriate classification of investments in marketable debt securities at the time of purchase. Interest along with amortization of purchase premiums and accretion of discounts from the purchase date through the estimated maturity date, including consideration of variable maturities and contractual call provisions, are included in Other expense, net in the consolidated statements of operations and comprehensive loss. Realized gains and losses on the sale of marketable debt securities, available-for-sale are recorded in Other expense, net. The Company typically invests in highly-rated debt securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires substantially all investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss.

On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments — Credit Losses which requires that credit losses be presented as an allowance rather than as an impairment write-down. Adoption of the standard had no material impact on its financial statements.

The Company reviews quarterly its investment portfolio of all securities in an unrealized loss position to determine if an impairment charge or credit reserve is required. The Company excludes accrued interest from both the fair value and the amortized cost basis of marketable debt securities, available-for-sale, for the purposes of identifying and measuring an impairment. An investment is impaired if the fair value is less than its amortized cost basis. Impairment relating to credit losses is recorded through a reduction in the amortized cost of the security or an allowance for credit losses and credit loss expense (included in general and administrative expense), limited by the amount that the fair value is less than the amortized cost basis. Impairment that has not been recorded as a credit loss is recorded through other comprehensive income (loss), net of applicable taxes. The Company made an accounting policy election to not measure an allowance for credit losses for accrued interest receivables. The Company evaluates write-off of accrued interest receivable at the time credit loss exists for the underlying security. As of December 31, 2024 and 2023, the Company did not have investments in marketable debt securities, available-for-sale.
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
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets primarily consists of prepaid inventory, other insurance assets, deposits, assets held-for-sale, dealer return contract assets, and prepaid license and subscriptions. Prepaid inventory includes contractual advance payments to suppliers for inventory to secure the raw materials needed for production and research and development purposes. Prepaid inventory is reclassified to inventories when received. Amortization expense on other prepaid assets and insurance assets is calculated using the straight-line method over the stated term of the prepaid assets and properly classified into the corresponding expense account.

Assets held-for-sale are measured, on a quarterly basis, at the lower of their carrying value and fair value less costs to sell. Impairment costs are recorded in the period incurred.
Dealer return contract assets represent the Company’s right to consideration in exchange for goods or services to dealers, which is conditional upon satisfying future performance obligations. This account is recognized in accordance with the revenue recognition principles under U.S. GAAP, reflecting the estimated future return of vehicles from dealer contracts.
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

In assessing the realizability of deferred income tax assets, ASC 740, Income Taxes, requires a more likely than not standard be met. If the Company determines that it is more likely than not that deferred income tax assets will not be realized, a valuation allowance must be established. The Company records a valuation allowance, when necessary, to reduce deferred tax assets to the amount expected to be realized. Estimates of the realizability of deferred tax assets, as well as the Company’s assessment of whether an established valuation allowance should be reversed, are based on projected future taxable income, the expected timing of the reversal of deferred tax liabilities, and tax planning strategies. When evaluating whether projected future taxable income will support the realization of deferred tax assets, the Company considers both its historical financial performance and general economic conditions. In addition, the Company considers the time frame over which it would take to utilize the deferred tax assets prior to their expiration.

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

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
depreciated over the shorter of the estimated life of asset or the lease term. Depreciation expense is included in cost of goods sold, general and administrative expense and research and development expense on our consolidated statements of operations and comprehensive loss.

Construction in progress is comprised primarily of production equipment, tooling, and leasehold improvements related to the manufacturing of the Company’s products, including all costs of obtaining the asset and bringing it to the facilities in the condition necessary for its intended use. There is no depreciation provided for assets in construction in progress. Once completed, the assets are transferred to their respective asset classes, and depreciation begins when an asset is ready for its intended use. The Company did not have construction in progress as of December 31, 2024.

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

The Company evaluates its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company measures recoverability by comparing the carrying amount to the future undiscounted cash flows that the asset or asset group is expected to generate. If the asset or asset group is not recoverable, its carrying amount is adjusted down to its fair value. Impairment losses of property and equipment of $4.2 million and $0 were recognized as a component of other expense, net, in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023, respectively.
Warranty Liability

The Company provides customers with a product warranty that assures that the products meet standard specifications and are free for periods typically between 2 to 5 years. The Company accrues a warranty reserve for the products sold, which includes its best estimate of the projected costs to repair or replace items under warranties and recalls if identified. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain given the Company’s relatively short history of sales, and changes to its historical or projected warranty experience may cause material changes to the warranty reserve in the future. Claims incurred under the Company’s standard product warranty programs are recorded based on open claims. The Company recorded warranty liability within other current liabilities in the consolidated balance sheets for the years ended December 31, 2024 and 2023.

The reconciliation of the change in the Company’s product liability balances for the years ended December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Warranty liability, beginning of period	$1,306	$1,099
Reduction in liability (payments)	(1,616)	(1,304)
Increase in liability	1,050	1,511
Warranty liability, end of period	$740	$1,306

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Public and Private Placement Warrants

The warrants to purchase shares of Common Stock at an exercise price of $345.00 per share originally issued in connection with NextGen’s initial public offering (the “Public Warrants”) and the warrants to purchase Common Stock originally issued in a private placement in connection with the initial public offering of NextGen (the “Private Placement Warrants”) are recognized as derivative liabilities in accordance with ASC 815, Derivatives and Hedging (“ASC 815”).

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

The earn-out triggers included a change of control provision within five years of the Closing, and achieving certain volume weighted average share prices (“VWAPs”) within five years of the Closing. These conditions result in the instrument failing indexation guidance and are properly reflected as a liability as of December 31, 2024 and 2023.

In addition to the Earn-out Shares, the Company has a contingent obligation to issue restricted stock units (“Earn-out RSUs”) to certain stockholders and employees upon the achievement of certain market share price milestones within specified periods following the Business Combination. The allocated fair value to the Earn-out RSU component, which is covered by ASU 718, Compensation — Stock Compensation (“ASC 718”), is recognized as stock-based compensation expense over the vesting period commencing on the grant date of the award.
Convertible Debentures and Promissory Note
The Company accounts for convertible debt pursuant to ASC 815. The Company evaluates convertible debt instruments to determine whether any embedded features require bifurcation and separate periodic valuation. Convertible debt is recorded net of stated discounts and debt issuance costs. Debt discounts and issuance costs are amortized over the contractual term of the debt using the effective interest rate method. The Company elected to early adopt ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”).

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

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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

The Company’s leases have remaining terms from less than 1.4 years to 8.4 years.

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
Research and Development Costs

The Company’s research and development costs are related to developing new products and services and improving existing products and services. The Company invests in the continued development and improvement of its technology as well as its chassis design. Research and development costs consist primarily of personnel-related expenses, consultants, engineering equipment and supplies, and design and testing expenses. Research and development expenses have been expensed as incurred and included in the consolidated statements of operations and comprehensive loss.
Advertising

Advertising costs are expensed as incurred and are included within sales and marketing expenses in the consolidated statements of operations and comprehensive loss. Advertising expenses for the years ended December 31, 2024 and 2023 totaled approximately $0.2 million and $0.3 million, respectively.
Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation, under which share-based payments that involve the issuance of Common Stock to employees and non-employees and meet the criteria for equity-classified awards are recognized in the financial statements as compensation expense based on the fair value on the date of grant.

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

Since the Business Combination, the Company has issued restricted stock units (“RSUs”) to employees and non-employees under the Xos, Inc. 2021 Equity Incentive Plan (the “2021 Equity Plan”). The Company initially values RSUs based on the grant date closing price of the Company’s Common Stock. For awards with periodic vesting, the Company recognizes the related expense on a straight-line basis over the requisite service period for the entire award, subject to periodic adjustments to ensure that the cumulative amount of expense recognized through the end of any reporting period is at least equal to the portion of the grant date value of the award that has vested through that date. The Company accounts for forfeitures prospectively as they occur.

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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

The dilutive impact of contingently issuable Earn-out Shares have been excluded from the diluted loss per share calculation as the necessary conditions to be issued have not been satisfied. The dilutive impacts of Common Stock issuable upon the exercise of out-of-the-money Public and Private Placement Warrants have been excluded from the diluted loss per share calculation. The dilutive impacts of RSUs and options for each of the years ended December 31, 2024 and 2023, have been excluded from the diluted loss per share calculation as the Company was in a loss position.

Concentrations of Credit and Business Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of December 31, 2024 and 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

During the year ended December 31, 2024, three customers accounted for 13%, 11% and 10%, respectively, of the Company’s revenues. During the year ended December 31, 2023, two customers accounted for 54% and 10%, respectively, of the Company’s revenues.

As of December 31, 2024, no customer had an accounts receivable balance greater than 10% of the Company’s accounts receivable. As of December 31, 2023, one customer accounted for 52% of the Company’s accounts receivable.
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
Defined Contribution Plan

We have a 401(k) savings plan that is intended to qualify as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). Under the 401(k) savings plan, participating employees are auto enrolled to 3% of their eligible compensation, subject to certain limitations. The Company did not make any contributions to the 401(k) savings plan during the years ended December 31, 2024 and 2023.

Segment Information

The Company operates under one segment as it has developed, marketed, and sold primarily only one class of similar products of electric step vans, stripped chassis vehicles, battery systems, Hubs, and other products. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer.

The CODM assesses performance of the segment and decides how to allocate resources based on revenue, gross profit, employee-related costs and net income (loss) presented on a consolidated basis, for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results and plans for products or components below the consolidated unit level. Accordingly, the Company reports under a single operating segment. The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Recent Accounting Pronouncements Issued and Adopted:
The Company adopted ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, as amended, on January 1, 2024, using the modified retrospective approach. This amendment includes disclosure of significant segment expenses which are regularly provided to the CODM and included within each reported measure of segment profit or loss; other segment items by reportable segment and a description of its composition; reportable segment’s profit or loss and assets; additional measures of segment profit or loss if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance, and the title and position of the entity’s CODM and how the CODM uses the reported measures of segment profit or loss in assessing segment performance and determining resource allocation. Such disclosures apply to entities with a single reportable segment. These amendments were effective for the Company in 2024 and apply retrospectively to all prior periods using the significant segment expense categories identified. The impact of the amendments in this update was not material to the Company’s consolidated financial position and results of operations, as the requirements impact only segment reporting disclosures in the footnotes to the Company’s consolidated financial statements.

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

Note 3 — Revenue Recognition

Disaggregated revenues by major source for the years ended December 31, 2024 and 2023 consisted of the following (in thousands):

	Years Ended December 31,
	2024	2023
Product and service revenue
Stepvans & vehicle incentives(1)	$42,808	$39,911
Powertrains & hubs(1)	8,740	1,170
Sales-type lease revenue	708	1,528
Other product revenue	1,778	831
Total product and service revenue	54,034	43,440
Ancillary revenue	1,927	1,083
Total revenues	$55,961	$44,523
____________
(1) Amounts are net of returns and allowances. Stepvans & vehicle incentives and powertrains & hubs include revenue generated from operating leases.

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The Company leases stepvans and hubs to customers under operating leases with terms ranging from 24 to 36 months. At the end of the lease term, customers are required to return the vehicles to Xos. During the years ended December 31, 2024 and December 31, 2023, the Company recorded operating lease revenue of $35,000 and $37,000, respectively, on a straight-line basis over the contractual terms of the respective leases as part of Stepvans & vehicle incentives, above. During the years ended December 31, 2024 and December 31, 2023, the Company recorded operating lease revenue of $29,000 and $0, respectively, on a straight-line basis over the contractual terms of the respective leases as part of Powertrains & hubs, above.

The Company also leases stepvans and Hubs to customers under sales-type leases, as stipulated by ASC 842. Arrangements under these leases have terms of 60 months for stepvans and 24 months for Hub units. Depending on the specific lease arrangement, customers may or may not have a right to return the unit to Xos at the end of the lease term. If the customer does not have a right to return, the customer will take title to the unit at the end of the lease term after making all contractual payments. Under the programs for which there is a right to return, the purchase option is reasonably certain to be exercised by the lessee and the Company therefore expects the customer to take title to the unit at the end of the lease term after making all contractual payments. The Company recognizes all revenue and costs associated with the sales-type lease within “Sales-type lease revenue”, above, and cost of goods sold, respectively, upon delivery of the vehicle to the customer. Interest income based on the implicit rate in the lease is recorded over time as customers are invoiced on a monthly basis. For the year ended December 31, 2024, the Company recognized $0.7 million of sales-type leasing revenue and $0.2 million of sales-type leasing costs. For the year ended December 31, 2023, the company recognized $1.5 million of sales-type leasing revenue and $1.3 million of sales-type leasing costs. Sales-type leasing costs are recorded in cost of goods sold within the accompanying consolidated statements of operations and comprehensive loss.

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 4 — Lease Receivable

For deferred equipment agreements that contain embedded operating leases, upon lease commencement, the Company defers and records the equipment cost of operating lease assets within property and equipment, net of accumulated depreciation. These operating lease assets are subsequently amortized to cost of goods sold over the lease term on a straight-line basis.

For deferred equipment agreements that contain embedded sales-type leases, the Company recognizes lease revenue and costs, as well as a lease receivable, at the time the lease commences. Lease revenue related to both operating-type and sales-type leases for the years ended December 31, 2024 and December 31, 2023 was approximately $0.8 million and $1.6 million, respectively. Costs related to embedded leases within the Company’s deferred equipment agreements are included in cost of goods sold in the accompanying consolidated statement of operations and comprehensive loss. Interest on the lease receivable was immaterial to the consolidated financial statements for the years ended December 31, 2024 and December 31, 2023.

Lease receivable from sales-type leases consists of the following:

(in thousands)	Balance Sheet Location	December 31, 2024	December 31, 2023
Lease receivable		$2,528	$1,612
Allowance for expected credit losses		(719)	—
Lease receivable, net	Prepaid expenses and other current assets	1,809	1,612
Less: current portion of lease receivable		(1,264)	(1,505)
Lease receivable, non-current	Other non-current assets	$545	$107

As of December 31, 2024, estimated future maturities of customer sales-type lease receivable and operating lease payments for each of the following fiscal years are as follows:

	Future Lease Receivables/Payments (in thousands)
Fiscal year	Sales-Type Leases	Operating Leases
2025	$1,264	$13
2026	520	0
2027	14	0
2028	11	0
Thereafter	0	0
Total lease payments	$1,809	$13

Note 5 — Acquisition of ElectraMeccanica

On March 26, 2024, Xos acquired all of the issued and outstanding ElectraMeccanica Shares in exchange for the issuance of 1,766,388 shares of Xos Common Stock. The exchange of ElectraMeccanica Shares for shares of Xos Common Stock resulted in the Xos stockholders and ElectraMeccanica shareholders immediately prior to the Arrangement owning approximately 79% and 21% of Xos upon completion of the Arrangement, respectively. The Company accounted for the acquisition of ElectraMeccanica as an asset acquisition in accordance with Accounting Standards Codification Topic 805-50, Acquisition of Assets Rather than a Business, because the acquired set of assets and activities did not include a substantive process. Therefore, the acquired set of assets and activities does not meet the definition of a business. This determination was made with key judgments including the following:

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

•ElectraMeccanica had discontinued, recalled, and repurchased all previously sold three-wheeled electric vehicles (the “SOLO”) because of a loss of propulsion issue that resulted in the vehicles being under a “do not drive” order from the National Highway Traffic Safety Administration.

•All in-process research and development (“IPR&D”) projects to commercialize the SOLO or a new four-wheeled electric (the “E4”) were terminated by ElectraMecannica. The IPR&D related to SOLO and E4 had nominal value and required significant time, cost, and engineering efforts to commercialize.

•The majority of ElectraMeccanica’s assembled workforce was performing administrative tasks or working on the destruction of ElectraMeccanica’s remaining inventory and closing of leased facilities at the time of the acquisition. The destruction of the remaining inventory was completed post acquisition during the year ended December 31, 2024. The acquired assembled workforce did not contain sufficient engineers with the knowledge and skill set to commercialize ElectraMeccanica’s terminated IPR&D projects.

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

(2) The Company assumed two lease facilities in connection with the ElectraMeccanica acquisition, which are reflected in other current liabilities and other non-current liabilities of approximately $1.2 million and $16.0 million, respectively.
The Company recognized $2.0 million of severance related expenses in connection with the ElectraMeccanica acquisition in general and administrative expense in its consolidated statements of operations and comprehensive loss during the year ended December 31, 2024.

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 6 — Inventories

Inventory amounted to $36.6 million and $37.8 million, respectively, for the years ended December 31, 2024 and 2023 and consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Raw materials	$24,943	$30,357
Work in process	6,983	3,033
Finished goods	4,641	4,453
Total inventories	$36,567	$37,843
Inventories as of December 31, 2024 and 2023 were comprised of raw materials, work in process related to the production of vehicles, powertrains, Hubs, and other products for sale and finished goods inventory including vehicles in transit to fulfill customer orders, new vehicles, new vehicles awaiting final pre-delivery quality review inspection, and Xos Energy Solutions products available for sale.
Inventories are stated at the lower of cost or net realizable value. Cost is computed using average cost. Inventory write-downs are based on reviews for excess and obsolescence determined primarily by current and future demand forecasts. During the years ended December 31, 2024 and 2023, the Company recorded write-downs of $2.9 million and inventory recoveries of $1.9 million, respectively, to reflect inventories at their net realizable values and provide an allowance for any excess or obsolete inventories.
Note 7 — Selected Balance Sheet Data

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets for the years ended December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Prepaid inventories	$725	$1,745
Prepaid expenses and other (1)	2,814	1,291
Lease receivable	1,264	1,505
Contract assets	1,099	811
Financed insurance premiums	1,315	1,310
Assets held for sale	651	408
Total prepaid expenses and other current assets	$7,868	$7,070
____________
(1) Primarily relates to assets acquired in connection with the ElectraMeccanica acquisition (for 2024), prepaid licenses and subscriptions, prepaid insurance and other receivables.

Other Non-Current Assets

Other non-current assets as of December 31, 2024 and December 31, 2023 consisted of the following (in thousands):

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	December 31, 2024	December 31, 2023
Security deposits	$1,873	$1,599
Duty drawback receivable(1)	2,709	—
Lease receivable, non-current	545	107
Other non-current assets	1,601	632
Total other non-current assets	$6,728	$2,338
___________
(1) Represents the estimated amount that can be recovered from previously paid tariffs relating to crushed SOLO vehicles that were acquired in connection with the ElectraMeccanica acquisition.

Other Current Liabilities

Other current liabilities for the years ended December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Accrued expenses and other (1)	$2,886	$5,539
Accrued interest (2)	4,789	—
Accrued payroll (3)	2,079	1,896
Contract liabilities	260	690
Customer deposits	1,275	2,364
Warranty liability	740	1,306
Equipment notes payable, current	377	350
Short-term insurance financing notes	1,280	1,003
Operating lease liabilities, current	3,028	1,664
Finance lease liabilities, current	1,054	2,005
Total other current liabilities	$17,768	$16,817
____________
(1) Primarily relates to the liabilities assumed in connection with the ElectraMeccanica acquisition, accrued inventory purchases, accrued professional fees, and other accrued expenses.
(2) Represents accrued interest on the Note (as defined in Note 10), which interest is convertible into shares of the Company’s Common Stock at maturity. See Note 10 — Convertible Notes.
(3) Primarily relates to payroll liabilities such as accrued payroll, accrued vacation, accrued bonuses and other payroll liabilities.

Revenue recognized for the year ended December 31, 2024 from the customer deposits balance as of December 31, 2023 was $0.7 million. Revenue recognized for the year ended December 31, 2023 from the customer deposits balance as of December 31, 2022 was $0.4 million.
Other Non-Current Liabilities
Other non-current liabilities as of December 31, 2024 and 2023 consisted of the following (in thousands):

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	December 31, 2024	December 31, 2023
Accrued interest expense and other	$635	$2,985
Equipment notes payable, non-current	224	593
Operating lease liabilities, non-current	16,656	3,511
Finance lease liabilities, non-current	418	1,472
Total other non-current liabilities	$17,933	$8,561
Note 8 — Leases
A summary of the balances relating to the Company’s lease assets and liabilities as of December 31, 2024 and 2023 consisted of the following (in thousands):

	Balance Sheet Location	December 31, 2024	December 31, 2023
Assets
Operating leases	Operating lease right-of-use assets, net	$3,193	$4,991
Equipment finance leases	Property and equipment, net	730	5,931
Total lease assets		3,923	10,922

Liabilities
Current
Operating leases	Other current liabilities	3,028	1,664
Equipment finance leases	Other current liabilities	1,054	2,005
Sub-total		4,082	3,669
Non-current
Operating leases	Other non-current liabilities	16,656	3,511
Equipment finance leases	Other non-current liabilities	418	1,472
Sub-total		17,074	4,983
Total lease liabilities		$21,156	$8,652
Operating Leases

The Company has a 5-year office lease on its headquarter facility in Los Angeles, California, which commenced in January 2022, as well as certain other leases (both short-term and long-term) within the United States. In connection with the acquisition of ElectraMeccanica, the Company assumed the leases for a manufacturing facility in Mesa, Arizona and a service and distribution center in Huntington Beach, California, maturing in May 2033 and January 2027, respectively.

The Company records lease expense on a straight-line basis over the lease term. Total lease expense recorded was $3.8 million and $2.2 million for the years ended December 31, 2024 and 2023, respectively.

Lease terms include renewal or termination options that the Company is reasonably certain to exercise. For leases with a term of 12 months or less, the Company has made an accounting policy election to not record a ROU asset and associated lease liability on its consolidated balance sheets. Total lease expense recorded for these short-term leases was $0 and $24,000 for the years ended December 31, 2024 and 2023, respectively.

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Equipment Finance Leases

The Company leased certain equipment facilities under finance leases that expire on various dates through 2027. The finance lease cost during the years ended December 31, 2024 and 2023 consisted of the following (in thousands):

		Years Ended December 31,
	Income Statement Location	2024	2023
Amortization	Cost of goods sold	$945	$1,378
Interest accretion on finance lease liabilities	Other expense, net	214	418
Total		$1,159	$1,796

Supplemental Cash Flow Information, Weighted-Average Remaining Lease Term and Discount Rate
The weighted-average remaining lease term and discount rates, as well as supplemental cash flow information for the years ended December 31, 2024 and 2023 consisted of the following (in thousands for the supplemental cash flow information):

	Years Ended December 31,
	2024	2023
Supplemental cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$3,913	$1,860
Right-of-use assets obtained in exchange for operating lease obligations	$—	$—
Weighted average remaining lease term:
Operating leases	7.1 years	2.9 years
Equipment finance leases	0.9 years	1.5 years
Weighted average discount rate:
Operating lease - incremental borrowing rate	8.9%	5.5%
Equipment finance leases - rate implicit in the lease	5.9%	6.5%
Maturity Analysis
A summary of the undiscounted cash flows and a reconciliation to the Company’s lease liabilities as of December 31, 2024 consisted of the following (in thousands):

	December 31, 2024
	Operating Leases	Equipment Finance Leases	Total
2025	$4,601	$1,119	$5,720
2026	4,413	317	4,730
2027	2,684	129	2,813
2028	2,647	—	2,647
2029	2,728	—	2,728
Thereafter	9,934	—	9,934
Total future minimum lease payments	$27,007	$1,565	$28,572
Less: imputed interest	7,323	93	7,416
Present value of Lease Liabilities	$19,684	$1,472	$21,156

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 9 — Earn-out Shares Liability

The Company has a contingent obligation to issue 547,000 shares (the “Earn-out Shares”) of Common Stock and grant 8,700 restricted stock units (“Earn-out RSUs”) to certain stockholders and employees upon the achievement of certain market share price milestones within specified periods following the Business Combination on August 20, 2021.

As adjusted for Xos’s 1-for-30 reverse stock split that occurred on December 6, 2023, the Earn-out Shares will be issued in tranches based on the following conditions:

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

As of December 31, 2024 and 2023, the fair value of the Earn-out Shares liability was estimated to be $0 and $39,000, respectively. The Company recognized a gain on the change in fair value in Earn-out Shares liability of $39,000 and $0.5 million in its consolidated statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023, respectively.

The allocated fair value to the Earn-out RSU component, which is covered by ASU 718, Compensation — Stock Compensation, is recognized as stock-based compensation expense over the vesting period commencing on the grant date of the award.

Note 10 — Convertible Notes
Convertible Debentures
On August 9, 2022, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with YA II PN, Ltd. (“Yorkville”) for the issuance of convertible debentures, (“Convertible Debentures”), convertible into shares of Common Stock subject to certain conditions and limitations, in the principal amount of up to $35.0 million. On August 11, 2022, pursuant to the Securities Purchase Agreement, the Company sold and issued a Convertible Debenture to Yorkville in the principal amount of $20.0 million. On September 21, 2022, pursuant to the Securities Purchase Agreement, the Company sold and issued an additional Convertible Debenture to Yorkville in the principal amount of $15.0 million. Such Convertible Debentures were amended on June 22, 2023. The Convertible Debentures provided that Yorkville would use commercially

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
reasonable efforts to convert at least $2.0 million during each 30-day period beginning on September 9, 2022, provided that certain conditions were satisfied as of each such period.

The Convertible Debentures incurred interest at an annual rate of 6%, payable at maturity. Pursuant to the terms of the Securities Purchase Agreement, in July 2023, the Company elected to extend the maturity date of the Convertible Debentures from November 11, 2023 to February 11, 2024. The interest rate increased to an annual rate of (i) 10% upon the occurrence and during the continuance of an event of default, and (ii) 7.5% for so long as any “Registration Event” (as defined in the Convertible Debentures) remained in effect in accordance with the Registration Rights Agreement (as defined below). The Convertible Debentures provided a conversion right, in which any portion of the principal amount of the debt, together with any accrued but unpaid interest, could be converted into shares of Common Stock at a conversion price equal to the lower of (i) $74.199 (as adjusted for the reverse stock split described at Note 11 — Equity, below) or (ii) 97% of the lowest daily VWAP of the Common Stock during the three consecutive trading days immediately preceding the conversion (but not lower than a certain floor price (“Floor Price”) that was subject to further adjustment in accordance with the terms of the Convertible Debentures). The Floor Price at the time of payoff on December 4, 2023 was $17.70 (as adjusted for the reverse stock split described at Note 11 — Equity, below).

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

The Convertible Debentures included a monthly prepayment provision that was triggered if (i) the daily VWAP of the Company’s Common Stock was less than the Floor Price for 5 consecutive trading days or (ii) the Company issued pursuant to the Convertible Debentures in excess of 95% of the Common Stock available under the Exchange Cap, as defined in the Convertible Debentures. If this provision was triggered, the Company was required to make monthly payments, beginning on the 10th calendar day after the triggering date, of up to $4.0 million of principal (subject to a redemption premium of 5%) plus accrued and unpaid interest, subject to certain conditions (“Prepayments”). The monthly Prepayment requirement would cease if (i) the Company provided Yorkville a reset notice reducing the Floor Price, limited to no more than 85% of the closing price on the trading day immediately prior to the notice and not less than $15.00 (as adjusted for the reverse stock split described at Note 11 — Equity, below) or (ii) the daily VWAP is greater than the Floor Price for 3 consecutive trading days. In the event the monthly Prepayment provision was triggered by the issuance in excess of 95% of the Common Stock available under the Exchange Cap, the monthly Prepayment requirement would cease on the date the Company obtained stockholder approval to increase the number of shares of Common Stock available under the Exchange Cap and/or the Exchange Cap no longer applied. The monthly Prepayment requirement would cease upon the payment in full of all obligations under the Convertible Debentures. During the year ended December 31, 2023, the Company made Prepayments consisting of $32.8 million of principal which includes a final payment to Yorkville in the amount of $3.2 million on December 4, 2023, $1.6 million of redemption premium payments and $1.5 million of accrued interest payments.

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
On June 22, 2023, the Company and Yorkville entered into the Side Letter (the “Side Letter”) to the Securities Purchase Agreement, pursuant to which the Company and Yorkville agreed, among other things, to remove the restriction on the Company’s ability to effect an advance under the SEPA (as defined in Note 11) (see the section captioned “Standby Equity Purchase Agreement” in Note 11 — Equity, below), provided that for so long as any principal and interest remained outstanding under the Convertible Debentures, the Company may only (i) effect an advance under the SEPA if (x) the daily VWAP of the Common Stock is less than the Floor Price for five consecutive trading days, or (y) the Company has issued pursuant to the Convertible Debentures in excess of 95% of the shares of the Common Stock available under the Exchange Cap and has not been cured in accordance with clause (A), (B), or (C) of Section 2(a) of the Convertible Debentures, and (ii) designate an Option 1 Advance Amount under the SEPA. Pursuant to the Side Letter, the proceeds from any advance would offset an equal amount outstanding under the Convertible Debentures as an optional redemption. During each calendar month,

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
any portion of such proceeds that would result in the cumulative reduction to the outstanding principal under the Convertible Debentures by more than $3.0 million (“Excess Proceeds”) were to be split such that 75% of such Excess Proceeds is paid to the Company pursuant to the terms of the SEPA and 25% of such Excess Proceeds is applied as an optional redemption on the Convertible Debentures. Each monthly Prepayment amount under the Convertible Debentures was to be reduced by any such proceeds applied as an optional redemption in the 30 days prior to the applicable monthly Prepayment date.
The derivative liabilities associated with the Convertible Debentures remained in effect until such time as the underlying convertible notes were exercised or terminated (see Note 12 — Derivative Instruments). As of December 31, 2024 and December 31, 2023 , there were no derivative liabilities recorded as the Convertible Debentures were fully repaid on December 4, 2023. The Company classified the Convertible Debentures and associated derivative liabilities as current liabilities given a maturity date of less than one year.

In connection with the issuance of the Convertible Debentures, the Company received proceeds, net of a 2% original issuance discount, of $34.3 million from Yorkville. Debt issuance costs of $0.3 million were recorded at inception of the Convertible Debentures. Debt discount and issuance costs are amortized through the maturity date of the debenture using the effective interest rate method.

The Convertible Debentures were not included in the computation of either basic or diluted earnings per share (“EPS”) for the year ended December 31, 2023, in Note 19 — Net Loss per Share, because the financial instrument did not represent participating securities. Further, the Convertible Debentures are not included in diluted EPS because the Company reported a net loss from continuing operations for the year ended December 31, 2023; thus, including these financial instruments would have an antidilutive effect on EPS.

As of December 31, 2024 and December 31, 2023, there was no principal balance recorded as the Convertible Debentures were fully repaid by December 4, 2023. Amortization of debt discounts and issuance costs, recorded in other expense, net, for the years ended December 31, 2024 and 2023 totaled $0 and $6.1 million, respectively. The Company recorded interest expense of $0 and $1.0 million, respectively, in other expense, net related to the Convertible Debentures during the years ended December 31, 2024 and 2023.

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

The Note, which matures on August 11, 2025, bears interest at a rate of 10% per annum, payable at maturity in validly issued, fully paid and non-assessable shares of Common Stock (“Interest Shares”), unless earlier converted or paid. If the 10-day VWAP ending on the trading day immediately prior to the applicable payment date is greater than or equal to the Minimum Price (as defined in the Nasdaq Rule 5635(d)) or the Company has received the requisite approval from its stockholders (which it has), the number of Interest Shares to be issued will be calculated based on such 10-day VWAP; otherwise, the number of Interest Shares to be issued would have been based on the Nasdaq Minimum Price. The conversion price for the Note will initially be equal to $71.451 per share, as adjusted for the Company’s 1-for-30 reverse stock split that occurred on December 6, 2023, subject to adjustment in some events pursuant to the terms of the Note. The Company will have the right, in its sole discretion and exercisable at its election by sending notice of such exercise to Aljomaih, to irrevocably fix the method of settlement that will apply to all conversions of Notes. Methods of settlement include (i) physical settlement in shares of Common Stock, (ii) cash settlement determined by multiplying the principal being converted by the 10-day VWAP ending on the trading day immediately prior to the conversion date and dividing by the conversion price, or (iii) a combination of Common Stock and cash.

The Note may not be converted into shares of Common Stock and Interest Shares may not be issued to the extent (i) such conversion or issuance would result in the investor having beneficial ownership of more than 19.99% of the then outstanding

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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

The Company accounts for the Note in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, under which the Note was analyzed for the identification of material embedded features that meet the criteria for equity treatment and/or bifurcation and must be recorded as a liability. The Company initially classified the Note as a non-current liability given a maturity date of greater than one year. However, during the year ended December 31, 2024, the Note was reclassified as a current liability since its maturity date is less than one year from December 31, 2024.

The Note will not be included in the computation of either basic or diluted EPS for the year ended December 31, 2024 in Note 19 — Net Loss per Share. This financial instrument is not included in basic EPS because it does not represent participating securities. Further, the Note is not included in diluted EPS because the Company reported a net loss from continuing operations for the year ended December 31, 2024; thus, including these financial instruments would have an antidilutive effect on EPS.

As of December 31, 2024 and 2023, the Company had a principal balance of $20 million outstanding, net of unamortized debt and issuance costs of $30,000 and $80,000, respectively. Debt issuance costs are amortized through the maturity date of the Note using the effective interest rate method. Amortization of debt issuance costs, recorded in other expense, net, for both of the years ended December 31, 2024 and 2023 was $50,000. The Company recorded interest expense of $2.0 million in other expense, net related to the Note for each of the years ended December 31, 2024 and 2023.

Note 11 — Equity

Xos Common and Preferred Stock

The Company is authorized to issue two classes of stock to be designated, respectively, “Common Stock” and “Preferred Stock.” The total number of shares which the Company is authorized to issue is 1,010,000,000 shares, of which 1,000,000,000 are designated as Common Stock, each having a par value of one-hundredth of one cent ($0.0001), and of which 10,000,000 shares are designated as Preferred Stock, each having a par value of one-hundredth of one cent ($0.0001).

Voting Rights: Each outstanding share of Common Stock entitles the holder thereof to one vote on each matter properly submitted to the stockholders of the Company for their vote; provided, however, that, except as otherwise required by law, holders of Common Stock shall not be entitled to vote on any amendment to the Company’s Certificate of Incorporation (including any certificate of designation filed with respect to any series of Preferred Stock) that relates solely to the terms of one or more outstanding series of Preferred Stock if the holders of such affected series are entitled, either separately or together as a class with the holders of one or more other such series, to vote thereon by law or pursuant to the Certificate of Incorporation (including any certificate of designation filed with respect to any series of Preferred Stock).

Preferred Stock: The Preferred Stock may be issued from time to time in one or more series. The Board of Directors of the Company (the “Board of Directors”) is expressly authorized to provide for the issue of all or any number of the shares of the Preferred Stock in one or more series, and to fix the number of shares and to determine or alter for each such series, such voting powers, full or limited, or no voting powers, and such designation, preferences, and relative, participating, optional, or other rights and such qualifications, limitations, or restrictions thereof, as shall be stated and expressed in the resolution or resolutions adopted by the Board of Directors providing for the issuance of such shares and as may be permitted by the Delaware General Corporation Law (the “DGCL”). The Board of Directors is also expressly authorized to increase (but not above the total number of authorized shares of the class) or decrease (but not below the number of shares of such series then outstanding) the number of shares of any series subsequent to the issuance of shares of that series. In case the number of shares of any series shall be decreased in accordance with the foregoing sentence, the shares constituting such decrease shall resume the status that they had prior to the adoption of the resolution originally fixing the number of shares of such series.
Nasdaq Deficiency Letter: On December 28, 2022, the Company received a deficiency letter (the “Letter”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the last 30 consecutive business days prior to the date of the Letter, the closing bid price for the Common Stock, was below $1.00 per

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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
On June 27, 2023, the Company received approval from the Listing Qualifications Department of Nasdaq to transfer the listing of the Common Stock and Public Warrants from the Nasdaq Global Market to the Nasdaq Capital Market (the “Approval”). The Common Stock and Public Warrants transferred to the Nasdaq Capital Market at the opening of business on June 29, 2023. The Common Stock continued to trade under the symbol “XOS” and the Public Warrants continued to trade under the symbol “XOSWW.” The Nasdaq Capital Market operates in substantially the same manner as the Nasdaq Global Market, but with less stringent listing requirements, although listed companies must meet certain financial requirements and comply with Nasdaq’s corporate governance requirements.
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

All outstanding stock options, warrants, restricted stock units, convertible debt and similar securities entitling their holders to receive or purchase shares of Common Stock were proportionately adjusted as a result of the Reverse Stock Split, as required by the terms of each security. After giving effect to the Reverse Stock Split, every 30 Public Warrants outstanding immediately prior to the Reverse Stock Split became exercisable for one whole share of Common Stock at an exercise price of $345.00 per share, which is 30 times $11.50, the initial exercise price per share.

Standby Equity Purchase Agreement

On March 23, 2022, the Company entered into a Standby Equity Purchase Agreement with Yorkville, which was subsequently amended on June 22, 2023 (as amended, the "SEPA"), whereby the Company has the right, but not the obligation, to sell to Yorkville up to $125.0 million of shares of its Common Stock at its request any time until February 11, 2026, subject to certain conditions. The Company expects to use any net proceeds for working capital and general corporate purposes.

As consideration for Yorkville’s commitment to purchase shares of Common Stock at the Company’s direction upon the terms and subject to the conditions set forth in the purchase agreement, upon execution of the SEPA, the Company issued 619 shares of Common Stock (as adjusted for the Reverse Stock Split) to Yorkville.

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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
Pursuant to the Side Letter, the Company and Yorkville agreed, among other things, to remove the restriction in the Securities Purchase Agreement on the Company’s ability to effect an advance under the SEPA, subject to certain conditions while the Convertible Debentures remain outstanding. The proceeds from any advance under the SEPA would offset an equal amount outstanding under the Convertible Debentures as an optional redemption. During each calendar month, any portion of such proceeds that would result in the cumulative reduction to the outstanding principal under the Convertible Debentures by more than $3.0 million (“Excess Proceeds”) were to be split such that 75% of such Excess Proceeds is paid to the Company pursuant to the terms of the SEPA and 25% of such Excess Proceeds is applied as an optional redemption of the Convertible Debentures. Each monthly Prepayment amount under the Convertible Debentures was to be reduced by any such optional redemptions in the 30 days prior to the applicable Prepayment date. During the years ended December 31, 2024 and 2023, the Company issued 5,500 shares and 138,795 shares of Common Stock under the SEPA for proceeds of $46,750 and $1.2 million, respectively.

As of December 31, 2024 and December 31, 2023, the remaining commitment available under the SEPA was $119.4 million and $119.5 million, respectively. However, our ability to fully utilize the remaining commitment amount may be limited by various factors, including, but not limited to, the availability of an effective registration statement permitting the resale of such shares of Common Stock. In particular, the Company’s access to capital under the SEPA is not available as of the date of these financial statements and will not be available until the Company files with the SEC a post-effective amendment to the Registration Statement on Form S-1 filed on July 27, 2023. Moreover, such registration statement only registers the resale of 3,333,333 shares of Common Stock, which is insufficient for us to fully utilize the remaining commitment under the SEPA, given the current market price of our Common Stock.

Note 12 — Derivative Instruments

Public and Private Placement Warrants

As of December 31, 2024, the Company had 18,633,301 Public Warrants and 199,997 Private Placement Warrants outstanding, with fair values of $0.1 million and $1,280, respectively. Each Warrant is exercisable to purchase one-thirtieth of one share of Common Stock (as adjusted for the Reverse Stock Split).

The Public Warrants have an exercise price of $345.00 per whole share, subject to adjustments, and will expire on August 20, 2026 or earlier upon redemption or liquidation. The Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade. The Public Warrants are exercisable, provided that the Company has an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”), covering the issuance of the shares of Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their Public Warrants on a cashless basis under the circumstances specified in the warrant agreement). A registration statement was filed with the SEC covering the issuance of the Common Stock issuable upon exercise of the Warrants, and the Company will use its commercially reasonable efforts to maintain the effectiveness of such registration statement and a current prospectus relating to those shares of Common Stock until the Public Warrants expire or are redeemed. If the shares of Common Stock are at the time of any exercise of a Public Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement.

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

The Company will not redeem the Warrants as described above unless a registration statement under the Securities Act covering the issuance of shares of Common Stock issuable upon exercise of the Warrants is then effective and a current prospectus relating to those Common Stock is available throughout the 30-day redemption period. If and when the Warrants become redeemable by the Company, it may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

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

Embedded Derivative Liabilities on Convertible Debentures

The Convertible Debentures are principally debt financial instrument hosts containing various embedded features and options. Upon analysis of these features and options, the Company identified one option present within both Convertible Debentures which required bifurcation from the host debt contract upon issuance of each debenture and subsequent periodic valuation under ASC 815. The Company estimates the fair value of the embedded features using a Monte Carlo simulation (see Note 18

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
— Fair Value Measurements). The carrying value of the embedded derivatives on the Convertible Debentures were recorded as derivative liabilities on the consolidated balance sheet and changes in fair value are reflected within the consolidated statements of operations and comprehensive loss. No derivative liabilities relating to the Convertible Debenture to Yorkville were present as of December 31, 2024 and December 31, 2023, as the Convertible Debenture was fully repaid by December 4, 2023.

Note 13 — Stock-Based Compensation

2018 Stock Plan

On November 27, 2018, the Legacy Xos’s board of directors and stockholders adopted the 2018 Stock Plan. There are no shares available for issuance under the 2018 Stock Plan, however, the 2018 Stock Plan continues to govern the terms and conditions of the outstanding awards granted under the 2018 Stock Plan.

As of December 31, 2024 there were 1,669 Options outstanding under the 2018 Stock Plan. The amount and terms of Option grants were determined by the board of directors of Legacy Xos. The Options granted under the 2018 Stock Plan generally expire within 10 years from the date of grant and generally vest over four years, at the rate of 25% on the first anniversary of the date of grant and ratably on a monthly basis over the remaining 36-month period thereafter based on continued service.

Stock option activity during the year ended December 31, 2024 consisted of the following:

	Options	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Years	Intrinsic Value
December 31, 2023 — Options outstanding	22,512	$0.40	$0.51	0.55	$168,194
Granted	—	—	—
Exercised	(20,843)	0.39	0.50		141,766
Forfeited	—	—	—		—
December 31, 2024 — Options outstanding	1,669	$0.54	$0.60	4.80	$4,404
December 31, 2024 — Options vested and exercisable	1,669	$0.54	$0.60	4.80	$4,404

Aggregate intrinsic value represents the difference between the exercise price of the options and the fair value of the Company’s Common Stock. The aggregate intrinsic value of options exercised during the years ended December 31, 2024 and 2023 were approximately $0.1 million and $0.2 million, respectively.

The Company estimates the grant date fair value of options utilizing the Black-Scholes option pricing model, which is dependent upon several variables, including expected option term, expected volatility of the Company's share price over the expected term, expected risk-free rate and expected dividend yield rate. There were no option grants during the years ended December 31, 2024 and 2023.

2021 Equity Plan

On August 19, 2021 the Company’s stockholders approved the 2021 Equity Plan, which was ratified by the Company’s board of directors on August 20, 2021. The 2021 Equity Plan provides for the grant of incentive stock options (“ISOs”), within the meaning of Section 422 of the Code to employees, including employees of any parent or subsidiary, and for the grant of non-statutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, RSUs, performance awards and other forms of awards to employees, directors and consultants, including employees and consultants of Xos’s affiliates. On June 24, 2024, the Company’s stockholders approved the Xos, Inc. Amended and Restated 2021 Equity Incentive Plan (the “A&R 2021 Equity Plan”) to increase the aggregate number of shares of Common Stock reserved for issuance under the 2021 Equity Plan by 1,180,819 shares.

As of December 31, 2024, there were 536,139 shares of Common Stock available for issuance under the A&R 2021 Equity Plan.

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

RSU activity during the year ended December 31, 2024 consisted of the following:

	RSUs	Weighted Average Grant Date Fair Value	Aggregate Fair Value
December 31, 2023 — RSU outstanding	603,040	$18.97	$4,819,138
Granted	1,587,213	6.64	8,936,180
Vested	(471,948)	15.77	3,526,706
Forfeited	(187,824)	10.64	1,004,728
December 31, 2024 — RSU outstanding	1,530,481	$8.14	$4,961,551

The Company recognized stock-based compensation expense (including Earn-out RSUs) in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023 totaling approximately $7.7 million and $7.9 million, respectively, which consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Cost of goods sold	$354	$396
Research and development	1,435	1,824
Sales and marketing	738	966
General and administrative	5,183	4,720
Total	$7,710	$7,906

We allocate stock-based compensation expense to cost of goods sold, research and development expense, sales and marketing expense and general and administrative expense, based on the roles of the applicable recipients of such stock-based compensation. The unamortized stock-based compensation expense was $10.1 million as of December 31, 2024, and weighted average remaining amortization period as of December 31, 2024 was 1.91 years.

The aggregate fair value of RSUs that vested was $3.5 million during the year ended December 31, 2024.
Note 14 — Property and Equipment, net

Property and equipment, net consisted of the following at December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Equipment	$5,705	$7,629
Finance lease assets	1,609	7,974
Furniture and fixtures	173	173
Company vehicles	2,817	2,102
Leasehold improvements	1,401	1,401
Computers, software and related equipment	3,128	3,091
Construction in progress	—	292
Property and equipment, gross	14,833	22,662
Accumulated depreciation	(8,722)	(8,002)
Property and equipment, net	$6,111	$14,660

Depreciation expense during the years ended December 31, 2024 and 2023 totaled approximately $3.3 million and $3.3 million, respectively.

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 15 — Commitments and Contingencies

Legal Contingencies

Legal claims may arise from time to time in the normal course of business, the results of which may have a material effect on the Company’s accompanying consolidated financial statements. As of December 31, 2024, the Company was not a party to any legal proceedings, that individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

Other Contingencies

The Company enters into non-cancellable long-term purchase orders and vendor agreements in the normal course of business. As of December 31, 2024, non-cancellable purchase commitments with two of the Company’s vendors totaled $0.2 million.

Note 16 — Related Party Transactions

The Company had a contract manufacturing agreement with Fitzgerald Manufacturing Partners to provide manufacturing services, which was terminated during June 2023. The owner of Fitzgerald Manufacturing Partners is a stockholder of the Company. The Company also has lease agreements with Fitzgerald Manufacturing Partners. During each of the years ended December 31, 2024 and 2023, the Company incurred rent expense of $0.7 million and $0.7 million, respectively, related to these agreements.
During the year ended December 31, 2024, the Company sold two Hubs to Xcel Energy, resulting in $0.5 million in revenue. A member of the Company's Board of Directors served as the Senior Vice President, System Strategy and Chief Planning Officer of Xcel Energy. Management believes these transactions were conducted on terms consistent with those that prevail in arm's length transactions with unrelated third-parties.
Note 17 — Income Taxes

Loss before provision for income taxes for the years ended December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
U.S.	$(50,824)	$(75,822)
Foreign	$702	—
Loss before provision for income taxes	$(50,122)	$(75,822)

The income tax expense for the years ended December 31, 2024 and 2023 consisted of the following (in thousands):

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	December 31, 2024	December 31, 2023
Current:
Federal	$—	$—
State	37	21
Foreign	—	—
Total current income tax expense	$37	$21
Deferred:
Federal	$—	$—
State	—	—
Foreign	—	—
Total deferred income tax expense	—	—
Income tax expense	$37	$21

The reconciliation between the provision for income tax expense and the amount of income tax computed by applying the U.S. federal statutory rate to income before provision for income taxes as shown in the accompanying consolidated statements of operations and other comprehensive loss for the years ended December 31, 2024 and 2023 consisted of the following:

	December 31, 2024	December 31, 2023
Tax provision at U.S. federal statutory rate	21.00%	21.00%
Nondeductible expenses	(2.58)	(1.62)
Fair value adjustments on earnout interests liability	0.02	0.14
Fair value adjustments on derivative liabilities	0.12	0.07
Research and development credit	1.03	1.13
State taxes, net of federal benefit	9.77	6.95
Change in valuation allowance adjustment	(30.40)	(27.59)
Other	0.97	(0.11)
Effective tax rate	(0.07)%	(0.03)%

The Company's components of deferred tax assets and liabilities for the years ended December 31, 2024 and 2023 consisted of the following (in thousands):

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	December 31, 2024	December 31, 2023
Deferred tax assets:
Net operating loss carryover	$66,082	$55,792
General business and other tax credits	9,077	6,765
Capitalized research and development	12,215	8,363
Intangible assets	2,038	2,055
Fixed assets	1,668	—
Lease liabilities	4,396	1,386
Stock based compensation	1,011	607
Business interest limitation	511	56
Inventories	2,426	1,298
Other non-current deferred tax assets	1,216	1,106
Subtotal	100,640	77,428
Valuation allowance	(99,401)	(75,306)
Total	$1,239	$2,122

Deferred tax liabilities:
Fixed assets	$—	$(567)
Operating lease right-of-use asset	(922)	(1,338)
Other non-current deferred tax liabilities	(317)	(217)
Total	$(1,239)	$(2,122)

Net deferred tax asset	$—	$—

The Company has recorded a full valuation allowance as of December 31, 2024 and 2023 since, in the judgement of management given the Company’s history of losses, the realization of these deferred tax assets was not considered more likely than not. The valuation allowance was $99.4 million and $75.3 million as of December 31, 2024 and 2023, respectively, with increases attributable to the current year’s provision. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment.

In accordance with Code Section 382 (“Section 382”) and Section 383 (“Section 383”), a corporation that undergoes an “ownership change” (generally defined as a cumulative change (by value) of more than 50% in the equity ownership of certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change net operating losses and research and development credits to offset post-change taxable income and post-change tax liabilities, respectively. The Company’s existing net operating losses and research and development credits may be subject to limitations arising from previous ownership changes, and the ability to utilize net operating losses could be further limited by Section 382 and Section 383 of the Code. In addition, future changes in the Company’s stock ownership, some of which may be outside of the Company’s control, could result in an ownership change under Section 382 and Section 383 of the Code.

As of December 31, 2024, the Company had net operating loss carryforwards of $505.4 million. This consists of approximately $233.2 million of federal net operating losses and approximately $272.2 million of state net operating losses. The federal net operating losses have an indefinite carryforward period, and the state net operating losses may expire between 2036 and 2044.

As of December 31, 2024, the Company had research and development credit carryforwards of $9.0 million. This consists of approximately $5.6 million federal research and development credits, which will begin to expire in 2041, and approximately $3.4 million California research and development credits, which do not expire.

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The Company is subject to taxation and files income tax returns with the U.S. federal government and various states. The Company currently is not under audit by the Internal Revenue Service. The Company’s 2020 California state return is currently under audit by the California Franchise Tax Board, but the Company doesn’t believe there are any uncertain tax benefits that should be reserved. The Company currently is not under audit by any other tax authorities. The Company generally is not subject to examination for tax years prior to 2019.

The Company had no unrecognized tax benefits for the years ended December 31, 2024 and 2023. Interest and penalties related to unrecognized tax benefits are recognized in operating expenses. No such interest and penalties were recognized during the years ended December 31, 2024 and 2023. The Company does not expect the amount of unrecognized tax benefits will materially change in the next twelve months.

As a result of changes made by the Tax Cuts and Jobs Act of 2017, that became effective as of January 1, 2022, the Company is now required to capitalize for tax purposes certain experimental expenditures, and amortize domestic expenses over a 5 year period and foreign expenses over a 15 year period, resulting in a deferred tax asset for the capitalized amounts.

Note 18 — Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based upon assumptions that market participants would use in pricing an asset or liability.

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

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, other current liabilities, warrants and earn-out shares liability. The fair value of cash and accounts receivable approximates carrying value due to their short-term maturity.

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

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Assets and liabilities carried at fair value on a recurring basis as of December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31, 2024
	Fair Value	Level 1	Level 2	Level 3

Financial Liabilities:
Private Placement Warrants	$1	$—	$1	$—
Public Warrants	120	120	—	—
Total Financial Liabilities	$121	$120	$1	$—

	December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and Cash Equivalents(1):
Money market funds	$2,917	$2,917	$—	$—
Total Financial Assets	$2,917	$2,917	$—	$—

Financial Liabilities:
Private Placement Warrants	$4	$—	4	$—
Public Warrants	391	391	—	—
Contingent Earn-out Shares liability	39	—	—	39
Total Financial Liabilities	$434	$391	$4	$39

____________
(1) Included in total cash and cash equivalents on the consolidated balance sheets.

The changes in the fair value of Level 3 financial liabilities during the year ended December 31, 2024 consisted of the following (in thousands):

Contingent Earn-out Shares Liability
Fair value at December 31, 2023	$39
Recognition of earn-out RSUs	—
Change in fair value during the period	(39)
Fair value at December 31, 2024	$—
Significant unobservable inputs related to Level 3 Earn-out Shares liability consisted of the following:

	December 31, 2024	December 31, 2023
Stock price	$3.24	$7.98
Stock price volatility	97%	80%
Expected term	1.64 years	2.64 years
Risk-free interest rate	4.2%	4.1%

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 19 — Net Loss per Share

Basic and diluted net loss per share for the years ended December 31, 2024 and 2023 consisted of the following (in thousands, except for per share amounts):

	December 31, 2024	December 31, 2023
Numerator:
Net loss	$(50,159)	$(75,843)
Net loss income attributable to common stockholders, basic	(50,159)	(75,843)
Net loss income attributable to common stockholders, diluted (1)	(50,159)	(75,843)
Denominator:
Basic(2)
Weighted average common shares outstanding, basic	7,500	5,787
Basic net loss per share	$(6.69)	$(13.11)
Diluted(2)
Weighted average common shares outstanding, diluted (1)	7,500	5,787
Diluted net loss per share	$(6.69)	$(13.11)
____________
(1) Net loss attributable to common stockholders, diluted during the years ended December 31, 2024 and 2023, excludes adjustments related to the change in fair value of derivative liabilities, interest expense and amortization of discounts and issuance costs related to Convertible Debentures. These adjustments were excluded from the calculation of diluted net loss per share as they would have an antidilutive effect (see Note 10 - Convertible Notes).

(2) Shares have been retrospectively adjusted for the 1-for-30 reverse stock split that occurred on December 6, 2023.

Potential ending shares outstanding that were excluded from the computation of diluted net loss per share because their effect was anti-dilutive as of December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Contingent earn-out shares	547	547
Common stock public and private warrants	628	628
Restricted stock units	1,531	603
Stock options	2	23
If-converted common stock from convertible debt	280	280

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 20 — Segment Reporting

The following table presents segment revenue, gross profit (loss), and net loss for the periods presented (in thousands):

	December 31, 2024	December 31, 2023
Revenues	$55,961	$44,523
Cost of goods sold	51,996	45,813
Gross profit (loss)	3,965	(1,290)
less:
Employee related	27,400	34,646
Facility and rent	4,530	2,615
Insurance	3,693	4,672
Depreciation	3,088	3,084
Professional services	3,093	5,494
Computer and software as a service	2,439	3,240
Research and development materials	1,603	4,577
Other(1)	3,993	5,347
Other (income) expense, net	4,561	12,047
Change in fair value of derivative instruments	(274)	(671)
Change in fair value of earn-out shares liability	(39)	(519)
Provision for income taxes	37	21
Segment net loss	$(50,159)	$(75,843)
____________
(1) Other includes bad debt expense, travel & entertainment, general and administrative freight, property/franchise taxes, and merchant fees.
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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out evaluations of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon each of their evaluations, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at the reasonable assurance level for the year ended December 31, 2024, due to the material weaknesses in our internal control over financial reporting discussed below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 and, in making this assessment, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Because of the material weaknesses described below, our management believes that, as of December 31, 2024, our internal control over financial reporting was not effective based on those criteria.

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

As disclosed in our prior year Annual Report on our Form 10-K for the year ended December 31, 2023, we identified material weaknesses in internal controls related to the ineffective operation of controls related to inventory management and revenue recognition.

As disclosed in our Form 10-Q for the quarter ended June 30, 2024, we completed remediation efforts to address the material weakness related to the revenue recognition. Additionally, for the quarter ended June 30, 2024, we identified a material weakness in internal controls related to the ineffective operation of controls related to payroll that resulted in errors in recording payroll accruals, which caused liabilities and expenses to be understated for the three months ended March 31, 2024. As of December 31, 2024, we have completed remediation efforts to address the material weakness in recording payroll accruals, which included adding additional controls over the payroll accrual process and over the review and approval of the payroll accrual.

During the financial reporting close process for the year ended December 31, 2024, Management identified additional material weaknesses in the design and operation of the Company’s internal controls over financial reporting related to three areas, specifically, inventory management, revenue recognition, and information technology (IT) general controls. We believe these material weaknesses were caused by turnover of accounting, operations and IT positions within the Company’s organization, resulting in the inability of Company accounting personnel who have recently assumed new and additional responsibilities, to identify, evaluate and address technical accounting and disclosure matters that affect our consolidated financial statements on a timely basis. Due to Management’s efforts to reduce costs and preserve liquidity, the Company was not able to develop and retain sufficient resources to fulfill internal control responsibilities, resulting in the lack of a sufficient complement of personnel with an appropriate degree of knowledge and experience. Management has determined that these deficiencies are related to insufficient internal resources in technical accounting and financial reporting impacting our internal control over financial reporting for the year ended December 31, 2024.

Based on the results of our evaluation and the material weaknesses described above, Management concluded that the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP as of December 31, 2024.

Notwithstanding these material weaknesses, Management has concluded that our audited consolidated financial statements included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented therein.

Remediation of Material Weakness in Internal Control Over Financial Reporting

In order to remediate these material weaknesses in internal control over financial reporting related to the ineffective design and operation of controls related to inventory management, revenue recognition and IT general controls, Management is implementing financial reporting control changes to address these material weaknesses. Management is implementing remediation steps to improve its disclosure controls and procedures and its internal controls over financial reporting, including further documenting and implementing control procedures to address the identified risks of material misstatements, and implementing monitoring activities over such control procedures. We believe we are on schedule to remediate the material weaknesses during the year ended December 31, 2025. Remediation efforts are expected to include the following:

•Adding qualified resources and improved training over the inventory management and revenue recognition processes;
•Adding qualified resources to ensure proper segregation of duties over IT systems, processes and controls
•Partnering with external consultants specializing in public company control compliance to assess and implement additional controls over the inventory management and revenue recognition processes, and over IT general controls.

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

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information
Insider Trading Arrangements
During the three months ended December 31, 2024, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions, or written plans for the purchase or sale of our securities set forth in the table below:

	Date	Action	Rule 10b5-1(1)	Expiration Date	Total Shares of Common Stock to be Sold(2)
Christen Romero General Counsel	12/2/2024	Termination(3)	Yes	12/2/2024	165,000
Christen Romero General Counsel	12/2/2024	Adoption(3)	No	12/10/2025	145,000
____________
(1) Contract, instruction, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

(2) Based solely on the terms of the applicable trading arrangement, as adjusted for any securities covered thereby that were sold otherwise than through the trading arrangement, itself.

(3) Mr. Romero sold 20,000 shares of Common Stock on December 2, 2024 (the “Directed Sales”) outside of the Rule 10b5-1 trading arrangement he had adopted in September 2024 (the “Romero 10b5-1 Plan”), during an open trading window and with pre-clearance in accordance with our Amended and Restated Insider Trading Policy. The Directed Sales had the effect of transforming his trading arrangement from a Rule 10b5-1 trading arrangement to a non-Rule10b5-1 trading arrangement. Accordingly, as of December 2, 2024, the Romero 10b5-1 Plan was deemed terminated, and Mr. Romero was deemed to have adopted a non-Rule 10b5-1 trading arrangement with respect to the remaining securities covered thereby.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2024 and delivered to stockholders in connection with our 2025 annual meeting of stockholders.
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

Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2024 and delivered to stockholders in connection with our 2025 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2024 and delivered to stockholders in connection with our 2025 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2024 and delivered to stockholders in connection with our 2025 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2024 and delivered to stockholders in connection with our 2025 annual meeting of stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)Financial Statements

See Index to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

(b)Financial Statement Schedule

All financial statement schedules are omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

(c)Exhibits

The documents listed in the Exhibit Index of this Report are incorporated by reference or are filed with this Report.

EXHIBIT INDEX

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

10.14#
Amendment to Offer Letter between Christen Romero and Xos, Inc., dated November 21, 2023 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on March 29, 2024).

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

10.22
Form of Voting Support and Lock-Up Agreement, dated as of January 11, 2024, by and between Electrameccanica Vehicles Corp. and certain holders of shares of common stock of Xos, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 12, 2024).

10.23
Form of Voting Support and Lock-Up Agreement, dated as of January 11, 2024, by and between Xos, Inc. and certain holders of shares of common stock of ElectraMeccanica Vehicles Corp. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 12, 2024).

10.24#	Xos, Inc. 2018 Stock Plan (incorporated by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-8 filed on October 26, 2021).
19.1*	Xos, Inc. Amended and Restated Insider Trading Policy.
21.1*	List of Subsidiaries.
23.1*	Consent of Grant Thornton LLP.
24.1*	Power of Attorney (included on signature page hereto).
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
97.1	Xos, Inc. Incentive Compensation Recoupment Policy effective as of November 15, 2023 (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed March 29, 2024).
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
____________
* Filed herewith.
** Furnished herewith.

+ Schedules and exhibits have been omitted pursuant to Item 601 (b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
# Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10–K Summary.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2025.

XOS, INC.
By:	/s/ Dakota Semler
Name:	Dakota Semler
Title:	Chief Executive Officer (Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Dakota Semler and Liana Pogosyan, and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments and supplements to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dakota Semler	Chief Executive Officer, Chairman (Principal Executive Officer)	March 31, 2025
Dakota Semler

/s/ Liana Pogosyan	Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2025
Liana Pogosyan

/s/ Giordano Sordoni	Chief Operating Officer, Director	March 31, 2025
Giordano Sordoni

/s/ Alice K. Jackson	Director	March 31, 2025
Alice K. Jackson

/s/ Stuart Bernstein	Director	March 31, 2025
Stuart Bernstein

/s/ Luisa Ingargiola	Director	March 31, 2025
Luisa Ingargiola

/s/ George N. Mattson	Director	March 31, 2025
George N. Mattson

/s/ Dietmar Ostermann	Director	March 31, 2025
Dietmar Ostermann

/s/ Ed Rapp	Director	March 31, 2025
Ed Rapp

/s/ Michael Richardson	Director	March 31, 2025
Michael Richardson