Form 10-K/A
period 2024-12-31
Xos, Inc.
filed 2025-04-18
CIK 1819493

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
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends our Annual Report on Form 10-K for the fiscal year ended December 30, 2024 that was originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025 (the “Original Form 10-K” and, as amended hereby, the “Report”). This Amendment No. 1 is being filed solely to:
•include the information omitted from Part III, Items 10, 11, 12, 13 and 14) of the Original Form 10-K in reliance upon General Instruction G(3) to Form 10-K;
•delete the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K; and
•file new certifications of our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Amendment No. 1 under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of such certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.
No other changes have been made to the Original Form 10-K. This Amendment No. 1 speaks as of the date of the Original Form 10-K and does not reflect other events that may have occurred after the date of the Original Form 10-K or modify or update any disclosures that may have been affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and the registrant’s other filings with the SEC.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The following table sets forth the name, age and position of each of our executive officers and directors as of March 31, 2025:

Name	Age	Position
Executive Officers
Dakota Semler	33	Chief Executive Officer, Chair of our Board of Directors
Giordano Sordoni	33	Chief Operating Officer, Director
Liana Pogosyan	41	Acting Chief Financial Officer
Non-Employee Directors
Stuart Bernstein(1)(2)	61	Director
Luisa Ingargiola(1)	57	Director
Alice K. Jackson(1)(3)	46	Director
George N. Mattson(1)(2)(3)(4)	59	Director
Dietmar Ostermann(2)	63	Director
Ed Rapp(1)(2)	68	Director
Michael Richardson(3)	68	Director
__________________
(1) Member of our Audit Committee.
(2) Member of our Compensation Committee.
(3) Member of our Nominating and Corporate Governance Committee.
(4) Lead independent director.

Executive Officers
Dakota Semler. Mr. Semler has served as our Chief Executive Officer and the Chair of our Board since August 2021. Mr. Semler is a Co-Founder of Xos and served as Chief Executive Officer and a director of Legacy Xos (as defined below) from September 2016 to August 2021. Prior to Xos, Mr. Semler served as Chief Executive Officer of Malibu Management Services, a hospitality operator, and Bucket List Experiences, a tour operator company from 2014 to 2016. Mr. Semler was also an independent contractor for TSG Group, a real estate holding company, from 2014 to 2016. Mr. Semler attended California State University and George Washington University.
Giordano Sordoni. Mr. Sordoni has served as our Chief Operating Officer and a member of our Board since August 2021. Mr. Sordoni is a Co-Founder of Xos and served as Chief Operating Officer and a director of Legacy Xos from September 2016 to August 2021. Prior to Xos, Mr. Sordoni served as Co-Founder at Calibur Inc., a startup consulting business advising early-stage businesses, from August 2015 to August 2016. Mr. Sordoni was Director of Marketing at Malibu Family Wines, a wine production company, from July 2014 to June 2016. Mr. Sordoni holds a B.A. in International Business and Marketing from George Washington University.
Liana Pogosyan. Ms. Pogosyan has served as our Vice President of Finance and Acting Chief Financial Officer since May 2023, and previously served as our Controller from January 2022 to May 2023. Prior to Xos, Ms. Pogosyan was at Marcus & Millichap, Inc., a national real estate brokerage firm, from May 2013 to January 2022, where she served in a variety of positions before becoming their Vice President, Operations Controller and Financial Reporting. Prior to that, Ms. Pogosyan served as an Audit Manager at KPMG LLP, an accounting and advisory firm, followed by serving as the Manager Corporate Reporting at Ixia, a global test and networking company. Ms. Pogosyan sits on the board of AbilityFirst, a 501(c)(3) nonprofit. Ms. Pogosyan holds a Master’s degree in Business Administration from the University of California at Los Angeles, a Bachelor’s degree in Accounting from the University of Southern California, and is a Certified Public Accountant.

Non-Employee Directors
Stuart Bernstein. Mr. Bernstein has served as a member of our Board since October 2022. Mr. Bernstein is the Founder and Managing Member of Sustainable Capital LLC, a sustainable investment firm. Prior to that, he was a long-time partner at Goldman Sachs & Co. (“Goldman Sachs”), where during his 25-year career he founded and managed the Clean Technology and Renewables Group within the investment banking division, working with many of the firm’s corporate and investor clients focused on sustainability. He also ran the Venture Capital Coverage effort, was co-head of Equity Capital Markets and Global Head of the Technology Capital Markets Team where he advised on capital markets strategies and transactions with hundreds of late-stage private and early-stage public growth companies. Mr. Bernstein is also: Strategic Advisor to G2VP, a sustainable venture and growth investment firm; Senior Advisor to Story3 Capital Partners, a consumer, commerce, and content private equity firm; Advisory Board Member of Kimpact, a national affordable housing fund with a focus on environmental and social impact; Strategic Advisor to Corner Development Founders, pursuing real estate redevelopment through tenant upgrades, multi-family additions and sustainable improvements; and Advisory Board Member to Upwell Water, a company committed to creating tech-enabled water resources and infrastructure to solve the World’s water needs. Mr. Bernstein has been a Board Member of the Haas School of Business since January 2008, served as a Trustee of the University of California, Berkeley from September 2012 to August 2021, and served on the Advisory Board of the Lawrence Berkeley National Lab from August 2018 to December 2020. Previously, Mr. Bernstein served as an advisor to our predecessor company, NextGen Acquisition Corporation (“NextGen”), and NextGen Acquisition Corp II, another special purpose acquisition company (“NextGen II”). Mr. Bernstein earned a B.S., Phi Beta Kappa, from the University of California, Berkeley and an MBA and MPA from the Harvard Business School and the Harvard Kennedy School, respectively.
Luisa Ingargiola. Ms. Ingargiola has served as a member of our Board since March 2024, prior to which she served as a director of ElectraMeccanica Vehicles Corp. (“ElectraMeccanica”) since March 2018. Since 2017, Ms. Ingargiola has served as the Chief Financial Officer of Avalon GloboCare Corp. (Nasdaq: ALBT), a leading biotech health care company that is developing cell-based therapeutic and diagnostic technologies for cancer and other diseases. From 2007 through 2016, Ms. Ingargiola served as the Chief Financial Officer and then a member of the board of directors at MagneGas Corporation (previously listed on Nasdaq: MNGA). Prior to 2007, Ms. Ingargiola held various roles as Budget Director and Investment Analyst in several private companies. She currently serves as a director and audit committee chair for several public companies, including Dragonfly Energy Holdings Corp. (Nasdaq: DFLI), Vision Marine Technologies, Inc. (Nasdaq: VMAR), and BioCorRx Inc. (OTCQB: BICX), and previously served on the boards of directors of AgEagle (NYSE: UAVS), Progress Acquisition Corporation (previously listed on Nasdaq: PGRWU), and Siyata Mobile Inc. (Nasdaq: SYTA). Ms. Ingargiola graduated from Boston University with a bachelor’s degree in Business Administration and a concentration in Finance. She also received a Master of Health Administration from the University of South Florida.
Alice K. Jackson. Ms. Jackson has served as a member of our Board since December 2021. In April 2025, Ms. Jackson began serving as VP – Grid Modeling Initiative of Breakthrough Energy. Previously, Ms. Jackson served as Senior Vice President, System Strategy and Chief Planning Officer at Xcel Energy Inc. (Nasdaq: XEL), a major U.S. electricity and natural gas company, from June 2022 to March 2025. From May 2018 to June 2022, she served as President of Xcel Energy - Colorado. From September 2016 to May 2018, she served as Associate Vice President of Strategic Revenue Initiatives at Xcel Energy Inc. Ms. Jackson is chair of the board of directors of the Smart Electric Power Alliance, and sits on the boards of the Denver Museum of Nature and Science, Mile High United Way, Colorado Concern, and the American Red Cross CO/WY Chapter. Ms. Jackson received a B.S. in Management Information Systems from Texas A&M University and completed the Harvard Business School Program for Leadership Development.
George N. Mattson. Mr. Mattson has served as a member of our Board since August 2021, prior to which Mr. Mattson served as a director of NextGen since October 2020. Mr. Mattson has served as the Chief Executive Officer and director of Wheels Up Experience Inc. (NYSE: UP), a leading provider of on-demand private aviation in the U.S., since September 2023. Mr. Mattson is a private investor in public and private companies and was the co-founder and co-Chairman of NextGen and NextGen II prior to their mergers in 2021 with Xos, Inc. and Virgin Orbit Holdings, respectively. Mr. Mattson served as a Partner and Co-Head of the Global Industrials Group in Investment Banking at Goldman, Sachs & Co. from November 2002 through August 2012. Mr. Mattson joined Goldman Sachs in 1994 and served in a variety of positions before becoming Partner and Co- Head of the Global Industrials Group. Mr. Mattson formerly served as a director of Delta Air Lines, Inc. (NYSE: DAL) from October 2012 to October 2023, Virgin Galactic Holdings, Inc. (NYSE: SPCE) from October 2019 to June 2023, and Virgin Orbit Holdings, Inc. (Nasdaq: VORB) from December 2021 to August 2023, NextGen II from January 2021 to December 2021 and Air France-KLM S.A. (PAR: AF) from 2017 until February 2021. Mr. Mattson holds a B.S. degree in Electrical Engineering from Duke University and an M.B.A. from the Wharton School of the University of Pennsylvania.
Dietmar Ostermann. Mr. Ostermann has served as a member of our Board since March 2024, prior to which he served as a director of ElectraMeccanica since July 2022. Mr. Ostermann has consulted for a wide range of original equipment manufacturers (including Navistar, Daimler Truck, Proterra, Ashok Leyland, FAW, GM, Ford, Stellantis, Rivian, BMW, Mercedes, VW, Nissan and Hyundai) as well as many auto suppliers (including American Axle, Dana, Denso, Magna, Metalsa, and ZF) on topics of business strategy, product development and operations improvement. Mr. Ostermann most recently served as PricewaterhouseCoopers’s (“PwC’s”) Global and US Auto Advisory Leader based in Detroit, MI for 11 years. Prior to PwC, he led the global auto practice of management consulting firm PRTM in Boston, MA. Prior to that, he spent 17 years at the management consulting firm A.T. Kearney in the United States and Germany, where he served as Chief Executive Officer for three years. Mr. Ostermann currently serves as an independent director for auto suppliers Shape Corp and North American Stamping Group. Mr. Ostermann holds a bachelor’s degree in Industrial Engineering and Business from the University of Hamburg in Germany and a master’s degree in industrial and Systems Engineering and Business from the University of Southern California.
Ed Rapp. Mr. Rapp has served as a member of our Board since August 2021. Prior to his retirement in 2016, Mr. Rapp was a Caterpillar Inc. (NYSE: CAT) Group President. During his time in the Caterpillar executive office, Mr. Rapp led Resource Industries and Construction Industries and served as the company’s Chief Financial Officer. Mr. Rapp also serves as a director of AbbVie, Inc. (NYSE: ABBV) and previously served as a director of FM Global. Mr. Rapp holds a BSBA in Finance from University of Missouri - Columbia.
Michael Richardson. Mr. Richardson has served as a member of our Board since March 2024, prior to which he served as Vice-Chair of the ElectraMeccanica board of directors, of which he was a member since November 2022. Mr. Richardson served as Interim Chief Executive Officer of Dura Automotive, an independent designer and manufacturer of automotive components, from March 2020 to September 2020. Mr. Richardson served as President of Nexteer Automotive from June 2016 to January 2020 and also served as Executive Board Director of Nexteer Automotive from April 2013 to January 2020. Mr. Richardson has been serving as a director of Shape Corporation since February 2018, and served as a director of Dura Automotive Systems LLC from September 2020 to December 2024. Mr. Richardson holds a bachelor’s degree in Mechanical Engineering from Kettering University and a master’s degree in Business Administration from Central Michigan University.
Board Composition
Our business and affairs are organized under the direction of our Board. The primary responsibilities of our Board are to provide oversight, strategic guidance, counseling and direction to our management. Our Board meets on a regular basis and additionally as required.
In accordance with the terms of our Certificate of Incorporation, our Board is divided into three classes: Class I, Class II and Class III, with only one class of directors being elected in each year and each class serving a three-year term. Under our Certificate of Incorporation and our Bylaws, vacancies on our Board may be filled by a majority of the directors then in office, even though less than a quorum of our Board, or by a sole remaining director. A director elected by our Board to fill a vacancy in a class, including vacancies created by an increase in the number of directors, shall serve for the remainder of the full term of that class and until the director’s successor is duly elected and qualified. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted for the election of directors can elect all of the directors to be elected in such election.
Our Board is divided into the following classes:
•Class I, which consists of Luisa Ingargiola, Ed Rapp and Michael Richardson, whose terms will expire at our annual meeting of stockholders to be held in 2025;
•Class II, which consists of Alice K. Jackson, George N. Mattson and Giordano Sordoni, whose terms will expire at our annual meeting of stockholders to be held in 2026; and
•Class III, which consists of Stuart Bernstein, Dietmar Ostermann and Dakota Semler, whose terms will expire at our annual meeting of stockholders to be held in 2027.
At each annual meeting of stockholders to be held, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following their election and until their successors are duly elected and qualified. This classification of our Board may have the effect of delaying or preventing changes in our control or management. Our directors may be removed only for cause by the affirmative vote of the holders of at least a majority of our voting stock.

Board Membership Criteria
Our Board considers director nominee recommendations from the Nominating and Corporate Governance Committee of our Board (the “Nominating and Corporate Governance Committee”). Director candidates should have certain minimum qualifications, including being able to read and understand basic financial statements and having the highest personal integrity and ethics. In considering candidates recommended by the Nominating and Corporate Governance Committee, our Board also considers factors such as: (i) possessing relevant expertise upon which to be able to offer advice and guidance to management; (ii) having sufficient time to devote to our affairs; (iii) demonstrating excellence in his or her field; (iv) having the ability to exercise sound business judgment; (v) experience as a board member or executive officer of another publicly held company; and (vi) having a diverse personal background, perspective, and experience. Our Board reviews candidates for director nomination in the context of the current composition of our Board, our operating requirements and the long-term interests of our stockholders.
The Nominating and Corporate Governance Committee appreciates the value of thoughtful Board refreshment, and regularly identifies and considers qualities, skills and other director attributes that would enhance the composition of our Board. In the case of incumbent directors whose terms of office are set to expire, the Committee reviews these directors’ overall service to the Company during their terms, including the number of meetings attended, level of participation, quality of performance and any other relationships and transactions that might impair the directors’ independence. To compile a list of potential director candidates, the Nominating and Corporate Governance Committee uses its network of contacts and may also engage, if it deems appropriate, a professional search firm. The function of the professional search firm would be to identify potential candidates, including those with diverse attributes, facilitate meetings with the candidates, conduct diligence regarding the candidate and confirm such candidate’s background. After identifying the potential candidates, the Nominating and Corporate Governance Committee, or the third-party search firm, if used, would then conduct any appropriate and necessary inquiries into the backgrounds and qualifications of such possible candidates after considering the function and needs of our Board.
The Nominating and Corporate Governance Committee also determines whether the director candidate is independent for purposes of the Nasdaq Stock Market (“Nasdaq”), which determination is based upon applicable Nasdaq listing rules, applicable SEC rules and regulations and the advice of counsel, if necessary. The Nominating and Corporate Governance Committee would then meet to discuss and consider the candidates’ qualifications and then select a nominee for recommendation to our Board by majority vote.
The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders. The Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether or not the candidate was recommended by a stockholder. Stockholders who wish to recommend individuals for consideration by the Nominating and Corporate Governance Committee to become nominees for election to our Board may do so by delivering a written recommendation to the Nominating and Corporate Governance Committee at the following address: 3550 Tyburn Street, Los Angeles, CA 90065, Attention: General Counsel, in accordance with the timeline outlined in our Bylaws. Submissions must include, among other things, the full name of the proposed nominee, a description of the proposed nominee’s business experience for at least the previous five years, complete biographical information, a description of the proposed nominee’s qualifications as a director and a representation that the nominating stockholder is a beneficial or record holder of our stock and has been a holder for at least one year. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.
Director Independence
Each of the directors on our Board other than Dakota Semler and Giordano Sordoni qualifies as an independent director, as defined under the Nasdaq listing rules, and our Board consists of a majority of “independent directors,” as defined under the rules of the SEC and Nasdaq listing rules relating to director independence requirements. In addition, we are subject to the rules of the SEC and Nasdaq relating to the membership, qualifications and operations of the Audit Committee of the Board (the “Audit Committee”).
As required under the Nasdaq listing standards, a majority of the members of a listed company’s Board must qualify as “independent,” as affirmatively determined by our Board. Our Board consults with the Company’s counsel to ensure that our Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.
Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, our Board has affirmatively determined that the following seven directors are independent directors within the meaning of the applicable Nasdaq listing standards: Mr. Bernstein; Ms. Ingargiola; Ms. Jackson; Mr. Mattson; Mr. Ostermann; Mr. Rapp; and Mr. Richardson. Burt Jordan, who left the Board during 2024, was determined to be “independent” during the period he served on the Board in 2024. In making these determinations, our Board considered the current and prior relationships that each director has with us and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our shares by each director and the transactions described in the section titled “Certain Related Person Transactions” and found that none of these directors or nominees for director had a material or other disqualifying relationship with the Company.
Board Leadership Structure
Our Board is currently chaired by the Chief Executive Officer of the Company, Mr. Semler. Our Board has also appointed Mr. Mattson as lead independent director.
The Company believes that combining the positions of Chief Executive Officer and Chair helps to ensure that our Board and management act with a common purpose. In the Company’s view, separating the positions of Chief Executive Officer and Chair has the potential to give rise to divided leadership, which could interfere with good decision-making or weaken the Company’s ability to develop and implement strategy. Instead, the Company believes that combining the positions of Chief Executive Officer and Chair provides a single, clear chain of command to execute the Company’s strategic initiatives and business plans. In addition, the Company believes that a combined Chief Executive Officer/Chair is better positioned to act as a bridge between management and our Board, facilitating the regular flow of information. The Company also believes that it is advantageous to have a Chair with an extensive history with and knowledge of the Company (as is the case with the Company’s Chief Executive Officer) as compared to a relatively less informed independent Chair.
Our Board appointed Mr. Mattson as the lead independent director to help reinforce the independence of our Board as a whole. The position of lead independent director has been structured to serve as an effective balance to a combined Chief Executive Officer/Chair. The lead independent director is empowered, among other duties and responsibilities, to approve agendas and meeting schedules for regular Board meetings, preside over Board meetings in the absence of the Chair, preside over and establish the agendas for meetings of the independent directors, act as liaison between the Chair and the independent directors, approve information sent to our Board, preside over any portions of Board meetings at which the evaluation or compensation of the Chief Executive Officer is presented or discussed and, as appropriate upon request, act as a liaison to stockholders. In addition, it is the responsibility of the lead independent director to coordinate between our Board and management with regard to the determination and implementation of responses to any problematic risk management issues. As a result, the Company believes that the lead independent director can help ensure the effective independent functioning of our Board in its oversight responsibilities. In addition, the Company believes that the lead independent director is better positioned to build a consensus among directors and to serve as a conduit between the other independent directors and our Chair, for example, by facilitating the inclusion on meeting agendas of matters of concern to the independent directors. In light of the Chief Executive Officer’s extensive history with and knowledge of the Company, and because our Board’s lead independent director is empowered to play a significant role in our Board’s leadership and in reinforcing the independence of our Board, the Company believes that it is advantageous for the Company to combine the positions of Chief Executive Officer and Chair.
Role of the Board in Risk Oversight/Risk Committee
One of the key functions of our Board is informed oversight of our risk management process. Our Board does not have a standing risk management committee, but rather administers this oversight function directly through our Board as a whole, as well as through various standing committees of our Board that address risks inherent in their respective areas of oversight. In particular, our Board is responsible for monitoring and assessing strategic risk exposure, including a determination of the nature and level of risk appropriate for us, and the Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps management will take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee also monitors compliance with legal and regulatory requirements. The Compensation Committee of our Board (the “Compensation Committee”) assesses and monitors whether our compensation plans, policies and programs comply with applicable legal and regulatory requirements.
Meetings of the Board of Directors
Our Board met 13 times, and acted by unanimous written consent in lieu of a meeting on four occasions, during fiscal year 2024. Each member of our Board attended 75% or more of the aggregate number of meetings of our Board and of the committees on which he or she served, held during the portion of the last fiscal year for which he or she was a director or committee member, except Ms. Ingargiola and Ms. Jackson, who attended 69% and 68% of such meetings, respectively.
As required under applicable Nasdaq listing standards, in fiscal year 2024, the Company’s independent directors met three times in regularly scheduled executive sessions at which only independent directors were present.
Board Committees
Our Board has established three standing committees: an Audit Committee; a Compensation Committee; and a Nominating and Corporate Governance Committee. Our Board adopted a charter for each of these committees, which complies with the applicable requirements of current Nasdaq rules. We will comply with future requirements to the extent they will be applicable to us. Copies of the charters for each committee are available on the investor relations portion of our website at https://www.xostrucks.com/corporate-governance. The information provided on, or accessible through, our website is not a part of this Annual Report on Form 10-K, nor is such information incorporated by reference herein, and such information should not be relied upon in determining whether to make an investment in our common stock.
Audit Committee
The Audit Committee consists of Ed Rapp, Stuart Bernstein, Luisa Ingargiola, Alice K. Jackson and George Mattson. Ms. Ingargiola was appointed to the Audit Committee on May 13, 2024. Our Board determined that each of the members of the Audit Committee satisfies the independence requirements of Nasdaq and Rule 10A-3 under the Exchange Act. Each member of the Audit Committee can read and understand fundamental financial statements in accordance with Nasdaq audit committee requirements. In arriving at this determination, our Board examined each Audit Committee member’s scope of experience and the nature of their prior and/or current employment.
Mr. Rapp serves as the chair of the Audit Committee. Our Board determined that each of Ms. Ingargiola and Mr. Rapp qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of Nasdaq listing rules. In making this determination, our Board considered such director’s formal education and previous experience in financial roles. Both our independent auditors and management periodically meet privately with the Audit Committee.
The Audit Committee met five times, and acted by unanimous written consent on six occasions, during fiscal year 2024 and is actively involved in the review and oversight of the Company’s financials, the development of the Company’s internal controls and accounting functions, among the committee’s other responsibilities.
The functions of this committee include, among other things:
•oversee the Company’s accounting and financial reporting processes, systems of internal control, financial statement audits and the integrity of the Company’s financial statements;
•manage the selection, engagement terms, fees, qualifications, independence, and performance of the Company’s auditors;
•maintain and foster an open avenue of communication with the Company’s management, internal audit function and auditors;
•review any reports or disclosures required by applicable law and stock exchange listing requirements;
•oversee the design, implementation, organization and performance of the Company’s internal audit function;
•help the Board oversee the Company’s legal and regulatory compliance, including risk assessment and management practices and policies;
•provide regular reports and information to the Board;
•review with management and the auditors the results of the Company’s annual financial statement audit;
•review the annual audited financial statements and the quarterly financial statements and recommend to the Board whether the proposed annual audited financial statements should be included in the Company’s Annual Report on Form 10-K;

•review the Company’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in its periodic reports to be filed with the SEC;
•review any proposed earnings press releases and other financial information and guidance regarding the Company’s results of operations to be provided publicly or to ratings agencies;
•review significant issues regarding accounting principles and financial-statement presentation;
•review the Company’s processes and policies on risk identification, management and assessment in all areas of the Company’s business, including financial and accounting;
•confer with management and the auditors concerning the scope, design, adequacy and effectiveness of internal control over financial reporting and the Company’s disclosure controls and procedures;
•oversee procedures for receiving, retaining and investigating complaints regarding accounting, internal accounting controls or auditing matters or other complaints or submissions delegated to the committee by the Board;
•review the results of management’s efforts to monitor compliance with the Company’s programs and policies designed to ensure compliance with applicable laws and stock exchange listing requirements;
•review and approve, in accordance with the Company’s policies, any related party transaction as defined by applicable law or stock exchange listing requirements; and
•evaluate the committee’s performance and review and assess the adequacy of the committee’s charter and recommend any proposed changes to the Board for its consideration.
Our Board has adopted a written Audit Committee charter that is available to stockholders on our website at https://www.xostrucks.com/corporate-governance.
Compensation Committee
The Compensation Committee consists of George Mattson, Stuart Bernstein, Dietmar Ostermann and Ed Rapp. Mr. Mattson served as the chair of the Compensation Committee throughout 2024. Mr. Ostermann was appointed to the Compensation Committee on May 13, 2024, and, effective April 3, 2025, Mr. Mattson stepped down as chair of the Compensation Committee and the Board appointed Mr. Ostermann as the new chair. Our Board has determined that each of the members of the Compensation Committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act and satisfies the independence requirements of Nasdaq.
The Compensation Committee met three times, and acted by unanimous written consent on six occasions, during fiscal year 2024 and is actively involved in our reviewing and defining our approach to compensation, including overall and executive compensation.
The functions of the committee include, among other things:
•help the Board oversee the Company’s compensation policies, plans and programs with a goal to attract, incentivize, retain and reward top quality executive management and employees;
•review and determine the compensation to be paid to the Company’s executive officers and directors;
•when required, review and discuss with management the Company’s compensation disclosures in the “Compensation Discussion and Analysis” section of the Company’s annual reports, registration statements, proxy statements or information statements filed with the SEC;
•when required, prepare and review the committee report on executive compensation included in the Company’s annual proxy statement in accordance with applicable rules and regulations of the SEC;
•review, oversee and approve (or make recommendations to the Board for approval of) the Company’s overall compensation strategy and policies;

•review and approve (or make recommendations to the Board for approval of) the compensation and other terms of employment of the Company’s Chief Executive Officer and evaluate the Chief Executive Officer’s performance in achieving corporate performance goals and objectives;
•review and approve (or make recommendations to the Board for approval of) the compensation, individual and corporate performance goals and objectives and other terms of employment of the Company’s other executive officers and evaluate their individual performance;
•develop and periodically review with the Company’s Chief Executive Officer the plans for succession for the Company’s executive officers (with the exception of the Chief Executive Officer);
•review and recommend to the Board for its approval the type and amount of compensation to be paid or awarded to Board members;
•adopt, amend, terminate, and administer the Company’s equity awards, pension, and profit sharing plans, bonus plans, benefit plans and other similar programs; and
•evaluate the committee’s performance and review and assess the adequacy of the committee’s charter and recommend any proposed changes to the Board for its consideration.
The composition and function of the Compensation Committee comply with all applicable requirements of the Sarbanes-Oxley Act, SEC rules and regulations and Nasdaq listing rules. We will comply with future requirements to the extent they become applicable to us.
Our Board has adopted a written Compensation Committee charter that is available to stockholders on our website at https://www.xostrucks.com/corporate-governance.
Compensation Committee Processes and Procedures
Typically, the Compensation Committee meets on a regular schedule several times per year. The agenda for each meeting is usually developed in coordination with the Chair of the Compensation Committee, in consultation with the Chief Executive Officer, the General Counsel and, as applicable, outside compensation consultants. Various members of management and other employees as well as outside advisors or consultants may be invited by the Compensation Committee to make presentations, to provide financial or other background information or advice or to otherwise participate in Compensation Committee meetings.
The Chief Executive Officer does not participate in, and is not present during, any deliberations or determinations of the Compensation Committee regarding his compensation or individual performance objectives. The charter of the Compensation Committee grants the Compensation Committee full access to all of our books, records, facilities, and personnel. In addition, under the charter, the Compensation Committee has the authority to obtain, at our expense, advice and assistance from compensation consultants and internal and external legal, accounting or other advisors and other external resources that the Compensation Committee considers necessary or appropriate in the performance of its duties.
Generally, the Compensation Committee’s process comprises two related elements: the determination of compensation levels and the establishment of performance objectives for the current year. For executives other than the Chief Executive Officer, the Compensation Committee solicits and considers evaluations and recommendations submitted to our Compensation Committee by the Chief Executive Officer. For all executives and directors as part of its deliberations, the Compensation Committee may review and consider, as appropriate, materials such as financial reports and projections, operational data, tax and accounting information, tally sheets that set forth the total compensation that may become payable to executives and directors in various hypothetical scenarios, and executive and director stock ownership information.
The Compensation Committee has the authority under its charter to retain outside consultants or advisors, as it deems necessary or advisable. In accordance with this authority, during fiscal year 2023 the Compensation Committee had engaged the services of Meridian LLP (“Meridian”) as its independent outside compensation consultant to provide services to our Board, including market-based analysis of executive compensation arrangements for our management team.
Neither Meridian nor any of its affiliates had or maintain any other direct or indirect business relationships with us or any of our subsidiaries. The Compensation Committee evaluated whether any work provided by Meridian raised any conflict of interest for services performed during 2023 and determined that it did not.

During 2023, Meridian’s services were limited to advising on executive and director compensation, employee equity plans, and other broad-based plans that do not discriminate in scope, terms, or operation, in favor of our executive officers or directors, and that are available generally to all salaried employees.
Compensation Committee Interlocks and Insider Participation
Throughout 2024, the Compensation Committee consisted of George Mattson (chair), Stuart Bernstein and Ed Rapp. In addition, Dietmar Ostermann was appointed to the Compensation Committee on May 13, 2024 and served through the remainder of the year. Burt Jordan also served on the Compensation Committee until his resignation from our Board on March 25, 2024. None of the members of the Compensation Committee is currently, or has been at any time, one of our officers or employees. None of our executive officers currently serves, or has served during the last year, as a member of our Board or compensation committee of any entity that has one or more executive officers serving as a member of our Board or Compensation Committee.
Nominating and Corporate Governance Committee
The Nominating and Corporate Governance Committee consists of Alice K. Jackson, George Mattson and Michael Richardson. Ms. Jackson serves as the chair of the Nominating and Corporate Governance Committee. Mr. Richardson was appointed to the Nominating and Corporate Governance Committee on May 13, 2024. Our Board has determined that each of the members of the Nominating and Corporate Governance Committee satisfies the independence requirements of Nasdaq.
The functions of this committee include, among other things:
•help the Board oversee the Company’s corporate governance functions and develop, update as necessary and recommend to the Board the governance principles applicable to the Company;
•identify, evaluate and recommend and communicate with candidates qualified to become Board members or nominees for directors of the Board consistent with criteria approved by the Board;
•periodically review the performance of the Board, including the Board committees and management, and make recommendations to the Board for areas of improvement;
•oversee the Board’s committee structure and operations, including authority to delegate to subcommittees and committee reporting to the Board;
•periodically review and make recommendations to the Board regarding the Company’s process for stockholder communications with the Board;
•consider possible conflicts of interest of officers and directors as set forth in the Company’s Code of Conduct, and make recommendations to the Board to prevent, minimize or eliminate such conflicts of interest;
•periodically review and assess the Company’s corporate governance guidelines and the Code of Conduct, and, as appropriate, will recommend changes to the Board for its consideration;
•develop and periodically review with the Company’s Chief Executive Officer the plans for succession for the Company’s Chief Executive Officer, as it sees fit, and make recommendations to the Board with respect to the selection of appropriate individuals to succeed to this position;
•consider the Board’s leadership structure, including the separation of the chairperson of the Board and Chief Executive Officer roles and/or appointment of a lead independent director of the Board, either permanently or for specific purposes, and make such recommendations to the Board with respect thereto as the Committee deems appropriate;
•periodically review the processes and procedures used by the Company to provide information to the Board and its committees and the scope of such information and make recommendations to the Board and management for improvement as appropriate; and
•evaluate its performance and review and assess the adequacy of the committee’s charter and recommend any proposed changes to the Board for its consideration.

The composition and function of the Nominating and Corporate Governance Committee comply with all applicable requirements of the Sarbanes-Oxley Act, SEC rules and regulations and Nasdaq listing rules. We will comply with future requirements to the extent they become applicable to us.
Our Nominating and Corporate Governance Committee met one time, and acted by unanimous written consent on three occasions, during fiscal year 2024 and is actively involved in our governance and operations.
Our Board has adopted a written Nominating and Corporate Governance Committee charter that is available to stockholders on our website at https://www.xostrucks.com/corporate-governance.
Communications With the Board of Directors
Any stockholder or any other interested party who desires to communicate with our Board, or any specified individual director, may do so by directing such correspondence to the attention of our Corporate Secretary at our offices at 3550 Tyburn Street, Los Angeles, California 90065. Communications received are distributed to an independent Board member, as well as other members of our Board, as appropriate, depending on the facts and circumstances outlined in the communication received, within the discretion of our Secretary.
Limitation on Liability and Indemnification of Directors and Officers
Our Certificate of Incorporation eliminates our directors’ liability for monetary damages to the fullest extent permitted by applicable law. The Delaware General Corporation Law (“DGCL”) provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability:
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
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Based solely on our review of Section 16 reports filed with the SEC and written representations from certain reporting persons provided to us, we believe that all Section 16(a) SEC filing requirements applicable to our directors and executive officers the fiscal year ended December 31, 2024 were timely met, except for the following:
•An aggregate of eight Forms 4 filed on October 16, 2024 and December 13, 2024 by Dakota Semler, Giordano Sordoni, Liana Pogosyan and Christen Romero, were late in reporting shares withheld on October 10, 2024 and December 10, 2024, respectively, to satisfy tax withholding obligations in connection with the vesting of previously reported Restricted Stock Units (“RSUs”);

•Ms. Pogosyan’s Form 4 filed on December 13, 2024 was late in reporting a transaction on December 5, 2024 for the sale of common stock;
•One additional Form 4 filed by Mr. Romero, on July 26, 2024, was late in reporting shares withheld on July 10, 2024 to satisfy tax withholding obligations in connection with the vesting of previously reported RSUs; and
•An aggregate of two Forms 4 filed by George Mattson and Ed Rapp, on December 17, 2024, were late in reporting the grant of RSUs on October 10, 2024 in lieu of certain cash payments pursuant to our Third Amended and Restated Non-Employee Director Compensation Policy.
Code of Conduct for Employees, Executive Officers and Directors
Our Board adopted a Code of Conduct (the “Code of Conduct”), applicable to all of our employees, officers (including our principal executive officer, principal financial officer and principal accounting officer) and directors. The Code of Conduct is available on our website at https://www.xostrucks.com/corporate-governance. The Nominating and Corporate Governance Committee of our Board is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. Any amendments to the Code of Conduct, or any waivers of its requirements, that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, will be disclosed on our website within the time period required by the SEC.
Corporate Governance Guidelines
Our Board adopted the Corporate Governance Guidelines to assure that our Board will have the necessary authority and practices in place to review and evaluate our business operations as needed and to make decisions that are independent of our management. The guidelines are also intended to align the interests of directors and management with those of our stockholders. The Corporate Governance Guidelines set forth the practices our Board intends to follow with respect to Board composition and selection including diversity, Board meetings and involvement of senior management, Chief Executive Officer performance evaluation and succession planning, and Board committees and director compensation. The Corporate Governance Guidelines, as well as the charters for each committee of our Board, may be viewed on our website at https://www.xostrucks.com/corporate-governance.
Insider Trading and Hedging Policy
We have adopted the Amended and Restated Insider Trading Policy (the “Insider Trading Policy”) governing the purchase, sale, and/or other dispositions of our securities by our directors, officers and employees (including members of their immediate families and anyone with whom they share a household) that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any Nasdaq listing standards applicable to the Company. While the Insider Trading Policy does not apply to the Company directly, it is the Company’s practice to follow the same guidelines and restrictions on transactions involving our stock that apply to our directors, officers and employees.
Under the Insider Trading Policy, all of our directors, officers, employees and designated consultants are prohibited from engaging in short sales of our securities, trading in derivative securities, including buying or selling puts or calls on our securities, or otherwise engaging in any form of hedging or monetization transactions (such as prepaid variable forwards, equity swaps, collars and exchange funds) involving our securities. Our Insider Trading Policy does allow entering into any margin account arrangement or pledging our securities as collateral for a loan with prior approval by us.
The foregoing summary of our Insider Trading Policy does not purport to be complete and is qualified by reference to the full text of such policy, a copy of which can be found as Exhibit 19 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Report”).

Item 11. Executive Compensation
The following disclosure concerns the compensation arrangements of our named executive officers. As an “emerging growth company” as defined in the JOBS Act, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies.
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
For the year ended December 31, 2024, Xos’s named executive officers were:
•Dakota Semler - Chief Executive Officer;
•Giordano Sordoni - Chief Operating Officer; and
•Christen Romero - Former General Counsel and Secretary.
Summary Compensation Table
The following table sets forth information concerning the compensation of the named executive officers for the fiscal years ended December 31, 2023 and 2024. Award amounts in the following table and footnotes have been adjusted for the 1-for-30 reverse stock split (the “Reverse Stock Split”) of our common stock, par value $0.0001 per share (the “Common Stock”), on December 6, 2023, as necessary.

Name and Position	Year	Salary(1) ($)	Stock Awards(2) ($)	Bonus(3) ($)	Non-equity incentive plan compensation(4) ($)	All other compensation ($)		Total ($)
Dakota Semler Chief Executive Officer	2024	$392,308	$2,103,950	$106,250	$58,325	$30,000	(5)	$2,690,833
	2023	$416,827	$1,562,992	$—	$212,500	$39,538	(5)	$2,231,857
Giordano Sordoni Chief Operating Officer	2024	$346,154	$1,936,395	$93,750	$51,463	$—		$2,427,762
	2023	$375,000	$1,562,992	$—	$111,500	$—		$2,049,492
Christen Romero Former General Counsel and Secretary(6)	2024	$339,231	$1,078,353	$—	$—	$—		$1,417,584
	2023	$349,038	$894,691	$—	$91,500	$—		$1,335,229
__________________
(1)Salary amounts represent actual amounts paid during 2023 and 2024. Effective October 28, 2024, each of Messrs. Semler and Sordoni’s base salary rate was reduced by 50% and Mr. Romero’s base salary rate was reduced by 20%.
(2)Amounts reported represent the aggregate grant-date fair value of awards granted to our named executive officers during 2023 and 2024, computed in accordance with FASB ASC Topic 718 Compensation-Stock Compensation (“ASC 718”). Values included in this summary compensation table reflect the correct values of awards granted in 2023 as computed in accordance with ASC 718, which were previously reported inaccurately in our 2024 definitive proxy statement based on a different grant date than that determined in accordance with ASC 718. The assumptions used in calculating the grant-date fair value of the awards reported in this column are set forth in the notes to our consolidated financial statements. The amount does not reflect the actual economic value that may be realized by the named executive officer.
(3)On March 13, 2025, the Compensation Committee of the Company’s Board determined to award discretionary bonuses to participants in the 2024 Bonus Plan (as defined below) who remain employed by the Company at the time of payment, in the amounts that they would have earned under the 2024 Bonus Plan had the minimum targets for Operating Cash Flow and Gross Margin (as each term is defined below) been achieved.
(4)Comprise amounts paid pursuant to the annual cash bonus program based on performance in the applicable fiscal year, as described in “Cash Bonuses - Annual Cash Bonus Program” below.
(5)Consists of amounts related to Mr. Semler’s use of Xos administrative support for personal matters.
(6)Mr. Romero separated from the Company on January 10, 2025.
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
Our policies with respect to the compensation of our executive officers are administered by our Board in consultation with the Compensation Committee. Our compensation policies are designed to provide for compensation that is sufficient to attract, motivate and retain our executives and to establish an appropriate relationship between executive compensation and the creation of stockholder value.
Base Salary
Base salary is generally set at a level that is commensurate with the executive’s duties and authorities, contributions, prior experience and sustained performance. In connection with management’s efforts to reduce operating costs in order to conserve financial resources, our Chief Executive Officer and Chief Operating Officer accepted temporary reductions in their annual base salaries of approximately 50%, and our then General Counsel and Secretary accepted a temporary reduction in his annual base salary of approximately 20%, in each case effective as of October 28, 2024. The timing of any restoration of such base salaries for those who remain employed will be based on evolving business and economic conditions and will be made in consultation with, and pursuant to the consent of, the Board of Directors.
Cash Bonuses
Discretionary Cash Bonuses
From time to time, our Board or the Compensation Committee, in its discretion, may approve bonuses for our named executive officers based on individual performance, Company performance or as otherwise determined to be appropriate. On March 13, 2025, the Compensation Committee of our Board determined to award discretionary bonuses to participants in the 2024 Bonus Plan who remain employed by the Company at the time of payment. Such discretionary bonuses were awarded in recognition of Xos’s 2024 results falling just short of the minimum thresholds for payment under the Operating Cash Flow and Gross Margin performance criteria of the 2024 Bonus Plan in spite of unforeseen challenges encountered by the Company during 2024, and are in the respective amounts that the recipients would have earned under the 2024 Bonus Plan had the minimum targets for operating cash flow and gross margin, in fact, been achieved.
Annual Cash Bonus Program
Under the Xos, Inc. Amended and Restated 2021 Equity Incentive Plan (the “2021 Plan”), the Compensation Committee has established an annual cash bonus program with performance goals in order to tie executive bonuses to Company performance. In determining the target awards for our executives under our annual cash bonus program for 2024 (the “2024 Bonus Plan”), the Compensation Committee reviewed the executives’ job responsibilities, market data based on peer group benchmarking and internal equity.
The Compensation Committee selected the following four financial measures by which to assess 2024 performance for purposes of the awards under the 2024 Bonus Plan: (i) Operating Cash Flow; (ii) Revenue; (iii) Gross Margin; and (iv) Unit Deliveries.
The table below shows the selected financial performance measures, their respective weightings, and their respective performance goals.

			Performance Goals
Performance Criteria	Weighting	Unit	Below Low	Low	Baseline	High
Operating Cash Flow(1)	25%	USD (in thousands)	<(43,900)	(43,900)	(31,300)	(26,400)
Revenue(2)	25%	USD (in thousands)	<50,150	50,150	100,300	150,450
Gross Margin(3)	25%	USD (in thousands)	<6,850	6,850	13,700	20,550
Unit Delivery Volume(4)	25%	#	<400	400	615	820
Payout as Percentage of Weighted Portion of Target Annual Bonus		%	0%	50%	100%	200%
__________________
(1)“Operating Cash Flow” is defined as net cash used in operating activities.
(2)“Revenue” consists of product sales, inclusive of shipping and handling charges, net of estimates for customer allowances.
(3)“Gross Margin” is defined as net cash used in operating activities minus purchase of property and equipment.

(4)“Unit Delivery Volume” includes the number of vehicles (including leases) and powertrains delivered.
The table below shows the achievement for the selected financial performance measures, their respective weightings, and the total percentage payout.

Performance Criteria	Unit	Achievement	Criteria Payout Percentage	Weighting	Total Payout Percentage
Operating Cash Flow	USD (in thousands)	$(48,795)	—%	25%	—%
Revenue	USD (in thousands)	$55,961	54.9%	25%	13.7%
Gross Margin	USD (in thousands)	$3,965	—%	25%	—%
Unit Deliveries	#	297	—%	25%	—%

The table below shows the (i) 2024 target annual bonus amount and (ii) 2024 actual payout for each of our named executive officers under the 2024 Bonus Plan:

	2024 Target Amount	Total Payout Percentage	2024 Actual Payout
Dakota Semler Chief Executive Officer	$425,000	13.73	$58,325
Giordano Sordoni Chief Operating Officer	$375,000	13.73	$51,463
Christen Romero(1) Former General Counsel and Secretary	$183,000	n/a	$—
__________________
(1)Mr. Romero separated from Xos on January 10, 2025, and was not employed at the time of payment of the 2024 annual bonuses.
Benefits and Perquisites
We provide benefits to our named executive officers on the same basis as provided to all of our employees, including health, dental and vision insurance; life insurance; accidental death and dismemberment insurance; employee assistance program; life planning, financial and legal resources; and worldwide emergency travel assistance. We do not maintain any executive-specific benefit or executive perquisite programs other than as provided in the agreements described in “Agreements with Xos Named Executive Officers” below.
Other than the director and officer indemnity insurance coverage we maintain for our directors and officers, we do not maintain any executive-specific health and welfare benefit or perquisites.
Executive officers have access to an administrative assistant who, from time to time, may provide administrative support for personal matters of the executive officer, the benefit of which is based on the actual time spent and employment cost incurred.
Equity Awards
Xos, Inc. was initially incorporated on July 29, 2020 as a Cayman Islands exempted company under the name “NextGen Acquisition Corporation” (“NextGen”). On August 20, 2021, the transactions contemplated by the Agreement and Plan of Merger, as amended on May 14, 2021, by and among NextGen, Sky Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of NextGen (“Merger Sub”), and Xos, Inc., a Delaware corporation (now known as Xos Fleet, Inc., “Legacy Xos”), were consummated, whereby Merger Sub merged with and into Legacy Xos, the separate corporate existence of Merger Sub ceased and Legacy Xos became the surviving corporation and a wholly owned subsidiary of NextGen (the “Business Combination”). In connection with the Business Combination, NextGen’s name was changed to “Xos, Inc.”
Prior to the completion of the Business Combination, Legacy Xos issued options to purchase Legacy Xos common stock to employees and nonemployees, including our named executive officers, under the Xos, Inc. 2018 Stock Plan (the “2018 Plan”). Following the Business Combination, we issued and plan to continue issuing Restricted Stock Units (“RSUs”) to our employees and eligible nonemployees, including our named executive officers, under the 2021 Plan. Additionally, a significant portion of total compensation has traditionally been in the form of equity awards.
The Compensation Committee meets from time to time to consider and act with respect to equity compensation awards for the Company’s executive officers. The grant date is the date on which the Compensation Committee acts to approve the award, unless the Compensation Committee establishes the grant date at a specified future date, such as following the release of earnings or other potentially material nonpublic information. Board and Compensation Committee meetings are generally scheduled a year in advance and without regard to anticipated earnings or other major announcements by the Company. Neither the Board nor the Compensation Committee takes material nonpublic information into account when determining the timing and terms of any equity compensation awards, and the Company does not time the disclosure of material nonpublic information to affect the value of its executive compensation.
The Company did not grant stock options (or similar awards) during 2024 to any named executive officer during any period beginning four business days before and ending one business day after the filing of any Company periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of any Company Form 8-K that disclosed any material non-public information.
Outstanding Equity Awards at 2024 Fiscal Year-End
The following table presents information regarding outstanding equity awards held by our named executive officers as of December 31, 2024. Award amounts in the following table and footnotes have been adjusted for the Reverse Stock Split, as necessary.

		Stock Awards
Name	Grant Date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)(1)
Dakota Semler	12/10/2024	38,356	(2)	$124,273
	8/10/2024	262,944	(3)	$851,939
	5/10/2023	61,646	(4)	$199,733
	8/3/2022	2,330	(5)	$7,549
Giordano Sordoni	12/10/2024	33,844	(2)	$109,655
	8/10/2024	241,226	(3)	$781,572
	5/10/2023	61,646	(4)	$199,733
	7/11/2022	4,368	(5)	$14,152
Christen Romero	8/10/2024	153,374	(3)	$496,932
	5/10/2023	35,280	(4)	$114,307
	7/11/2022	3,571	(5)	$11,570
__________________
(1)Market value reflects the number of RSUs multiplied by $3.24 per share, which was the closing price of the Common Stock on December 31, 2024.
(2)This RSU award vests in six approximately equal monthly installments beginning December 10, 2024, subject to continued service and provided that the participant has not accepted any increase in salary from the rate established on October 28, 2024.
(3)One-third of the RSU shall vest on April 10, 2025, with the remainder to vest ratably on a monthly basis over the twenty-four months immediately thereafter, subject to continued service.
(4)Twenty-five percent (25%) of the RSUs vested on April 10, 2024, with the remainder to vest ratably on a monthly basis over the thirty-six months immediately thereafter, subject to continued service.
(5)Twenty-five percent (25%) of the RSUs vested on April 10, 2023, with the remainder to vest ratably on a monthly basis over the thirty-six months immediately thereafter, subject to continued service.
Agreements with Xos Named Executive Officers
We are party to offer letter agreements with Messrs. Semler, Sordoni, and Romero as summarized below.

Offer letter agreement with Dakota Semler
On September 6, 2016, Mr. Semler entered into an offer letter agreement with Legacy Xos to serve as its Chief Executive Officer. Mr. Semler’s employment will continue until terminated in accordance with the terms of the offer letter agreement.
Offer letter agreement with Giordano Sordoni
On September 7, 2016, Mr. Sordoni entered into an offer letter agreement with Legacy Xos to serve as Director of Business Development. Mr. Sordoni’s employment will continue until terminated in accordance with the terms of the offer letter agreement. Mr. Sordoni was subsequently promoted to Chief Operating Officer.
Offer letter agreement with Christen Romero
On December 6, 2020, Mr. Romero entered into an offer letter agreement with Legacy Xos to serve as Senior Commercial Counsel. Mr. Romero was subsequently promoted to General Counsel and Secretary. On November 21, 2023, the Company and Mr. Romero entered into an amendment (the “Offer Letter Amendment”) to the offer letter dated December 6, 2020. The Offer Letter Amendment would have provided certain payments and benefits upon any termination of employment without Cause (as defined in the Offer Letter Amendment) or upon resignation for Good Reason (as defined in the Offer Letter Agreement) during the period commencing one year prior to a Change of Control (as defined in the Offer Letter Agreement) and ending two years following such Change of Control (i.e., a double trigger). These payments and benefits include (i) a cash payment of one-half of Mr. Romero’s annual base salary in effect immediately prior to the termination, (ii) a cash payment of Mr. Romero’s target yearly cash bonus then in effect for the performance year in which such termination occurs (or, if no such target has been set, then no less than the target yearly cash bonus for the prior year) and (iii) immediate vesting of Mr. Romero’s unvested equity awards. Mr. Romero resigned as General Counsel and Secretary of Xos, Inc. effective January 10, 2025.
Clawbacks
In November 2023, our Board adopted our Incentive Compensation Recoupment Policy, which is intended to comply with the final clawback rules adopted by the SEC pursuant to Section 10D and Rule 10D-1 of the Exchange Act and the related Nasdaq listing requirements.
Director Compensation
Commencing on October 1, 2021, our lead independent director receives an annual cash retainer of $25,000 for his or her service in that role. The chairs of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee receive annual cash retainers of $20,000, $10,000 and $10,000, respectively, for their respective committee service. The annual cash retainers are payable in equal quarterly installments in arrears on the last day of each fiscal quarter in which service occurred, prorated for any partial quarter of service.
In January 2022, the Compensation Committee approved a program pursuant to which non-employee directors may elect to receive their annual cash retainers and any other cash compensation they become entitled to receive for serving on our Board in the form of fully vested restricted stock unit awards rather than in cash by executing a form of election and timely delivering the same to the Company.
On August 8, 2022, our Board adopted the Xos, Inc. Third Amended and Restated Non-Employee Director Compensation Policy (the “Director Compensation Policy”). Pursuant to this policy, each member of our Board who is not our employee, and who was not otherwise precluded from participation in the Director Compensation Policy, receives the following equity compensation for his or her service as a member of our Board:
•Following each annual meeting of our stockholders if the non-employee director remains in service through the applicable grant date, an annual restricted stock unit award with a value equal to $200,000, which fully vests on the earlier of (i) the first anniversary of the applicable grant date and (ii) the day before the next annual meeting of our stockholders, following the applicable grant date, subject to the individual’s continued service through the vesting date (the “Annual Grant”).
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

Messrs. Semler and Sordoni do not receive additional compensation for their services as directors.
The following table contains information concerning the compensation of our non-employee directors in fiscal year 2024.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(1)(2)(3)	All Other Compensation ($)	Total ($)
George Mattson(4)	35,000	(4)	227,109	-	227,109
Stuart Bernstein	-		192,537	-	192,537
Luisa Ingargiola	-		192,537	-	192,537
Alice K. Jackson	10,000	(5)	197,981	-	197,981
Dietmar Ostermann	-		192,537	-	192,537
Ed Rapp	20,000	(6)	212,304	-	212,304
Michael Richardson	-		192,537	-	192,537
__________________
(1)Amounts reported represent the aggregate grant date fair value of the RSUs granted to our non-employee directors during 2024 under the 2021 Plan, in each case computed in accordance with ASC 718. The assumptions used in calculating the grant-date fair value of the RSUs reported in this column are set forth in the notes to our consolidated financial statements included in this Report. This amount does not reflect the actual economic value that may be realized by the director.
(2)On July 10, 2024, pursuant to the Director Compensation Policy, Mr. Mattson, Mr. Bernstein, Ms. Ingargiola, Ms. Jackson, Mr. Ostermann, Mr. Rapp and Mr. Richardson were each granted 28,694 RSUs as an Annual Grant.
(3)The table below shows the aggregate number of shares of Common Stock subject to equity awards outstanding for each of our non-employee directors as of December 31, 2024:

Name	Stock Awards (#)
George Mattson	28,694
Stuart Bernstein	28,694
Luisa Ingargiola	28,694
Alice K. Jackson	29,672
Dietmar Osterman	28,694
Ed Rapp	28,694
Michael Richardson	28,694
(4)Mr. Mattson earned $35,000 of annual cash retainers during 2024; however he elected to receive such amount in fully vested RSUs under the 2021 Plan in lieu of cash payments, in accordance with the Director Compensation Policy described above.
(5)Ms. Jackson earned $10,000 of annual cash retainers during 2024; however she elected to receive 50% of such amount in fully vested RSUs under the 2021 Plan in lieu of cash payments, in accordance with the Director Compensation Policy described above.
(6)Mr. Rapp earned $20,000 of annual cash retainers during 2024; however he elected to receive such amount in fully vested RSUs under the 2021 Plan in lieu of cash payments, in accordance with the Director Compensation Policy described above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2024.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (4)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,532,150 (2)	$0.60	1,021,407 (3)
Equity compensation plans not approved by security holders	-	-	-
Total	1,532,150	$0.60	1,021,407
__________________
(1)The weighted average exercise price is calculated based solely on outstanding stock options. It does not take into account the 1,530,481 shares issuable upon vesting of outstanding RSU awards without any cash consideration payable for those shares.
(2)Consists of outstanding RSU awards under the 2021 Plan and 1,669 shares of Common Stock underlying Options previously granted under the 2018 Plan. The 2018 Plan was terminated in connection with the Business Combination and no additional awards may be granted under the 2018 Plan. Excludes purchase rights (if any) accruing under the Xos, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”).
(3)As of December 31, 2024, 536,139 shares of Common Stock remained available for future issuance under the 2021 Plan, and 453,692 shares of Common Stock remained available for future issuance under the ESPP. The number of shares remaining available for future issuance under the 2021 Plan automatically increases on January 1st each year, through and including January 1, 2031 in an amount equal to 5% of the total number of shares of the Common Stock outstanding on December 31st of the preceding year, or a lesser number of shares as determined by our Board of Directors prior to January 1st of a given year. The number of shares remaining available for future issuance under the ESPP automatically increases on January 1st of each year through and including January 1, 2031, in an amount equal to the least of (i) 1.5% of the total number of shares of the Company’s Common Stock outstanding on December 31st of the preceding calendar year, (ii) 200,000 shares of Common Stock (as adjusted for the Reverse Stock Split effected on December 4, 2023), or (iii) a number of shares as determined by our Board of Directors prior to January 1st of a given year. On January 1, 2025, the number of shares available for issuance under the ESPP automatically increased by 120,694 shares.
(4)Subsequent to December 31, 2024, an additional 402,314 shares of Common Stock became available for issuance under the 2021 Plan as of January 1, 2025 pursuant to an automatic increase.
Certain Beneficial Owners, Directors and Executive Officers
The following table sets forth information known to us regarding the beneficial ownership of our Common Stock as of March 26, 2025 (the “Measurement Date”), by:
•each person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of Common Stock;
•each of our named executive officers and directors; and
•all of our current executive officers and directors, as a group.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days and RSUs that vest within 60 days. We have relied upon information provided to us by our current directors and executive officers and copies of documents that have been filed with the SEC by others for purposes of determining the number of shares each person beneficially owns.
The beneficial ownership percentages set forth in the table below are based on 8,102,993 shares of our Common Stock issued and outstanding as of the Measurement Date. In computing the number of shares beneficially owned by a person and the percentage ownership of such person, we deemed to be outstanding all shares subject to stock awards held by that person that are issuable upon settlement of RSUs and all shares subject to options and/or warrants, as applicable, held by the person that are currently exercisable or would be exercisable within 60 days of the Measurement Date. However, except as described above, we did not deem such shares outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, the persons and entities named in the table have sole voting and investment power with respect to their beneficially owned Common Stock.

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock
Directors and Named Executive Officers:
Dakota Semler(2)	285,212	3.5%
Giordano Sordoni(3)	951,679	11.6%
Christen Romero(4)	15,276	*
Stuart Bernstein(5)	27,233	*
Luisa Ingargiola(6)	4,773	*
Alice K. Jackson(7)	21,614	*
George N. Mattson(8)	289,478	3.5%
Dietmar Ostermann(9)	3,351	*
Ed Rapp(10)	49,653	*
Michael Richardson(11)	4,801	*
All Directors and Current Executive Officers of the Company as a Group (ten individuals)(12)	1,659,941	19.7%
Five Percent Holders:
Aljomaih Automotive Co.(13)	1,029,107	12.1%
Emerald Green Trust(14)	1,791,530	22.1%
YA II PN, Ltd.(15)	659,404	7.5%
__________________
* Less than one percent.
(1)Unless otherwise noted, the business address of those listed in the table above is 3550 Tyburn Street, Los Angeles, California 90065.
(2)Consists of: (i) 170,202 shares of Common Stock held directly by Mr. Semler; and (ii) 115,010 shares of Common Stock that may be acquired upon the settlement of outstanding RSUs within 60 days of the Measurement Date. Does not include: (a) 220,180 shares of Common Stock that may be acquired upon settlement of outstanding RSUs after the Measurement Date; or (b) any shares held by the Emerald Green Trust, of which Mr. Semler is the beneficiary, because he has no voting or dispositive power over the shares held by Emerald Green Trust.
(3)Consists of: (i) 846,044 shares of Common Stock held by Mr. Sordoni; and (ii) 105,635 shares of Common Stock that may be acquired upon the settlement of outstanding RSUs within 60 days of the Measurement Date. Does not include 207,665 shares of Common Stock that may be acquired upon settlement of outstanding RSUs after the Measurement Date.
(4)Consists of 15,276 shares of Common Stock held by Mr. Romero as of January 10, 2025. Mr. Romero has, subject to certain exceptions, not been subject to the reporting requirements of Section 16 since his separation from the Company, and therefore the publicly available information regarding his beneficial ownership may not be accurate as of the Measurement Date.
(5)Consists of: (i) 21,434 shares of Common Stock held directly by Mr. Bernstein; (ii) 4,133 shares of Common Stock held by Bernstein Investment Partners LLC, an entity of which Mr. Bernstein is a managing member; and (iii) 50,002 public warrants (every 30 public warrants are exercisable for one share of Common Stock) held by Bernstein Investment Partners LLC (every 30 public warrants are exercisable for one share of Common Stock). Does not include 28,694 shares of Common Stock that may be acquired upon settlement of outstanding RSUs after the Measurement Date.
(6)Consists of 4,773 shares of Common Stock held directly by Ms. Ingargiola. Does not include 28,694 shares of Common Stock that may be acquired upon settlement of outstanding RSUs after the Measurement Date.
(7)Consists of 21,614 shares of Common Stock held directly by Ms. Jackson. Does not include 28,694 shares of Common Stock that may be acquired upon settlement of outstanding RSUs after the Measurement Date.
(8)Consists of: (i) 131,250 shares of Common Stock and 2,660,020 public warrants (every 30 public warrants are exercisable for one share of Common Stock) held by NGAC GNM Feeder LLC (“NGAC”), which Mr. Mattson may be deemed to beneficially own by virtue of his shared control over NGAC; (ii) 33,333 shares of Common Stock held by GNM ICBC LLC (“GNM”), which Mr. Mattson may be deemed to beneficially own by virtue of his shared control over GNM; and (iii) 36,228 shares held directly by Mr. Mattson. Does not include 28,694 shares of Common Stock that may be acquired upon settlement of outstanding RSUs after the Measurement Date.
(9)Consists of 3,351 shares of Common Stock held directly by Mr. Ostermann. Does not include 28,694 shares of Common Stock that may be acquired upon settlement of outstanding RSUs after the Measurement Date.
(10)Consists of (i) 21,172 shares of Common Stock and 20,000 public warrants (every 30 public warrants are exercisable for one share of Common Stock) held by Edward Joseph Rapp TTEE U/A DTD 02/07/2005, of which Mr. Rapp is trustee; and (ii) 27,815 shares of Common Stock held directly by Mr. Rapp. Does not include 28,694 shares of Common Stock that may be acquired upon settlement of outstanding RSUs after the Measurement Date.
(11)Consists of 4,801 shares of Common Stock held directly by Mr. Richardson. Does not include 28,694 shares of Common Stock that may be acquired upon settlement of outstanding RSUs after the Measurement Date.
(12)Group does not include Mr. Romero who was no longer an executive officer at March 26, 2025, although he was a named executive officer for 2024. Consists of: (i) 1,326,310 outstanding shares of Common Stock beneficially owned by our current executive officers and directors, (ii) 242,632 shares of Common Stock that may be acquired upon the settlement of outstanding RSUs within 60 days of the Measurement Date, and (iii) 2,730,022 public warrants (every 30 public warrants are exercisable for one share of Common Stock). Does not include shares of Common Stock that may be acquired upon settlement of outstanding RSUs after the Measurement Date.
(13)Based solely on information obtained from a Schedule 13D/A filed with the SEC on November 16, 2022 on behalf of Aljomaih Automotive Co. (“Aljomaih”) as adjusted for the Reverse Stock Split of our Common Stock on December 6, 2023. Consists of (i) 643,375 shares held directly by Aljomaih and (ii) 385,732 shares that Aljomaih has the right to acquire upon conversion of the Aljomaih Note. Aljomaih is wholly owned by Aljomaih Holding Co. The board of directors of Aljomaih has the power to dispose of and the power to vote the shares of Common Stock beneficially owned by Aljomaih. Mohammed Al-Abdullah Aljomaih, Mohammed Abdulaziz Aljomaih, Abdulrahman Abdulaziz Aljomaih, Hamad Abdulaziz Aljomaih are each a stockholder and a director of Aljomaih Holding Co. and may be deemed to beneficially own securities held by Aljomaih Automotive. The business address of the reporting person is P.O. Box 224, Dammam Postal Code 31411, Saudi Arabia.
(14)Based solely on information obtained from a Schedule 13D/A filed with the SEC on December 9, 2024. Consists of 1,791,530 shares of Common Stock held directly by Emerald Green Trust. As co-trustees of Emerald Green Trust, Sarah Bardo and Shane Semler share voting and dispositive power over the securities held by Emerald Green Trust. Shane Semler is also the beneficial owner of 6,003 shares of Common Stock that he holds directly. The business address of the reporting person is 32111 Mulholland Hwy, Malibu, CA 90265.
(15)Based solely on information obtained from a Schedule 13G/A filed with the SEC on February 13, 2024 on behalf of YA II PN, Ltd. (“YA II”). Consists of 659,404 shares of Common Stock that Xos could potentially direct YA II PN, Ltd. to purchase pursuant to the SEPA, based on the Beneficial Ownership Limitation and the number of shares of Common Stock that Xos had disclosed as outstanding as of January 9, 2024 in the Arrangement Agreement filed as Exhibit 2.1 to its Current Report on Form 8-K, dated January 11, 2024. YA II is beneficially owned by YA Global Investments II (U.S.), LP (the “YA Feeder”). Yorkville Advisors Global, LP (the “YA Advisor”) is the investment manager to YA II. Yorkville Advisors Global II, LLC (the “YA Advisor GP”) is the general partner to the YA Advisor. YAII GP, LP (the “YA GP”) is the general partner to the YA Feeder. YAII GP II, LLC (the “Yorkville GP”) is the general partner to the YA GP. Mark Angelo makes the investment decisions on behalf of YA II. Accordingly, each of YA II, YA Feeder, the YA Advisor, the YA Advisor GP, the YA GP, the Yorkville GP and Mark Angelo may be deemed affiliates and therefore may be deemed to beneficially own the same number of shares of Common Stock. The business address of the reporting person is 1012 Springfield Avenue, Mountainside, NJ 07092.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Related Person Transactions Policy and Procedures
Our Board adopted a written Related Person Transactions Policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of related-person transactions. For purposes of our policy, a related-person transaction is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any related person are, were or will be participants, in which the amount involved exceeds the lesser of (i) $120,000 or (ii) 1% of the average of our total assets at December 31, 2024 and 2023. Transactions involving compensation for services provided to us as an employee, consultant or director will not be considered related-person transactions under this policy.

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
Each director and executive officer shall identify, and we shall request each significant stockholder to identify, any related-person transaction involving such director, executive officer or significant stockholder or his, her or its immediate family members and inform the Audit Committee pursuant to this policy before such related person may engage in the transaction.
In considering related-person transactions, the Audit Committee takes into account the relevant available facts and circumstances, which may include, but are not limited to:
•the risk, cost and benefits to us;
•the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
•the terms of the transaction; and
•the availability of other sources for comparable services or products.
The Audit Committee shall approve only those related-party transactions that, in light of known circumstances, are in, or are not inconsistent with, the best interests of us and our stockholders, as the Audit Committee determines in the good faith exercise of its discretion.
Certain Related Person Transactions
Hub sales to Xcel Energy
During the year ended December 31, 2024, we sold two Hubs to Xcel Energy in the ordinary course of business for an aggregate of approximately $0.5 million. At that time, our director, Alice Jackson, was serving as the Senior Vice President, System Strategy and Chief Planning Officer of Xcel Energy. We believe these transactions were conducted on terms consistent with those that prevail in arm’s length transactions with unrelated third-parties.
Convertible Promissory Notes
On August 9, 2022, we entered into a Note Purchase Agreement with Aljomaih Automotive Co. (“Aljomaih”) under which we agreed to sell and issue to Aljomaih a convertible promissory note in the principal amount of $20.0 million. On August 11, 2022, pursuant to the Note Purchase Agreement, we sold and issued to Aljomaih the Original Note. On September 28, 2022, we and Aljomaih agreed to amend and restate the Original Note to the Aljomaih Note to, among other things, adjust the calculation of the shares of our Common Stock issuable as interest, as described further below.
The Aljomaih Note bears interest at a rate of 10.0% per annum, payable at maturity in shares of our Common Stock (“Interest Shares”), unless earlier converted or paid. If the 10-day VWAP ending on the trading day immediately prior to the applicable payment date is greater than or equal to the Minimum Price (as defined in Nasdaq Rule 5635(d)) or we have received the requisite approval from our stockholders, the number of Interest Shares to be issued will be calculated based on the 10-day; otherwise, the number of Interest Shares to be issued will be based on the Minimum Price. The conversion price for the Aljomaih Note was initially equal to $71.451 per share, as adjusted for our Reverse Stock Split that occurred on December 6, 2023, subject to adjustment in some events pursuant to the terms of the Aljomaih Note. We will have the right, in our sole discretion and exercisable at our election by sending notice of such exercise to Aljomaih, to irrevocably fix the method of settlement that will apply to all conversions of Aljomaih Notes. Methods of settlement include (i) physical settlement in shares of our Common Stock, (ii) cash settlement determined by multiplying the principal being converted by the 10-day VWAP ending on the trading day immediately prior to the conversion date and dividing by the conversion price, or (iii) a combination of shares or our Common Stock and cash.
The Aljomaih Note may not be converted into shares of our Common Stock and Interest Shares may not be issued to the extent (i) such conversion or issuance would result in the investor having beneficial ownership of more than 19.99% of the then outstanding shares of our Common Stock or (ii) the aggregate number of shares issued would exceed 1,106,644 shares of our Common Stock.

The Aljomaih Note also includes an optional prepayment feature that provides us, on or after August 11, 2024, or as otherwise agreed to between us and Aljomaih in writing, the right to prepay the outstanding principal and accrued and unpaid interest, upon written notice not less than five trading days prior to exercise of the option, in full or in part and without penalty.
We have also agreed to grant Aljomaih a right to designate one individual for nomination (the “Designated Director”) to our Board, subject to the approval of us and our Board and satisfaction of certain conditions. The Designated Director will be designated for nomination as a Class I director and a member of our Board as soon as reasonably practicable and shall continue as a director of our Board until the earlier of the date that (i) Aljomaih first no longer owns at least 5% of the then outstanding shares of our Common Stock, or (ii) is 30 days immediately prior to the next election of Class I directors (the “Director Right Termination Date”). The Designated Director will execute a written consent agreeing to resign no later than the Director Right Termination Date and upon the request of our Board in connection with a change of control. If the Designated Director ceases to serve as a member of our Board at any time prior to the Director Right Termination Date, then Aljomaih shall be permitted to nominate another individual as a Designated Director pursuant to the provisions set forth in Section 6(a) therein, provided that any such right to designate a replacement Designated Director shall terminate on the Director Right Termination Date or the date of resignation of a Designated Director due to a change of control.
In addition, we have agreed to give Aljomaih a right of first offer (“Right of First Offer”) with respect to any future distribution of products or services offered by us in Cooperation Council for the Arab States of the Gulf (Saudi Arabia, Bahrain, Kuwait, United Arab Emirates, Qatar and Oman), Jordan, Iraq, Syria, Lebanon, Egypt and Yemen. The Right of First Offer will terminate upon the earlier of (i) the first date Aljomaih no longer holds 5% of our then outstanding shares of our Common Stock, or (ii) August 9, 2025.
NextGen Related Transactions and Agreements
Registration Rights Agreement
In connection with the Business Combination, Xos, NextGen Sponsor LLC (“NextGen Sponsor”) and certain other parties entered into the Amended and Restated Registration Rights Agreement (the “A&R Registration Rights Agreement”), pursuant to which we agreed to register for resale, pursuant to Rule 415 under the Securities Act, certain shares of Common Stock and other equity securities of Xos that are held by the parties thereto from time to time, subject to the restrictions on transfer therein. The A&R Registration Rights Agreement amends and restates that certain Registration Rights Agreement by and among NextGen, NextGen Sponsor and the other parties thereto, dated October 6, 2020 and entered into in connection with NextGen’s initial public offering and that certain Investor Rights Agreement by and among Legacy Xos and the other parties thereto, dated December 31, 2020. The A&R Registration Rights Agreement will terminate on the earlier of (i) the tenth anniversary of the date of the A&R Registration Rights Agreement or (ii) with respect to any party thereto, on the date that such party no longer holds any Registrable Securities (as defined therein).
Private Placement Warrants
Simultaneously with the consummation of the initial public offering of NextGen, NextGen Sponsor purchased 6,000,000 Private Placement Warrants at a price of $1.50 per warrant, or $9.0 million in the aggregate, in a private placement. On November 13, 2020, the underwriters partially exercised the over-allotment option and on November 17, 2020, simultaneously with the closing of the over-allotment, NextGen consummated the second closing of the private placement, resulting in the purchase of an aggregate of an additional 333,334 Private Placement Warrants by NextGen Sponsor, generating gross proceeds to the NextGen of $500,000. Each Private Placement Warrant entitles the holder to purchase one-thirtieth of one share of our Common Stock for $345.00 per whole share (as adjusted for the Reverse Stock Split). A portion of the proceeds from the sale of the Private Placement Warrants was placed in the trust account of NextGen. The Private Placement Warrants may not be redeemed by us so long as they are held by NextGen Sponsor or its permitted transferees. If the Private Placement Warrants are held by holders other than NextGen Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by us and exercisable by the holders on the same basis as the Public Warrants. NextGen Sponsor, or its permitted transferees, has the option to exercise the Private Placement Warrants on a cashless basis.
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

Independence
The Board has determined that Messrs. Bernstein, Mattson, Ostermann, Rapp and Richardson, Ms. Ingargiola and Ms. Jackson are independent applying the Nasdaq listing rules. See the discussion under “Director Independence” in Part III, Item 10 of this Report for more information.
Item 14. Principal Accountant Fees and Services
Principal Accountant Fees and Services
The Audit Committee of our Board retained Grant Thornton LLP (“Grant Thornton”) as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2024 and 2023. The following tables summarize the aggregate fees billed by Grant Thornton for services performed for the Company for the fiscal years ended December 31, 2024 and 2023, respectively (in thousands):

	December 31, 2024	December 31, 2023
Audit Fees(1)	$687	$487
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$687	$487
(1) Audit Fees include actual fees for the audit of our annual consolidated financial statements, the reviews of interim financial statements included in our Quarterly Reports on Form 10-Q, and consents.
Pre-Approval Policies and Procedures.
The charter of the Audit Committee provides that the Committee will approve all audit and non-audit related services that the Company’s independent registered public accounting firm provides to the Company before the engagement begins, unless applicable law and stock exchange listing requirements allow otherwise. The charter also provides that the Audit Committee may establish pre-approval policies and procedures or delegate pre-approval authority to one or more Audit Committee members as permitted by applicable law and stock exchange listing requirements.
All fees billed by Grant Thornton in 2024 and 2023 were pre-approved by the Audit Committee.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)Financial Statements

No financial statements are filed with this Amendment No. 1. See the Consolidated Financial Statements of Xos, Inc. and Report of Grant Thornton LLP, Independent Registered Public Accounting Firm (PCAOB ID Number 248), located in Los Angeles, California, included in the Original Form 10-K beginning on page 67 thereof.

(b)Financial Statement Schedules

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

10.24#	Xos, Inc. 2018 Stock Plan (incorporated by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-8 filed on October 26, 2021).
19.1±	Xos, Inc. Amended and Restated Insider Trading Policy.
21.1±	List of Subsidiaries.
23.1±	Consent of Grant Thornton LLP.
24.1±	Power of Attorney (included on signature page hereto).
31.1±	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2±	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.3*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.4*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit Number	Description
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
97.1	Xos, Inc. Incentive Compensation Recoupment Policy effective as of November 15, 2023 (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed March 29, 2024).
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
____________
* Filed herewith.
** Previously furnished with the Original Form 10-K.
+ Schedules and exhibits have been omitted pursuant to Item 601 (b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
± Previously filed with the Original Form 10-K
# Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 18, 2025.

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

Signature	Title	Date

/s/ Dakota Semler	Chief Executive Officer, Chairman (Principal Executive Officer)	April 18, 2025
Dakota Semler

/s/ Liana Pogosyan	Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 18, 2025
Liana Pogosyan

*	Chief Operating Officer, Director	April 18, 2025
Giordano Sordoni

*	Director	April 18, 2025
Alice K. Jackson

*	Director	April 18, 2025
Stuart Bernstein

*	Director	April 18, 2025
Luisa Ingargiola

*	Director	April 18, 2025
George N. Mattson

*	Director	April 18, 2025
Dietmar Ostermann

*	Director	April 18, 2025
Ed Rapp

*	Director	April 18, 2025
Michael Richardson
* By: /s/ Dakota Semler
Dakota Semler, Attorney-in-fact