Form 10-Q
period 2025-03-31
Xos, Inc.
filed 2025-05-15
CIK 1819493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No  ☒
The registrant had outstanding 8,311,692 shares of Common Stock, $0.0001 par value as of May 6, 2025.

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
•We have incurred substantial debt, including $20 million principal amount of an outstanding Convertible Note, together with accrued interest thereon, which is due August 11, 2025, which could impair our flexibility and access to capital and adversely affect our financial position, and our business would be adversely affected if we are unable to service our debt obligations and are subject to default.
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
•We may face regulatory limitations on our ability to sell vehicles directly to consumers, including changes to tax incentive policies.
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

A discussion of these and other factors affecting our business and prospects is set forth in Part II, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025 (the “2024 Form 10-K”). We encourage investors to review these risk factors.
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
•“Xos” means the reporting issuer, Xos, Inc. (formerly known as NextGen Acquisition Corporation), together with its consolidated subsidiaries;
•“Xos Energy Solutions” means our comprehensive charging infrastructure business through which we offer mobile and stationary multi-application chargers, mobile energy storage and turnkey energy infrastructure services to accelerate client transitions to electric fleets; and
•“Xosphere” means our proprietary fleet management platform.

Item 1.    Financial Statements

Xos, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
Unaudited
(in thousands, except par value)

	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$4,758	$10,996
Accounts receivable, net	22,210	26,870
Inventories	38,006	36,567
Prepaid expenses and other current assets	8,115	7,868
Total current assets	73,089	82,301
Property and equipment, net	5,212	6,111
Operating lease right-of-use assets, net	2,787	3,193
Other non-current assets	6,593	6,728
Total assets	$87,681	$98,333

Liabilities and Stockholders’ Equity
Accounts payable	$6,514	$8,931
Convertible debt, current	19,982	19,970
Other current liabilities	18,878	17,768
Total current liabilities	45,374	46,669
Common stock warrant liability	175	121
Other non-current liabilities	17,325	17,933
Total liabilities	62,874	64,723
Commitments and contingencies (Note 14)
Stockholders’ Equity
Common stock $0.0001 par value per share, authorized 1,000,000 shares, 8,102 and 8,046 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	1	1
Preferred stock $0.0001 par value per share, authorized 10,000 shares, 0 shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	238,412	237,029
Accumulated deficit	(213,606)	(203,420)
Total stockholders’ equity	24,807	33,610
Total liabilities and stockholders’ equity	$87,681	$98,333

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Xos, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
Unaudited
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenues	$5,879	$13,162
Cost of goods sold	4,668	10,374
Gross profit	1,211	2,788

Operating expenses
General and administrative	7,896	8,959
Research and development	1,930	3,074
Sales and marketing	654	998
Total operating expenses	10,480	13,031

Loss from operations	(9,269)	(10,243)

Other expense, net	(851)	(584)
Change in fair value of derivative instruments	(54)	(168)
Change in fair value of earn-out shares liability	—	(3)
Loss before provision for income taxes	(10,174)	(10,998)
Provision for income taxes	12	5
Net loss	$(10,186)	$(11,003)

Net and comprehensive loss	$(10,186)	$(11,003)

Net loss per share
Basic	$(1.26)	$(1.80)
Diluted	$(1.26)	$(1.80)
Weighted average shares outstanding
Basic	8,076	6,108
Diluted	8,076	6,108

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Xos, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
Unaudited
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value

Balance at December 31, 2023	5,941	$1	$198,456	$(153,261)	$45,196
Stock options exercised	21	—	—	—	—
Stock based compensation expense	—	—	1,968	—	1,968
Issuance of common stock for vesting of restricted stock units	30	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	(14)	—	(258)	—	(258)
Issuance of common stock for ElectraMeccanica acquisition	1,766	—	31,856	—	31,856
Issuance of common stock for commitment shares under the Standby Equity Purchase Agreement	6	—	47	—	47
Net and comprehensive loss	—	—	—	(11,003)	(11,003)
Balance at March 31, 2024	7,750	$1	$232,069	$(164,264)	$67,806

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value

Balance at December 31, 2024	8,046	$1	$237,029	$(203,420)	$33,610
Stock options exercised	—	—	—	—	—
Stock based compensation expense	—	—	1,523	—	1,523
Issuance of common stock for vesting of restricted stock units	98	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	(42)	—	(140)	—	(140)
Net and comprehensive loss	—	—	—	(10,186)	(10,186)
Balance at March 31, 2025	8,102	$1	$238,412	$(213,606)	$24,807

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Xos, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Unaudited
(in thousands, unaudited)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES:
Net loss	$(10,186)	$(11,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	506	913
Amortization of right-of-use assets	406	404
Amortization of debt discounts and issuance costs	12	12
Amortization of insurance premiums	670	725
Inventory reserve	(517)	(803)
Impairment of property and equipment	401	—
Change in fair value of derivative instruments	54	168
Change in fair value of earn-out shares liability	—	3
Stock-based compensation expense	1,523	2,006
Bad debt expense	87	20
Other non-cash items	(30)	410
Changes in operating assets and liabilities:
Accounts receivable	4,573	(5,198)
Inventories	(947)	2,110
Prepaid expenses and other current assets	(870)	(1,104)
Other assets	135	120
Accounts payable	(2,417)	(1,272)
Other liabilities	1,844	(2,100)
Net cash used in operating activities	(4,756)	(14,589)

INVESTING ACTIVITIES:
Purchase of property and equipment	—	(30)
Net cash acquired in acquisition of ElectraMeccanica Vehicles Corp.	—	51,355
Net cash provided by investing activities	—	51,325

FINANCING ACTIVITIES:
Principal payment of equipment leases	(598)	(569)
Proceeds from short-term insurance financing note	92	451
Payment for short-term insurance financing note	(836)	(764)
Taxes paid related to net share settlement of stock-based awards	(140)	(258)
Proceeds from issuance of common stock under Standby Equity Purchase Agreement	—	47
Net cash used in financing activities	(1,482)	(1,093)

Net decrease in cash, cash equivalents and restricted cash	(6,238)	35,643
Cash, cash equivalents and restricted cash, beginning of period	10,996	11,640
Cash, cash equivalents and restricted cash, end of period	$4,758	$47,283

Reconciliation of Cash, Cash Equivalents and Restricted Cash to Unaudited Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$4,758	$46,168
Restricted cash	—	1,115
Total cash, cash equivalents and restricted cash	$4,758	$47,283

Supplemental disclosure of cash flow information
Cash paid for income taxes	$—	$16
Supplemental disclosure of non-cash investing and financing activities
Purchase of property and equipment in accounts payable	$—	$(16)
Net assets acquired in acquisition of ElectraMeccanica Vehicles Corp.	$—	$54,630
Xos common stock issued in exchange for ElectraMeccanica Vehicles Corp.	$—	$(31,856)

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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
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
As of March 31, 2025, the Company’s principal sources of liquidity were its cash and cash equivalents aggregating to $4.8 million. Cash and cash equivalents as of March 31, 2025, reflects the consummation of the Arrangement with ElectraMeccanica on March 26, 2024. The Company’s short- and long-term uses of cash are for working capital and to pay interest and principal on its debt. The Company has incurred losses since inception and had negative cash flow used in operating activities of $4.8 million and $14.6 million for the three months ended March 31, 2025 and 2024, respectively, and $48.8 million for the year ended December 31, 2024.
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
The Company intends to employ various strategies to obtain the required funding for future operations, which may include capital raising strategies such as debt financing, other non-dilutive financing and/or equity financing, including through asset-based lending and/or receivable financing and collecting on its outstanding receivables. The Company also has in place the SEPA (defined below in Note 10 - Equity), however, the ability to access the SEPA is dependent on various conditions. The Company’s access to capital under the SEPA is not available as of the date of this filing and would not be available unless and until a post-effective amendment to the Registration Statement on Form S-1, filed on July 27, 2023, is filed with the SEC and declared effective and other applicable conditions are met. Moreover, the SEPA is scheduled to expire on February 11, 2026.
On August 9, 2022 (as amended on September 28, 2022), the Company entered into a note purchase agreement (the “Note Purchase Agreement”) with Aljomaih Automotive Co. (“Aljomaih”) under which the Company agreed to sell and issue to Aljomaih a convertible promissory note with a principal amount of $20.0 million and a maturity date of August 11, 2025.
Based on the Company’s strategies to raise funds as described above and Xos’s cash and cash equivalents as of March 31, 2025, the Company has concluded that it is not probable that such proceeds would provide sufficient liquidity to fund operations for the next twelve months following the date of the issuance of the unaudited condensed consolidated financial statements. As a result, it is not probable that Xos’s plans alleviate the substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of the unaudited condensed consolidated financial statements in this Report. Absent the Company being able to collect on its outstanding accounts receivable, obtain a sufficient level of new capital in the near-term and/or obtain replacement financing for or extend the maturity of existing debt, the Company could be

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
required to seek protection under Chapters 7 or 11 of the United States Bankruptcy Code. This could potentially cause the Company to cease operations.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. They do not include all of the information and footnotes required by U.S. GAAP for complete audited financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
In the opinion of management, all adjustments (primarily consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2024 and 2023 presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025.
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

Reclassifications

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited

Certain prior period balances have been reclassified to conform to the current period presentation in the unaudited condensed consolidated financial statements and the accompanying notes, including (i) presenting bad debt expense as a reconciling item for the calculation of the net cash used in operating activities, and (ii) classification of amounts comprising stepvans & vehicle incentives, powertrains & Hubs, and other product revenue as described in Note 3 — Revenue Recognition These reclassifications have no effect on previously reported total assets, total liabilities or net loss.

Warranty Liability
The Company provides customers with a product warranty that assures that the products meet standard specifications and is free for periods typically between 2 to 5 years. The Company accrues warranty reserve for the products sold, which includes its best estimate of the projected costs to repair or replace items under warranties and recalls if identified. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain given the Company’s relatively short history of sales, and changes to its historical or projected warranty experience may cause material changes to the warranty reserve in the future. Claims incurred under the Company’s standard product warranty programs are recorded based on open claims. The Company recorded warranty liability within other current liabilities in the consolidated balance sheets as of March 31, 2025 and December 31, 2024.
The reconciliation of the change in the Company’s product liability balances during the three months ended March 31, 2025 and 2024 consisted of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Warranty liability, beginning of period	$740	$1,306
Reduction in liability (payments)	(308)	(522)
Increase in liability	431	415
Warranty liability, end of period	$863	$1,199

Concentrations of Credit and Business Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of March 31, 2025 and 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
During the three months ended March 31, 2025, one customer accounted for 22% and three customers accounted for 14% each of the Company’s revenues. During the three months ended March 31, 2024, one customer accounted for 52% of the Company’s revenues.
Accounts receivable totaled $22.2 million, net of allowance of $0.3 million, and $26.9 million, net of allowance of $0.2 million, as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, two customers accounted for 11% each of the Company’s accounts receivable. As of March 31, 2024, two customers accounted for 36% and 10% of the Company’s accounts receivable. As of December 31, 2024, no customer had an accounts receivable balance greater than 10% of the Company’s accounts receivable.

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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
As of March 31, 2025, two vendors accounted for 31% and 14% of the Company’s accounts payable. As of December 31, 2024, three vendors accounted for 19%, 15%, and 10% of the Company’s accounts payable.

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
The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its unaudited condensed consolidated financial statements or notes thereto.

Note 3— Revenue Recognition
Disaggregated revenues by major source for the three and three months ended March 31, 2025 and 2024 consisted of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Product and service revenue
Stepvans & vehicle incentives(1)	$3,584	$11,585
Powertrains & Hubs(1)	1,592	422
Other product revenue	467	628
Total product revenue	5,643	12,635
Ancillary revenue	236	527
Total revenues	$5,879	$13,162
___________
(1)Amounts are net of returns and allowances. Stepvans & vehicle incentives and powertrains & Hubs include revenue generated from operating leases.

The Company leases stepvans and Hubs to customers under operating leases with terms ranging from 24 to 36 months. At the end of the lease term, customers are required to return the vehicles to Xos. During the three months ended March 31, 2025 and 2024, the Company recorded operating lease revenue of $7,000 and $14,000, respectively, on a straight-line basis over the

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
contractual terms of the respective leases as part of Stepvans & vehicle incentives, above. During the three months ended March 31, 2025 and 2024, the Company recorded operating lease revenue of $11,000 and $0, respectively, on a straight-line basis over the contractual terms of the respective leases as part of Powertrains & Hubs, above.

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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
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
The Company recognized $0.0 million and $2.0 million of severance related expenses in general and administrative expense in its unaudited condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2025 and 2024, respectively.
Note 5 — Lease Receivable
For deferred equipment agreements that contain embedded operating leases, upon lease commencement, the Company defers and records the equipment cost of operating lease assets within property and equipment, net of accumulated depreciation. These operating lease assets are subsequently amortized to cost of goods sold over the lease term on a straight-line basis.

For deferred equipment agreements that contain embedded sales-type leases, the Company recognizes lease revenue and costs, as well as a lease receivable, at the time the lease commences. Lease revenue related to both operating-type and sales-type leases for three months ended March 31, 2025 and 2024 was approximately $7,000 and $14,000, respectively. Costs related to embedded leases within the Company’s deferred equipment agreements are included in cost of goods sold in the accompanying unaudited condensed consolidated statement of operations and comprehensive loss. Interest on the lease receivable was immaterial to the unaudited condensed consolidated financial statements for the three months ended March 31, 2025 and 2024.

(in thousands)	Balance Sheet Location	March 31, 2025	December 31, 2024
Lease receivable		$2,476	$2,528
Allowance for expected credit losses		(719)	(719)
Lease receivable, net		1,757	1,809
Less: current portion of lease receivable	Prepaid expenses and other current assets	(1,303)	(1,264)
Lease receivable, non-current	Other non-current assets	$454	$545

As of March 31, 2025, estimated future maturities of customer sales-type lease receivable and operating lease payments for each of the following fiscal years are as follows:

	Future Lease Receivables/Payments (in thousands)
Fiscal year	Sales-Type Leases	Operating Leases
2025	$1,303	$13
2026	429	0
2027	14	0
2028	11	0
Thereafter	0	0
Total lease payments	$1,757	$13

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Note 6 — Inventories
Inventory amounted to $38.0 million and $36.6 million, respectively, as of March 31, 2025 and December 31, 2024 and consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$22,182	$24,943
Work in process	4,879	6,983
Finished goods	10,945	4,641
Total inventories	$38,006	$36,567
Inventories as of March 31, 2025 and December 31, 2024 were comprised of raw materials, work in process and finished goods related to the production of vehicles, powertrains, Hubs, and other products for sale and finished goods inventory including vehicles in transit to fulfill customer orders, new vehicles, new vehicles awaiting final pre-delivery quality review inspection, and Xos Energy Solutions products available for sale.
Inventories are stated at the lower of cost or net realizable value. Cost is computed using average cost. Inventory write-downs are based on reviews for excess and obsolescence determined primarily by current and future demand forecasts. During the three months ended March 31, 2025 and 2024, the Company recorded a favorable change in our inventory reserves of $0.5 million and $0.8 million, respectively, to reflect inventories at their net realizable values and provide an allowance for any excess or obsolete inventories.

Note 7 — Selected Balance Sheet Data
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid inventories	$1,738	$725
Prepaid expenses and other(1)	2,541	2,814
Lease receivable	1,303	1,264
Contract assets	1,127	1,099
Financed insurance premiums	738	1,315
Assets held for sale(2)	668	651
Total prepaid expenses and other current assets	$8,115	$7,868
____________
(1) Primarily relates to assets acquired in connection with the ElectraMeccanica acquisition, other receivables, prepaid insurance, and prepaid licenses and subscriptions.
(2) Assets held for sale are comprised of manufacturing equipment no longer used in production and intended to be sold.

Other Non-Current Assets

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Other non-current assets as of March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Security deposits	$1,767	$1,873
Duty drawback receivable(1)	2,709	2,709
Lease receivable, non-current	454	545
Other non-current assets	1,663	1,601
Total other non-current assets	$6,593	$6,728
___________
(1) Represents the estimated amount that can be recovered from previously paid tariffs relating to crushed SOLO vehicles that were acquired in connection with the ElectraMeccanica acquisition.
Other Current Liabilities
Other current liabilities as of March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued expenses and other (1)	$2,738	$2,886
Accrued interest⁽²⁾	5,282	4,789
Accrued payroll⁽³⁾	2,630	2,079
Contract liabilities	249	260
Customer deposits	919	1,275
Warranty liability	863	740
Equipment notes payable, current	340	377
Short-term insurance financing notes	537	1,280
Operating lease liabilities, current	3,147	3,028
Finance lease liabilities, current	2,173	1,054
Total other current liabilities	$18,878	$17,768
____________
(1) Primarily relates to the liabilities assumed in connection with the ElectraMeccanica acquisition, accrued inventory purchases, accrued professional fees, and other accrued expenses.
(2) Represents accrued interest on Convertible Promissory Note, which interest is convertible into shares of our common stock at maturity. See Note 9 — Convertible Notes.
(3) Primarily relates to payroll liabilities such as accrued payroll, accrued vacation, accrued bonuses and other payroll liabilities.
Revenue recognized from the customer deposits balance amounted to $0.3 million for both the three months ended March 31, 2025 and 2024. Revenue recognized for the year ended December 31, 2024 from the customer deposits balance as of December 31, 2023 was $0.7 million.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Other Non-Current Liabilities
Other non-current liabilities as of March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued interest expense and other	$625	$635
Equipment notes payable, non-current	189	224
Operating lease liabilities, non-current	15,854	16,656
Finance lease liabilities, non-current	657	418
Total other non-current liabilities	$17,325	$17,933

Note 8 — Earn-out Shares Liability
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
Pursuant to the guidance under ASC 815, Derivatives and Hedging, the right to Earn-out Shares was classified as a Level 3 fair value measurement liability, and the increase or decrease in the fair value during the reporting period is recognized in the unaudited condensed consolidated statement of operations accordingly. The fair value of the Earn-out Shares liability was estimated using the Monte Carlo simulation of the stock prices based on historical and implied market volatility of a peer group of public companies.
For each of the periods ended March 31, 2025 and December 31, 2024, the fair value of the Earn-out Shares liability was estimated to be $0. The Company recognized a loss on the change in fair value in Earn-out Shares liability of $0 and $3,000 in its unaudited condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2025 and 2024, respectively.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
The allocated fair value to the Earn-out RSU component, which is covered by ASU 718, Compensation — Stock Compensation, is recognized as stock-based compensation expense over the vesting period commencing on the grant date of the award.
Note 9 — Convertible Notes
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
The Note, which matures on August 11, 2025, bears interest at a rate of 10.0% per annum, payable at maturity in validly issued, fully paid and non-assessable shares of Common Stock (“Interest Shares”), unless earlier converted or paid. If the 10-day VWAP ending on the trading day immediately prior to the applicable payment date is greater than or equal to the Minimum Price (as defined in Nasdaq Rule 5635(d)) or the Company has received the requisite approval from its stockholders (which it has), the number of Interest Shares to be issued will be calculated based on such 10-day VWAP; otherwise, the number of Interest Shares to be issued would have been based on the Nasdaq Minimum Price. The conversion price for the Note will initially be equal to $71.451 per share, subject to adjustment in some events pursuant to the terms of the Note. The Company will have the right, in its sole discretion and exercisable at its election by sending notice of such exercise to Aljomaih, to irrevocably fix the method of settlement that will apply to all conversions of Notes. Methods of settlement include (i) physical settlement in shares of Common Stock, (ii) cash settlement determined by multiplying the principal being converted by the 10-day VWAP ending on the trading day immediately prior to the conversion date and dividing by the conversion price, or (iii) a combination of Common Stock and cash.
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
The Note will not be included in the computation of either basic or diluted EPS for the three months ended March 31, 2025 in Note 17 — Net Loss per Share. This financial instrument is not included in basic EPS because it does not represent participating securities. Further, the Note is not included in diluted EPS because the Company reported a net loss from continuing operations for the three months ended March 31, 2025; thus, including these financial instruments would have an antidilutive effect on EPS.
As of March 31, 2025 and December 31, 2024, the Company had a principal balance of $20.0 million outstanding, net of unamortized debt and issuance costs of $18,000 and $30,000, respectively. Debt issuance costs are amortized through the maturity date of the Note using the effective interest rate method. Amortization of debt issuance costs, recorded in other expense, net, for the three months ended March 31, 2025 and 2024, was immaterial. The Company recorded interest expense of $0.5 million in other expense, net related to the Note during each of the three months ended March 31, 2025 and 2024.

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
Standby Equity Purchase Agreement
On March 23, 2022, the Company entered into a Standby Equity Purchase Agreement with YA II PN, Ltd. (“Yorkville”), which was subsequently amended on June 22, 2023 (as amended, the “SEPA”), whereby the Company has the right, but not the obligation, to sell to Yorkville up to $125.0 million of shares of its Common Stock at its request any time until February 11, 2026, subject to certain conditions. The Company expects to use any net proceeds from the SEPA for working capital and general corporate purposes.
As consideration for Yorkville’s commitment to purchase shares of Common Stock at the Company’s direction upon the terms and subject to the conditions set forth in the SEPA, upon execution of the SEPA, the Company issued 619 shares of Common Stock to Yorkville.
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
During the three months ended March 31, 2025 and 2024, the Company issued 0 and 5,500 shares of Common Stock under the SEPA for proceeds of $0 and $46,750, respectively. As of both March 31, 2025 and December 31, 2024, the remaining

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
commitment available under the agreement was $119.4 million. However, our ability to fully utilize the remaining commitment amount may be limited by various factors, including, but not limited to, the availability of an effective registration statement permitting the resale of such shares of Common Stock. In particular, the Company’s access to capital under the SEPA is not available as of the date of these financial statements and will not be available until the Company files with the SEC a post-effective amendment to the Registration Statement on Form S-1 filed on July 27, 2023. Moreover, such registration statement only registers the resale of 3,333,333 shares of Common Stock, which is insufficient for us to fully utilize the remaining commitment under the SEPA, given the current market price of our Common Stock.
Note 11 — Derivative Instruments
Public and Private Placement Warrants
As of March 31, 2025, the Company had 18,633,301 Public Warrants and 199,997 Private Placement Warrants outstanding, with fair values of $0.2 million and $2,000, respectively.
Each Warrant is exercisable to purchase one-thirtieth of one share of Common Stock. The Public Warrants have an exercise price of $345.00 per whole share, subject to adjustments, and will expire on August 20, 2026 or earlier upon redemption or liquidation. The Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade. The Public Warrants became exercisable; provided that the Company has an effective registration statement under the Securities Act covering the issuance of the Common Stock issuable upon exercise of the Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their Warrants on a cashless basis under the circumstances specified in the warrant agreement). A registration statement was filed with the SEC covering the issuance of the Common Stock issuable upon exercise of the Warrants, and the Company will use its commercially reasonable efforts to maintain the effectiveness of such registration statement and a current prospectus relating to those shares of Common Stock until the Public Warrants expire or are redeemed. If the shares of Common Stock are at the time of any exercise of a Public Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, requires holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement.
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
Note 12 — Share-Based Compensation
2018 Stock Plan
On November 27, 2018, the Legacy Xos’ board of directors and stockholders adopted the 2018 Stock Plan. There are no shares available for issuance under the 2018 Stock Plan; however, the 2018 Stock Plan continues to govern the terms and conditions of the outstanding awards granted under the 2018 Stock Plan.
As of March 31, 2025, there were 1,263 Options outstanding under the 2018 Stock Plan. The amount and terms of Option grants were determined by the board of directors of Legacy Xos. The Options granted under the 2018 Stock Plan generally expire within 10 years from the date of grant and generally vest over four years, at the rate of 25% on the first anniversary of the date of grant and ratably on a monthly basis over the remaining 36-month period thereafter based on continued service.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Stock option activity during the three months ended March 31, 2025 consisted of the following:

	Options	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Years	Aggregate Intrinsic Value
December 31, 2024 — Options outstanding	1,669	$0.54	$0.60	4.80	$4,404
Exercised	(406)	0.73	0.46		2,351
March 31, 2025 — Options outstanding	1,263	$0.48	$0.65	4.31	$2,984
March 31, 2025 - Options vested and exercisable	1,263	$0.48	$0.65	4.31	$2,984
Aggregate intrinsic value represents the difference between the exercise price of the options and the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised during the three months ended March 31, 2025 and 2024 were approximately $2,351 and $141,076, respectively.
The Company estimates the grant date fair value of options utilizing the Black-Scholes option pricing model, which is dependent upon several variables, including expected option term, expected volatility of the Company's share price over the expected term, expected risk-free rate and expected dividend yield rate. There were no option grants during either the three months ended March 31, 2025 or 2024.
2021 Equity Plan
On August 18, 2021 the Company’s stockholders approved the Xos, Inc. 2021 Equity Incentive Plan (the “2021 Equity Plan”), which was ratified by the Company’s board of directors on August 20, 2021. The 2021 Equity Plan provides for the grant of incentive stock options (“ISOs”), within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) to employees, including employees of any parent or subsidiary, and for the grant of non-statutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), performance awards and other forms of awards to employees, directors and consultants, including employees and consultants of Xos’ affiliates. On June 24, 2024, the Company’s stockholders approved the Xos, Inc. Amended and Restated 2021 Equity Incentive Plan (the “A&R 2021 Equity Plan”) to increase the aggregate number of shares of Common Stock reserved for issuance under the 2021 Equity Plan by 1,180,819 shares.
As of March 31, 2025, there were 1,008,936 shares of Common Stock available for issuance under the A&R 2021 Equity Plan.
RSU activity during the three months ended March 31, 2025 consisted of the following:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Fair Value
December 31, 2024 — RSU outstanding	1,530,481	$8.14	$4,961,551
Granted	166,978	3.36	559,954
Vested	(110,354)	7.89	370,910
Forfeited	(195,520)	9.05	598,293
March 31, 2025 — RSU outstanding	1,391,585	$7.46	$4,191,265

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
The Company recognized stock-based compensation expense (including Earn-out RSUs) in the unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024, totaling approximately $1.5 million and $2.0 million, respectively, which consisted of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of goods sold	$62	$137
Research and development	354	462
Sales and marketing	231	154
General and administrative	876	1,253
Total	$1,523	$2,006
We allocate stock-based compensation expense to cost of goods sold, research and development expense, sales and marketing expense and general and administrative expense, based on the roles of the applicable recipients of such stock-based compensation. The unamortized stock-based compensation expense was $7.3 million as of March 31, 2025, and weighted average remaining amortization period as of March 31, 2025 was 1.68 years.
The aggregate fair value of RSUs that vested was $0.4 million during the three months ended March 31, 2025.
Note 13 — Property and Equipment, net
Property and equipment, net consisted of the following at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Equipment	$5,705	$5,705
Finance lease assets	1,592	1,609
Furniture and fixtures	173	173
Company vehicles(1)	2,204	2,817
Leasehold improvements	1,401	1,401
Computers, software and related equipment	3,128	3,128
Property and equipment, gross	14,203	14,833
Accumulated depreciation	(8,991)	(8,722)
Property and equipment, net	$5,212	$6,111
___________
(1)Amounts include operating lease assets (stepvans and Hubs) for which the Company is a lessor. As of March 31, 2025, gross operating lease assets and accumulated depreciation on operating lease assets were $0.3 million and $0.1 million, respectively. As of December 31, 2024 gross operating lease assets and accumulated depreciation on operating lease assets were $0.4 million and $0.1 million, respectively
Depreciation expense during the three months ended March 31, 2025 and 2024, totaled $0.5 million and $0.9 million, respectively.
Note 14 — Commitments and Contingencies
Legal Contingencies
Legal claims may arise from time to time in the normal course of business, the results of which may have a material effect on the Company’s accompanying unaudited condensed consolidated financial statements. As of March 31, 2025 and December 31, 2024, the Company was not a party to any legal proceedings, that individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Other Contingencies
The Company enters into non-cancellable long-term purchase orders and vendor agreements in the normal course of business. As of March 31, 2025, non-cancellable purchase commitments with two of the Company’s vendors totaled $0.2 million.

Note 15 — Related Party Transactions
The Company has lease agreements with Fitzgerald Manufacturing Partners. The owner of Fitzgerald Manufacturing Partners is a stockholder of the Company. For each of the three months ended March 31, 2025 and 2024, the Company incurred rent expense of $0.2 million and $0.2 million, respectively, related to these agreements.
Note 16 — Income Taxes
The Company’s effective tax rate during the three months ended March 31, 2025 and 2024 was (0.12)% and (0.04)%, respectively. State taxes coupled with losses not benefited resulted in an effective tax rate below the statutory tax rate of 21% for the three months ended March 31, 2025.
The Company recognizes tax benefits related to positions taken, or expected to be taken, on its tax returns, only if the positions are “more-likely-than-not” sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its financial statements. The Company does not have any uncertain tax positions that meet this threshold as of March 31, 2025 and December 31, 2024.
The Company is subject to taxation and files income tax returns with the U.S. federal government and various states, as well as Canada and China. The Company is not currently under examination by any tax authorities. The Company generally is not subject to examination for tax years prior to 2020.
At March 31, 2025, the Company’s deferred income taxes were in a net asset position mainly due to deferred tax assets generated by net operating losses. The Company assesses the likelihood that its deferred tax assets will be realized. A full review of all positive and negative evidence needs to be considered, including the Company's current and past performance, the market environments in which the Company operates, the utilization of past tax credits, the length of carryback and carryforward periods, and tax planning strategies that might be implemented. Management believes that, based on a number of factors, it is more likely than not that all or some portion of the deferred tax assets may not be realized; accordingly, the Company has provided a valuation allowance against its net deferred tax assets at March 31, 2025 and December 31, 2024.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Note 17 — Net Loss per Share
Basic and diluted net loss per share during the three months ended March 31, 2025 and 2024 consisted of the following (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(10,186)	$(11,003)
Net loss attributable to common stockholders, basic	(10,186)	(11,003)
Net loss attributable to common stockholders, diluted	(10,186)	(11,003)
Denominator:
Basic
Weighted average common shares outstanding, basic	8,076	6,108
Basic net loss per share	$(1.26)	$(1.80)
Diluted
Weighted average common shares outstanding, diluted	8,076	6,108
Diluted net loss per share	$(1.26)	$(1.80)
Potential ending shares outstanding that were excluded from the computation of diluted net loss per share because their effect was anti-dilutive as of March 31, 2025 and 2024 consisted of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Contingent earn-out shares	547	547
Common stock underlying public and private warrants	628	628
Restricted stock units	1,392	599
Stock options	1	2
If-converted common stock from convertible debt	280	280

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Note 18 — Segment Reporting
The following table presents segment revenue, gross profit (loss), and net loss for the periods presented (in thousands):

	March 31, 2025	March 31, 2024
Revenues	$5,879	$13,162
Cost of goods sold	4,668	10,374
Gross profit	1,211	2,788
less:
Employee related	4,446	7,913
Facility and rent	1,059	639
Insurance	878	892
Depreciation	447	854
Professional services	636	870
Computer and software as a service	350	620
Research and development materials	337	573
Other(1)	2,327	670
Other (income) expense, net	851	584
Change in fair value of derivative instruments	54	168
Change in fair value of earn-out shares liability	—	3
Provision for income taxes	12	5
Segment net loss	$(10,186)	$(11,003)
____________
(1) Other includes $1.9 million of financed equipment lease expense, as well as bad debt expense, travel & entertainment, general and administrative freight, property/franchise taxes, and merchant fees.

Note 19 — Fair Value Measurements
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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
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
Assets and liabilities carried at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	March 31, 2025
	Fair Value	Level 1	Level 2	Level 3

Financial Liabilities:
Private Placement Warrants	$2	$—	$2	$—
Public Warrants	173	173	—	—
Total Financial Liabilities	$175	$173	$2	$—

	December 31, 2024
	Fair Value	Level 1	Level 2	Level 3

Financial Liabilities:
Private Placement Warrants	$1	$—	$1	$—
Public Warrants	120	120	—	—
Total Financial Liabilities	$121	$120	$1	$—
There was no change in the fair value of Level 3 financial liabilities during the three months ended March 31, 2025.
____________

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which Xos’ management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Report and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) filed with the SEC on March 31, 2025. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in this Item 2 (including in the sections entitled “Overview” and “Liquidity and Capital Resources” below), in the accompanying unaudited notes to condensed consolidated financial statements in this Report, under the section entitled “Risk Factors” of this Report, and under the heading “Risk Factors” in the 2024 Form 10-K. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of Xos and its consolidated subsidiaries.
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
During the three months ended March 31, 2025, we delivered 22 vehicles, 5 Hubs and 2 powertrains. During the three months ended March 31, 2024, we delivered 60 vehicles and 2 powertrains. During the three months ended March 31, 2025, we generated $3.6 million in revenue (or 61% of revenue) in vehicle sales, $1.6 million (or 27% of revenue) in powertrain and Hub sales, $0.5 million (or 8% of revenue) in other product revenue, and $0.2 million (or 4% of revenue) in ancillary revenue. During the three months ended March 31, 2024, we generated $11.6 million in revenue (or 88% of revenue) from vehicle sales, $0.4 million (or 3% of revenue) in powertrain and Hub sales, $0.6 million (or 5% of revenue) in other product revenue, and $0.5 million (or 4% of revenue) from ancillary revenue. The reduction in deliveries in the current year period is primarily due to a delay in executing sales orders with respect to an additional 31 stripped chassis that we shipped to our upfitter during the period.
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
Xos is an early-stage growth company, and as such has incurred net losses and cash outflows since its inception. As an early-stage growth company, the Company's ability to access capital is critical. However, there can be no assurance such capital will be available to the Company when needed, on favorable terms or at all. If we are unable to collect on our outstanding accounts receivable, obtain a sufficient level of new capital in the near-term and/or obtain replacement financing for or extend the maturity of existing debt, we could be required to dissolve and liquidate our assets under bankruptcy laws or otherwise.
As an early-stage growth company, we have incurred net losses and cash outflows since our inception. We will continue to incur net losses and cash outflows in accordance with our operating plan as we continue to scale our operations to meet anticipated demand and seek to establish our product and service offerings. As a result, our ability to access capital is critical and until we can generate sufficient revenue to cover our operating expenses, working capital and capital expenditures, we will need to raise additional capital in order to fund and scale our operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our commercialization, research and development programs and/or other efforts and our ability to continue our operations would be negatively impacted. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all. In addition, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our unaudited condensed consolidated financial statements and/or seek protection under Chapters 7 or 11 of the United States Bankruptcy Code. This could potentially cause us to cease operations and result in a complete or partial loss of your investment in our Common Stock.
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
Successful Commercialization of our Products and Services
We expect to derive future revenue from sales of our vehicles, battery systems and other product and service offerings. As many of these products are in development, we will require substantial additional capital to continue developing our products and services and bring them to full commercialization as well as fund our operations for the foreseeable future. Until we can generate sufficient revenue from product sales, we expect to finance a substantial portion of our operations through commercialization and production and any future capital raising efforts. The amount and timing of our future funding requirements, if any, will depend on many factors, including the pace and results of our commercialization efforts.
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
Revenue consists of product sales, inclusive of shipping and handling charges, net of estimates for customer allowances, service offerings, and leasing. Revenue is measured as the amount of consideration we expect to receive in exchange for delivering products. All revenue is recognized when we satisfy the performance obligations under the contract. We recognize revenue by delivering the promised products to the customer, with the revenue recognized at the point in time the customer takes control of the products. For shipping and handling charges, revenue is recognized at the time the products are delivered to or picked up by the customer. For operating leases which are accounted for under ASC 842, Leases, revenue is recognized on a straight-line basis over the term of the lease agreement. The majority of our current contracts have a single performance obligation, which is met at the point in time that the product is delivered, and title passes, to the customer, and are short term in nature.
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

Cost of Goods Sold
Cost of goods sold includes materials and other direct costs related to production of our vehicles, including components and parts, batteries, direct labor costs and manufacturing overhead, among others. Cost of goods sold also includes material and other direct costs related to the production and assembly of powertrains and battery packs as well as materials and other costs incurred related to charging infrastructure installation. Materials include inventory purchased from suppliers, as well as assembly components that are assembled by company personnel, including allocation of stock-based compensation expense. Direct labor costs relate to the wages of those individuals responsible for the assembly of vehicles, powertrain units, Hubs and batteries delivered to customers. Cost of goods sold also includes depreciation expense on property and equipment related to cost of goods sold activities, calculated over the estimated useful life of the property and equipment on a straight-line basis. Upon property and equipment retirement or disposal, the cost of the asset disposed, and the related accumulated depreciation from the accounts and any gain or loss is reflected in the unaudited condensed consolidated statements of operations and comprehensive loss, allocated to cost of goods sold.
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
General and Administrative Expense
General and administrative (“G&A”) expense consists of personnel-related expenses, outside professional services, including legal, audit and accounting services, as well as expenses for facilities, non-sales related travel, and general office supplies and expenses. Personnel-related expenses consist of salaries, benefits, allocations of stock-based compensation, and associated payroll taxes. Overhead items including rent, insurance, utilities, and other items are included in G&A expense. G&A expense also includes depreciation expense on property and equipment related to G&A activities, calculated over the estimated useful life of the property and equipment on a straight-line basis. Upon property and equipment retirement or disposal, the cost of the asset disposed, and the related accumulated depreciation from the accounts and any gain or loss is reflected in the unaudited condensed consolidated statements of operations and comprehensive loss, allocated to G&A.
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

Other Expense, Net
Other expense, net primarily includes interest expense for our equipment leases and interest expense related to our financing obligations, including the amortization for debt discount and issuance costs, partially offset by income from the sublease of our Los Angeles, California, office space.
Change in Fair Value of Derivative Instruments
Change in fair value of derivative instruments relates to Common Stock warrant liability assumed as part of the Business Combination. Changes in the fair value relate to remeasurement of our Public and Private Placement Warrants to fair value as of any respective exercise date and as of each subsequent balance sheet date and mark-to-market adjustments for these derivative liabilities each measurement period.
Change in Fair Value of Contingent Earn-out Shares Liability
The contingent earn-out shares liability was established as part of the Business Combination. Changes in the fair value relate to remeasurement to fair value as of each subsequent balance sheet date.
Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
The following table sets forth our historical operating results for the periods indicated:

	For the Three Months Ended March 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Revenues	$5,879	$13,162	$(7,283)	(55)%
Cost of goods sold	4,668	10,374	(5,706)	(55)%
Gross profit	1,211	2,788	(1,577)	(57)%
Operating expenses
General and administrative	7,896	8,959	(1,063)	(12)%
Research and development	1,930	3,074	(1,144)	(37)%
Sales and marketing	654	998	(344)	(34)%
Total operating expenses	10,480	13,031	(2,551)	(20)%
Loss from operations	(9,269)	(10,243)	974	(10)%
Other expense, net	(851)	(584)	(267)	46%
Change in fair value of derivative instruments	(54)	(168)	114	(68)%
Change in fair value of earn-out shares liability	—	(3)	3	(100)%
Loss before provision for income taxes	(10,174)	(10,998)	824	(7)%
Provision for income taxes	12	5	7	140%
Net Loss	$(10,186)	$(11,003)	$817	(7)%
___________

Revenues
Our total revenues decreased by $7.3 million, or 55%, from $13.2 million in the three months ended March 31, 2024 to $5.9 million in the three months ended March 31, 2025, primarily driven by a decrease in unit sales and average selling price. During the three months ended March 31, 2025, we sold 22 vehicles, 5 Hubs and 2 powertrains, compared to 60 vehicles and 2 powertrains during the three months ended March 31, 2024.

Revenue for the three months ended March 31, 2025 and 2024 consisted of the following (dollars in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change (6)
Product and service revenue
Stepvans & vehicle incentives	$3,584	$11,585	$(8,001)	(69)%
Powertrains & Hubs	1,592	422	1,170	277%
Other product revenue	467	628	(161)	(26)%
Total product revenue	5,643	12,635	(6,992)	(55)%
Ancillary revenue	236	527	(291)	(55)%
Total revenues	$5,879	$13,162	$(7,283)	(55)%

Cost of Goods Sold
Cost of goods sold decreased by $5.7 million, or 55%, from $10.4 million in the three months ended March 31, 2024 to $4.7 million in the three months ended March 31, 2025. The decrease in cost of goods sold is directly attributable to the decrease in our product revenue and associated decreases of (i) $5.2 million in direct materials (ii) $0.4 million for dealer return reserves, and (iii) $0.7 million in direct labor and manufacturing overhead. These decreases were offset by increases of (i) $0.1 million for warranty reserve and (ii) $0.5 million in unfavorable physical inventory count and other adjustments.
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
General and Administrative
General and administrative expenses decreased by $1.1 million, or 12%, from $9.0 million in the three months ended March 31, 2024 to $7.9 million in the three months ended March 31, 2025, attributable to decreases of (i) $2.3 million in headcount and personnel costs for legal, finance, accounting, information technology and general and administrative functions, (ii) $0.4 million in depreciation expense, (iii) $0.4 million in stock-based compensation expense due to decreased headcount, and (iv) $0.3 million in other operating expenses including travel, recruiting, and computer software costs. These decreases were offset by increases of (i) $1.9 million in financed equipment lease expense and (ii) $0.4 million in facility expenses, primarily due to two operating leases acquired in connection with the ElectraMeccanica acquisition.
Research and Development
Research and development expenses decreased by $1.1 million, or 37%, from $3.1 million in the three months ended March 31, 2024 to $1.9 million in the three months ended March 31, 2025. The change was primarily due to decreases of (i) $0.6 million in allocation of personnel costs, including stock-based compensation expense, driven by lower headcount in engineering, (ii) $0.3 million in other research and development costs, including consulting and software, and (iii) $0.2 million in equipment and material purchases due to fewer research and development projects in development year over year.
Sales and Marketing
Sales and marketing expense decreased by $0.3 million, or 34%, from $1.0 million in the three months ended March 31, 2024 to $0.7 million in the three months ended March 31, 2025. The change was primarily due to decreases of (i) $0.2 million in allocation of personnel costs, including stock-based compensation expense, driven by lower headcount and (ii) $0.1 million in other sales and marketing expenses such as customer accommodation payments and sales events.
Other Expense, net
Other expense, net increased by $0.3 million, from $0.6 million in the three months ended March 31, 2024 to $0.9 million in the three months ended March 31, 2025. The change was attributable to increases of (i) $0.4 million of impairment losses on property and equipment. This was partially offset by a $0.1 million increase in other income primarily due to sublease income.

Change in Fair Value of Derivatives
The loss on the change in fair value of derivative instruments decreased by $0.1 million, or 68%, from $0.2 million in the three months ended March 31, 2024 to $0.1 million in the three months ended March 31, 2025. The change in fair value in both periods is primarily attributable to the change in our stock price and the resulting valuation at the respective reporting period.
Change in Fair Value of Contingent Earn-out Interests Liability
The loss on the change in fair value of contingent earn-out shares liability decreased by $3,000 from $3,000 in the three months ended March 31, 2024 to $0 in the three months ended March 31, 2025. The change in fair value in both periods is primarily attributable to the change in our stock price and the resulting valuation at the respective reporting period.
Provision for Income Taxes
The Company recorded income tax provision of $12,000 and $5,000 during the three months ended March 31, 2025 and 2024, respectively.
Liquidity and Capital Resources
General

As of March 31, 2025, our principal sources of liquidity were our cash and cash equivalents of $4.8 million and an accumulated deficit of approximately $213.6 million. Our short-term uses of cash are for working capital and to pay the principal of our indebtedness. During the three months ended March 31, 2025, we incurred a net loss of approximately $10.2 million and had net cash used in operating activities of $4.8 million.
Under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern (“ASC 205-40”), we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year of the financial statements included elsewhere in this Report. The result of our ASC 205-40 analysis, due to uncertainties discussed below, is that there is substantial doubt about our ability to continue as a going concern through the next 12 months from the date of the unaudited condensed consolidated financial statements in this Report.
As an early-stage growth company, we have incurred net losses and cash outflows since our inception. We will continue to incur net losses and cash outflows in accordance with our operating plan as we continue to scale our operations to meet anticipated demand and seek to establish our product and service offerings. As a result, our ability to access capital is critical and until we can generate sufficient revenue to cover our operating expenses, working capital and capital expenditures, we will need to raise additional capital in order to fund and scale our operations. These conditions and events raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial information does not include any adjustment that may result from the outcome of this uncertainty.
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
Global general economic and political conditions, such as inflation, tariffs (or the threat of tariffs), uncertain credit and global financial markets, supply chain disruption, international currency fluctuations, and geopolitical events have had and could continue to have an adverse impact in our ability to raise additional funds. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our commercialization, research and development programs and/or other efforts and our ability to continue our operations would be negatively impacted. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all. In addition, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our unaudited condensed consolidated financial statements and/or seek protection under Chapters 7 or 11 of the United States Bankruptcy Code. This could potentially cause us to cease operations and result in a complete or partial loss of your investment in our Common Stock.
Standby Equity Purchase Agreement
On March 23, 2022, we entered into a Standby Equity Purchase Agreement with YA II PN, Ltd. (“Yorkville”), which was subsequently amended on June 22, 2023 (as amended, the "SEPA"), whereby we have the right, but not the obligation, to sell to Yorkville up to $125.0 million of our shares of Common Stock at our request any time until February 11, 2026, subject to certain conditions. As of March 31, 2025, the remaining commitment available under the SEPA was $119.4 million. However, our ability to access the remaining commitment amount may be limited by various factors, including, but not limited to, the availability of an effective registration statement permitting the resale of such shares of Common Stock. In particular, the Company’s access to capital under the SEPA is not available as of the date of this Report and will not be available until the Company files with the SEC a post-effective amendment to the applicable Registration Statement. Moreover, such registration statement only registers the resale of 3,333,333 shares of Common Stock, which is insufficient for us to fully utilize the remaining commitment under the SEPA, given the current market price of our Common Stock. Furthermore, unless extended by mutual agreement of the parties, the SEPA is scheduled to expire on February 11, 2026. We used the net proceeds received from sales of Common Stock pursuant to the SEPA for working capital and general corporate purposes and expect similar uses of any remaining proceeds going forward. See Note 9 — Convertible Notes and Note 10 — Equity — Standby Equity Purchase Agreement in the accompanying unaudited condensed consolidated financial statements for more information regarding the SEPA.

Cash Flow Data
The following table provides a summary of cash flow data for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(4,756)	$(14,589)
Net cash provided by investing activities	—	51,325
Net cash used in financing activities	(1,482)	(1,093)
Net decrease in cash and cash equivalents	$(6,238)	$35,643
Cash Flow from Operating Activities
Our cash flow from operating activities is significantly affected by the growth of our business. Our operating cash flow is also affected by our working capital needs to support growth in inventory and fluctuations in accounts receivable, accounts payable and other current assets and liabilities.
Net cash used in operating activities was $4.8 million for the three months ended March 31, 2025, primarily consisting of a cash-basis net loss of $7.1 million from normal operations of the Company (after non-cash adjustments of $3.1 million), partially offset by favorable net working capital changes of $2.3 million, primarily driven by lower accounts receivable and other liabilities, partially offset by lower accounts payable and purchases of inventory for production build-up.
Net cash used in operating activities was $14.6 million for the three months ended March 31, 2024, primarily consisting of a cash-basis net loss of $7.2 million from normal operations of the Company (after non-cash adjustments of $3.9 million), further driven by unfavorable net working capital changes of $7.4 million, primarily driven by higher accounts receivable and other liabilities, partially offset by inventory usage for vehicle production.
Cash Flow from Investing Activities
Net cash provided by investing activities was $0 for the three months ended March 31, 2025.
Net cash provided by investing activities was $51.3 million for the three months ended March 31, 2024, due to net cash acquired in connection with the acquisition of ElectraMeccanica.

Cash Flow from Financing Activities
Net cash used in financing activities was $1.5 million for the three months ended March 31, 2025, which primarily related to (i) net short-term insurance financing note activity of $0.8 million, (ii) equipment lease principal payments of $0.6 million and (iii) taxes paid relating to net-settlement of stock-based awards of $0.1 million.
Net cash used in financing activities was $1.1 million for the three months ended March 31, 2024, primarily related to (i) equipment lease principal payments of $0.6 million, (ii) taxes paid relating to net-settlement of stock-based awards of $0.2 million, and (iii) outflow from net short-term insurance financing note activity of $0.3 million.
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
Contractual Obligations and Commitments
We did not have any material contractual obligations or other commitments as of March 31, 2025, other than as disclosed in the 2024 Form 10-K, and in Note 14 - Commitments and Contingencies.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined under the applicable rules and regulations of the SEC.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) which requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenues and expenses during the reporting periods. Our most significant estimates and judgments involve inventory valuation, incremental borrowing rates for assessing operating and financing lease liabilities, useful lives of property and equipment, earn-out shares liability, stock-based compensation, common stock warrant liability, product warranty liability and valuations utilized in connection with acquisitions. We base our estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to our financial statements.
There were no material changes in our critical accounting policies from those disclosed in our 2024 Form 10-K.
Recent Accounting Pronouncements
See Note 2 — Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements to our unaudited condensed consolidated financial statements included in this filing for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and our results of operations.
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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out evaluations of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon each of their evaluations, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at the reasonable assurance level for the three months ended March 31, 2025, due to the material weaknesses in our internal control over financial reporting discussed below.
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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2025 and, in making this assessment, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Because of the material weaknesses described below, our management believes that, as of March 31, 2025, our internal control over financial reporting was not effective based on those criteria.

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

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, during the financial reporting close process management identified material weaknesses in the design and operation of the Company’s internal controls over financial reporting related to three areas, specifically, inventory management, revenue recognition, and information technology (IT) general controls. We believe these material weaknesses were caused by turnover of accounting, operations and IT positions within the Company’s organization, resulting in the inability of Company accounting personnel who have recently assumed new and additional responsibilities, to identify, evaluate and address technical accounting and disclosure matters that affect our annual and interim unaudited condensed consolidated financial statements on a timely basis. Due to Management’s efforts to reduce costs and preserve liquidity, the Company was not able to develop and retain sufficient resources to fulfill internal control responsibilities, resulting in the lack of a sufficient complement of personnel with an appropriate degree of knowledge and experience. Management has determined that these deficiencies are related to insufficient internal resources in technical accounting and financial reporting impacting our internal control over financial reporting for the year ended December 31, 2024 and the quarter ended March 31, 2025.

Based on the results of our evaluation and the material weaknesses described above, Management concluded that the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP as of March 31, 2025.

Notwithstanding these material weaknesses, Management has concluded that our unaudited condensed consolidated financial statements included in this Form 10-Q are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented therein.
Remediation of Material Weakness in Internal Control Over Financial Reporting
In order to remediate these material weaknesses in internal control over financial reporting related to the ineffective design and operation of controls related to inventory management, revenue recognition and IT general controls, management is implementing financial reporting control changes to address these material weaknesses. Management is implementing remediation steps to improve its disclosure controls and procedures and its internal controls over financial reporting, including further documenting and implementing control procedures to address the identified risks of material misstatements, and implementing monitoring activities over such control procedures. We believe we are on schedule to remediate the material weaknesses during the year ended December 31, 2025. Remediation efforts to date include the following:

•Adding qualified resources and improved training over the inventory management and revenue recognition processes;
•Adding qualified resources to ensure proper segregation of duties over IT systems, processes and controls
•Utilizing internal employees and/or partnering with external consultants specializing in public company control compliance to assess and implement additional controls over the inventory management and revenue recognition processes, and over IT general controls.

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

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A.    Risk Factors
Our risk factors are described in the “Risk Factors” section of our 2024 Form 10-K. There have been no material changes to our risk factors since the filing of the 2024 Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
During our last fiscal quarter, none of our directors or officers, as defined in Rule 16a-f(1), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

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

XOS, INC.
Date: May 15, 2025	By:	/s/ Dakota Semler
	Name:	Dakota Semler
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Liana Pogosyan
	Name:	Liana Pogosyan
	Title:	Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)