Form 10-Q
period 2025-06-30
Xos, Inc.
filed 2025-08-13
CIK 1819493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No  ☒
The registrant had outstanding 8,690,583 shares of Common Stock, $0.0001 par value as of August 7, 2025.

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
•We have incurred substantial debt, including $20.0 million principal amount of an outstanding Convertible Note, together with accrued interest thereon, which had a maturity date of August 11, 2025. On August 8, 2025, the repayment schedule for the Convertible Note was modified to make it due in quarterly installments from November 11, 2025 through February 11, 2028 (see Note 20 - Subsequent Events). The Convertible Note could impair our flexibility and access to capital and adversely affect our financial position, and our business would be adversely affected if we are unable to service our debt obligations and are subject to default.
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
•We have been and may continue to be impacted by macroeconomic conditions, including supply chain disruption, trade policies and tariffs, health crises, inflation, uncertain credit and global financial market, including potential bank failures, labor discord, and geopolitical events, such as the ongoing conflicts between Russia and Ukraine and in the Middle East and political tensions with China.
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

Item 1.    Financial Statements
Index to Unaudited Condensed Consolidated Financial Statements

Page
Condensed Consolidated Balance Sheets as of June 30, 2025 (Unaudited) and December 31, 2024	7
Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2025 (Unaudited) and 2024 (Unaudited)	8
Condensed Consolidated Statements of Stockholders’ Equity for the Three and Six Months Ended June 30, 2025 (Unaudited) and 2024 (Unaudited)	9
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2025 (Unaudited) and 2024 (Unaudited)	11
Notes to Condensed Consolidated Financial Statements (Unaudited)	13

Xos, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
Unaudited
(in thousands, except par value)

	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$8,785	$10,996
Accounts receivable, net	18,089	26,870
Inventories	31,012	36,567
Prepaid expenses and other current assets	8,748	7,868
Total current assets	66,634	82,301
Property and equipment, net	4,912	6,111
Operating lease right-of-use assets, net	2,375	3,193
Other non-current assets	6,428	6,728
Total assets	$80,349	$98,333

Liabilities and Stockholders’ Equity
Accounts payable	$4,932	$8,931
Convertible debt, current	4,494	19,970
Other current liabilities	20,642	17,768
Total current liabilities	30,068	46,669
Common stock warrant liability	181	121
Other non-current liabilities	16,272	17,933
Convertible debt, non-current	15,500	—
Total liabilities	62,021	64,723
Commitments and contingencies (Note 14)
Stockholders’ Equity
Common stock $0.0001 par value per share, authorized 1,000,000 shares, 8,393 and 8,046 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	1	1
Preferred stock $0.0001 par value per share, authorized 10,000 shares, 0 shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	239,438	237,029
Accumulated deficit	(221,111)	(203,420)
Total stockholders’ equity	18,328	33,610
Total liabilities and stockholders’ equity	$80,349	$98,333

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Xos, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
Unaudited
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$18,393	$15,535	$24,272	$28,697
Cost of goods sold	16,774	13,505	21,442	23,879
Gross profit	1,619	2,030	2,830	4,818

Operating expenses
General and administrative	5,906	9,176	13,802	18,135
Research and development	2,087	2,998	4,017	6,072
Sales and marketing	707	1,224	1,361	2,222
Total operating expenses	8,700	13,398	19,180	26,429

Loss from operations	(7,081)	(11,368)	(16,350)	(21,611)

Other expense, net	(405)	1,545	(1,256)	961
Change in fair value of derivative instruments	(6)	128	(60)	(40)
Change in fair value of earn-out shares liability	—	36	—	33
Loss before provision for income taxes	(7,492)	(9,659)	(17,666)	(20,657)
Provision for income taxes	13	4	25	9
Net loss	$(7,505)	$(9,663)	$(17,691)	$(20,666)

Net and comprehensive loss	$(7,505)	$(9,663)	$(17,691)	$(20,666)

Net loss per share
Basic	$(0.91)	$(1.23)	$(2.16)	$(2.96)
Diluted	$(0.91)	$(1.23)	$(2.16)	$(2.96)
Weighted average shares outstanding
Basic	8,287	7,864	8,182	6,986
Diluted	8,287	7,864	8,182	6,986

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Xos, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
Unaudited
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value

Balance at December 31, 2023	5,941	$1	$198,456	$(153,261)	$45,196
Stock options exercised	21	—	—	—	—
Stock based compensation expense	—	—	1,968	—	1,968
Issuance of common stock for vesting of restricted stock units	30	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	(14)	—	(258)	—	(258)
Issuance of common stock for ElectraMeccanica acquisition	1,766	—	31,856	—	31,856
Issuance of common stock for commitment shares under the Standby Equity Purchase Agreement	6	—	47	—	47
Net and comprehensive loss	—	—	—	(11,003)	(11,003)
Balance at March 31, 2024	7,750	$1	$232,069	$(164,264)	$67,806
Stock options exercised	—	—	10	—	10
Stock based compensation expense	—	—	1,634	—	1,634
Issuance of common stock for vesting of restricted stock units	224	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	(83)	—	(563)	—	(563)
Net and comprehensive income (loss)	—	—	—	(9,663)	(9,663)
Balance at June 30, 2024	7,891	$1	$233,150	$(173,927)	$59,224

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value

Balance at December 31, 2024	8,046	$1	$237,029	$(203,420)	$33,610
Stock options exercised	—	—	—	—	—
Stock based compensation expense	—	—	1,523	—	1,523
Issuance of common stock for vesting of restricted stock units	98	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	(42)	—	(140)	—	(140)
Net and comprehensive loss	—	—	—	(10,186)	(10,186)
Balance at March 31, 2025	8,102	$1	$238,412	$(213,606)	$24,807
Stock based compensation expense	—	—	1,574	—	1,574
Issuance of common stock for vesting of restricted stock units	449	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	(158)	—	(548)	—	(548)
Net and comprehensive loss	—	—	—	(7,505)	(7,505)
Balance at June 30, 2025	8,393	$1	$239,438	$(221,111)	$18,328
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Xos, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Unaudited
(in thousands, unaudited)

	Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES:
Net loss	$(17,691)	$(20,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,070	1,780
Amortization of right-of-use assets	818	814
Amortization of debt discounts and issuance costs	24	24
Amortization of insurance premiums	1,325	1,433
Inventory reserve	(2,206)	(1,236)
Impairment of property and equipment	401	—
Change in fair value of derivative instruments	60	40
Change in fair value of earn-out shares liability	—	(33)
Stock-based compensation expense	3,097	3,640
Bad debt expense	(36)	26
Other non-cash items	75	546
Changes in operating assets and liabilities:
Accounts receivable	8,817	(14,628)
Inventories	7,471	(2,353)
Prepaid expenses and other current assets	(2,262)	(1,655)
Other assets	300	(2,071)
Accounts payable	(3,999)	(428)
Other liabilities	2,625	(5,809)
Net cash used in operating activities	(111)	(40,576)

INVESTING ACTIVITIES:
Purchase of property and equipment	—	(156)
Net cash acquired in acquisition of ElectraMeccanica Vehicles Corp.	—	51,355
Net cash provided by investing activities	—	51,199

FINANCING ACTIVITIES:
Principal payment of equipment leases	(1,200)	(1,150)
Proceeds from short-term insurance financing note	1,675	1,785
Payment for short-term insurance financing note	(1,887)	(1,448)
Stock options exercised	—	10
Taxes paid related to net share settlement of stock-based awards	(688)	(821)
Proceeds from issuance of common stock under Standby Equity Purchase Agreement	—	47
Net cash used in financing activities	(2,100)	(1,577)

Net increase (decrease) in cash, cash equivalents and restricted cash	(2,211)	9,046
Cash, cash equivalents and restricted cash, beginning of period	10,996	11,640
Cash, cash equivalents and restricted cash, end of period	$8,785	$20,686

Reconciliation of Cash, Cash Equivalents and Restricted Cash to Unaudited Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$8,785	$19,656
Restricted cash	—	1,030
Total cash, cash equivalents and restricted cash	$8,785	$20,686

Supplemental disclosure of cash flow information
Cash paid for income taxes	$24	$16
Supplemental disclosure of non-cash investing and financing activities
Purchase of property and equipment in accounts payable	$—	$(35)
Net assets acquired in acquisition of ElectraMeccanica Vehicles Corp.	$—	$54,630
Xos common stock issued in exchange for ElectraMeccanica Vehicles Corp.	$—	$(31,856)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited

Note 1— Description of Business
Xos, Inc., together with its wholly owned subsidiaries (collectively, the “Company” or “Xos”) is a leading fleet electrification solutions provider committed to the decarbonization of commercial transportation. Xos designs and manufactures Classes 5 through 8 battery-electric commercial vehicles designed to travel on last-mile, back-to-base routes of up to 200 miles per day. Xos also offers charging infrastructure products and services through Xos Energy Solutions™ to support electric vehicle fleets. The Company’s proprietary fleet management software, Xosphere™, integrates vehicle operation and vehicle charging aimed at providing commercial fleet operators a more seamless and cost-efficient vehicle ownership experience than traditional internal combustion engine counterparts. Xos developed the X-Platform (its proprietary, purpose-built vehicle chassis platform) specifically for the medium-duty commercial vehicle segment with a focus on last-mile commercial fleet operations. Xos seeks to offer customers a suite of commercial products and services to facilitate electric fleet operations and seamlessly transition their traditional combustion-engine fleets to battery-electric vehicles.
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
As of June 30, 2025, the Company’s principal sources of liquidity were its cash and cash equivalents aggregating to $8.8 million. The Company’s short- and long-term uses of cash are for working capital and to pay interest and principal on its debt. The Company has incurred losses since inception and had negative cash flow used in operating activities of $0.1 million and $40.6 million for the six months ended June 30, 2025 and 2024, respectively, and $48.8 million for the year ended December 31, 2024.
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
On August 9, 2022 (as amended on September 28, 2022), the Company entered into a note purchase agreement (the “Note Purchase Agreement”) with Aljomaih Automotive Co. (“Aljomaih”) under which the Company agreed to sell and issue to Aljomaih a convertible promissory note with a principal amount of $20.0 million and a maturity date of August 11, 2025. On August 8, 2025, the Company and Aljomaih entered into Amendment Number One to the Note Purchase Agreement (the “Aljomaih Amendment”) and amended and restated the Convertible Note issued thereunder. Among other things, the Convertible Note is now due in several quarterly installments payable between November 11, 2025 and February 11, 2028. In addition, interest accrued on the Convertible Notes through August 11, 2025, of approximately $6.0 million in the aggregate, will be converted into shares of Common Stock at the 10-day VWAP (as defined in the Convertible Note) on August 25, 2025, in accordance with the terms of the Note immediately prior to the Aljomaih Amendment. See Note 9 - Convertible Notes and Part II, Item 5 - Other Information.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Based on the Company’s strategies to raise funds as described above and Xos’s cash and cash equivalents as of June 30, 2025, the Company has concluded that it is not probable that such proceeds would provide sufficient liquidity to fund operations for the next twelve months following the date of the issuance of the unaudited condensed consolidated financial statements. As a result, it is not probable that Xos’s plans alleviate the substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of the unaudited condensed consolidated financial statements in this Report. Absent the Company being able to collect on its outstanding accounts receivable, obtain a sufficient level of new capital in the near-term and/or obtain replacement financing for or extend the maturity of existing debt, the Company could be required to seek protection under Chapters 7 or 11 of the United States Bankruptcy Code. This could potentially cause the Company to cease operations.
Supply Chain Disruptions
While the Company’s ability to source certain critical inventory items has been steadily improving, it is still experiencing long-standing negative effects from global economic conditions, and expects such effects to continue to varying degrees for the foreseeable future. The Company has also observed, and expects to be impacted by, sporadic and unpredictable shortages for specific components, primarily in power electronics and harnesses, and disruptions to the supply of components. The implementation and/or threat of new and increased tariffs, as well as fluctuating fuel prices and geopolitical conflicts have compounded ongoing supply and demand pressures.
Fluctuating tariff regimes—particularly those targeting imports of power electronics, battery components, and structural materials—have introduced significant volatility in the Company’s cost structure and procurement planning. The uncertainty around tariff implementation timelines and scope has necessitated frequent adjustments to sourcing strategies, supplier selection, and contract terms.

To mitigate these impacts, the Company has undertaken the following measures:

•diversification of supply base to include alternate suppliers in tariff-exempt or trade-friendly regions;
•renegotiation of pricing and delivery terms to account for tariff exposure and cost passthroughs;
•reclassification and compliance reviews to ensure correct harmonized tariff schedule (HTS) codes and leverage tariff exemptions or reduced duty programs, where applicable; and
•strategic stockpiling of high-risk components to reduce exposure to near-term tariff hikes.

The Company has been closely monitoring potential changes to trade policies and tariffs in order to proactively adjust and refine our strategy. These actions are aimed at preserving cost competitiveness and securing uninterrupted supply amid a fluid and unpredictable trade policy environment. Notwithstanding these efforts, the ongoing regulatory changes may affect our ability to source components from specific regions or maintain access to critical suppliers on commercially reasonable terms or at all.
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
In the opinion of management, all adjustments (primarily consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the years ended

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
December 31, 2024 and 2023 presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenues and expenses during the reporting periods. The areas with significant estimates and judgments include, among others, inventory valuation, incremental borrowing rates for assessing operating and financing lease liabilities, useful lives of property and equipment, stock-based compensation, product warranty liability, and valuations utilized in connection with acquisitions. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to the Company’s financial statements.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation in the unaudited condensed consolidated financial statements and the accompanying notes, including (i) presenting bad debt expense as a reconciling item for the calculation of the net cash used in operating activities, and (ii) classification of amounts comprising stepvans & vehicle incentives, powertrains & Hubs, and other product revenue as described in Note 3 — Revenue Recognition. These reclassifications have no effect on previously reported total assets, total liabilities or net loss.

Warranty Liability
The Company provides customers with a product warranty that assures that the products meet standard specifications and is free for periods typically between 2 to 5 years. The Company accrues warranty reserve for the products sold, which includes its best estimate of the projected costs to repair or replace items under warranties and recalls if identified. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain given the Company’s relatively short history of sales, and changes to its historical or projected warranty experience may cause material changes to the warranty reserve in the future. Claims incurred under the Company’s standard product warranty programs are recorded based on open claims. The Company recorded warranty liability within other current liabilities in the consolidated balance sheets as of June 30, 2025 and December 31, 2024.
The reconciliation of the change in the Company’s product liability balances during the three and six months ended June 30, 2025 and 2024 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Warranty liability, beginning of period	$863	$1,199	$740	$1,306
Reduction in liability (payments)	(381)	(400)	(689)	(922)
Increase in liability	548	344	979	759
Warranty liability, end of period	$1,030	$1,143	$1,030	$1,143

Concentrations of Credit and Business Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of June 30, 2025 and 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
During the three months ended June 30, 2025, one customer accounted for 70% of the Company’s revenues. During the three months ended June 30, 2024, two customers accounted for 19%, and 14% of the Company’s revenues, respectively. During the six months ended June 30, 2025, one customer accounted for 53% of the Company’s revenues. During the six months ended June 30, 2024, two customers accounted for 25% and 10% of the Company’s revenues, respectively.
Accounts receivable totaled $18.1 million, net of allowance of $0.2 million, and $26.9 million, net of allowance of $0.2 million, as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, two customers accounted for 48% and 11% of the Company’s accounts receivable, respectively. As of June 30, 2024, one customer accounted for 13% of the Company’s accounts receivable. As of December 31, 2024, no customer had an accounts receivable balance greater than 10% of the Company’s accounts receivable.
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
As of June 30, 2025, one vendor accounted for 41% of the Company’s accounts payable. As of December 31, 2024, three vendors accounted for 19%, 15%, and 10% of the Company’s accounts payable, respectively.

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
The Company has considered all other applicable recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its unaudited condensed consolidated financial statements or notes thereto.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Note 3— Revenue Recognition
Disaggregated revenues by major source for the three and six months ended June 30, 2025 and 2024 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Product and service revenue
Stepvans & vehicle incentives(1)	$17,087	$13,146	$20,671	$24,731
Powertrains & hubs	930	1,423	2,522	1,845
Other product revenue	152	642	619	1,270
Total product revenue	18,169	15,211	23,812	27,846
Ancillary revenue	224	324	460	851
Total revenues	$18,393	$15,535	$24,272	$28,697
___________
(1)Amounts are net of returns and allowances. Stepvans & vehicle incentives and powertrains & Hubs include revenue generated from operating leases.

The Company leases stepvans and Hubs to customers under operating leases with terms ranging from 24 to 36 months. At the end of the lease term, customers are required to return the vehicles to Xos. During the three months ended June 30, 2025 and 2024, the Company recorded operating lease revenue of $4,000 and $8,000, respectively, on a straight-line basis over the contractual terms of the respective leases as part of Stepvans & vehicle incentives, above. During the six months ended June 30, 2025 and 2024, the Company recorded operating lease revenue of $11,000 and $22,000, respectively, on a straight-line basis over the contractual terms of the respective leases as part of Stepvans & vehicle incentives, above. During the three months ended June 30, 2025 and 2024, the Company recorded operating lease revenue of $11,000 and $0, respectively, on a straight-line basis over the contractual terms of the respective leases as part of Powertrains & Hubs, above. During the six months ended June 30, 2025 and 2024, the Company recorded operating lease revenue of $22,000 and $0, respectively, on a straight-line basis over the contractual terms of the respective leases as part of Powertrains & Hubs, above.

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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
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
The Company recognized $0 of severance related expenses in general and administrative expense in its unaudited condensed consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2025. The company recognized $0 and $2.0 million of severance related expense during the three and six ended June 30, 2024, respectively.
Note 5 — Lease Receivable
For deferred equipment agreements that contain embedded operating leases, upon lease commencement, the Company defers and records the equipment cost of operating lease assets within property and equipment, net of accumulated depreciation. These operating lease assets are subsequently amortized to cost of goods sold over the lease term on a straight-line basis.

For deferred equipment agreements that contain embedded sales-type leases, the Company recognizes lease revenue and costs, as well as a lease receivable, at the time the lease commences. Costs related to embedded leases within the Company’s deferred equipment agreements are included in cost of goods sold in the accompanying unaudited condensed consolidated statement of operations and comprehensive loss. Interest on the lease receivable was immaterial to the unaudited condensed consolidated financial statements for both the three and six months ended June 30, 2025 and 2024.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited

(in thousands)	Balance Sheet Location	June 30, 2025	December 31, 2024
Lease receivable		$1,921	$2,528
Allowance for expected credit losses		(719)	(719)
Lease receivable, net		1,202	1,809
Less: current portion of lease receivable	Prepaid expenses and other current assets	(888)	(1,264)
Lease receivable, non-current	Other non-current assets	$314	$545

As of June 30, 2025, estimated future maturities of customer sales-type lease receivable and operating lease payments for each of the following fiscal years are as follows:

	Future Lease Receivables/Payments (in thousands)
Fiscal year	Sales-Type Leases	Operating Leases
2025	$888	$22
2026	296	15
2027	13	—
2028	5	—
Thereafter	—	—
Total lease payments	$1,202	$37
Note 6 — Inventories
Inventory amounted to $31.0 million and $36.6 million, respectively, as of June 30, 2025 and December 31, 2024 and consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$21,972	$24,943
Work in process	3,840	6,983
Finished goods	5,200	4,641
Total inventories	$31,012	$36,567
Inventories as of June 30, 2025 and December 31, 2024 were comprised of raw materials, work in process and finished goods related to the production of vehicles, powertrains, Hubs, and other products for sale and finished goods inventory including vehicles in transit to fulfill customer orders, new vehicles, new vehicles awaiting final pre-delivery quality review inspection, and Xos Energy Solutions products available for sale.
Inventories are stated at the lower of cost or net realizable value. Cost is computed using average cost. Inventory write-downs are based on reviews for excess and obsolescence determined primarily by current and future demand forecasts. During the three months ended June 30, 2025 and 2024, the Company recorded a favorable change in our inventory reserves of $1.7 million and $0.4 million, respectively, to reflect inventories at their net realizable values and provide an allowance for any excess or obsolete inventories. During the six months ended June 30, 2025 and 2024, the Company recorded a favorable change in our inventory reserves of $2.2 million and $1.2 million, respectively, to reflect inventories at their net realizable values and provide an allowance for any excess or obsolete inventories.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Note 7 — Selected Balance Sheet Data
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid inventories	$1,776	$725
Prepaid expenses and other(1)	3,156	2,814
Lease receivable	888	1,264
Contract assets	1,010	1,099
Financed insurance premiums	1,267	1,315
Assets held for sale(2)	651	651
Total prepaid expenses and other current assets	$8,748	$7,868
____________
(1) Primarily relates to security deposits for outstanding equipment leases, other receivables, prepaid insurance, and prepaid licenses and subscriptions.
(2) Assets held for sale are comprised of manufacturing equipment no longer used in production and intended to be sold.

Other Non-Current Assets

Other non-current assets as of June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Security deposits	$1,754	$1,873
Duty drawback receivable(1)	2,709	2,709
Lease receivable, non-current	314	545
Other non-current assets	1,651	1,601
Total other non-current assets	$6,428	$6,728
___________
(1) Represents the estimated amount that can be recovered from previously paid tariffs relating to crushed SOLO vehicles that were acquired in connection with the ElectraMeccanica acquisition.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Other Current Liabilities
Other current liabilities as of June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued expenses and other (1)	$3,366	$2,886
Accrued interest⁽²⁾	5,781	4,789
Accrued payroll⁽³⁾	2,425	2,079
Contract liabilities	224	260
Customer deposits	1,334	1,275
Warranty liability	1,030	740
Equipment notes payable, current	295	377
Short-term insurance financing notes	1,056	1,280
Operating lease liabilities, current	3,181	3,028
Finance lease liabilities, current	1,950	1,054
Total other current liabilities	$20,642	$17,768
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
Revenue recognized from the customer deposits balance for the six months ended June 30, 2025 and 2024 was $0.4 million and $0.6 million, respectively. Revenue recognized for the year ended December 31, 2024 from the customer deposits balance as of December 31, 2023 was $0.7 million.
Other Non-Current Liabilities
Other non-current liabilities as of June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued interest expense and other	$708	$635
Equipment notes payable, non-current	162	224
Operating lease liabilities, non-current	15,135	16,656
Finance lease liabilities, non-current	267	418
Total other non-current liabilities	$16,272	$17,933

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
For each of the periods ended June 30, 2025 and December 31, 2024, the fair value of the Earn-out Shares liability was estimated to be $0. The Company recognized a gain on the change in fair value in Earn-out Shares liability of $0 and $36,000 in its unaudited condensed consolidated statements of operations and comprehensive loss during the three months ended June 30, 2025 and 2024, respectively. The Company recognized a gain of $0 and $33,000 during the six months ended June 30, 2025 and 2024, respectively.
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
The Note, which was initially scheduled to mature on August 11, 2025, bears interest at a rate of 10.0% per annum, payable at maturity in validly issued, fully paid and non-assessable shares of Common Stock (“Interest Shares”), unless earlier converted or paid. If the 10-day VWAP ending on the trading day immediately prior to the applicable payment date is greater than or equal to the Minimum Price (as defined in Nasdaq Rule 5635(d)) or the Company has received the requisite approval from its stockholders (which it has), the number of Interest Shares to be issued will be calculated based on such 10-day VWAP;

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
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
The Company accounts for the Note in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, under which the Note was analyzed for the identification of material embedded features that meet the criteria for equity treatment and/or bifurcation and must be recorded as a liability. The Company initially classified the Note as a non-current liability given a maturity date of greater than one year, however, during the quarter ended September 30, 2024, the Note was reclassified as a current liability since its maturity date is less than one year from September 30, 2024. Subsequent to the period end, the Note was amended, and as a result of such amendment, a portion of the Note has been reclassified as a non-current liability at June 30, 2025, due to a change in the principal repayment schedule of the Note. See Note 20 — Subsequent Events.
The Note will not be included in the computation of either basic or diluted EPS for the three months ended June 30, 2025 in Note 17 — Net Loss per Share. This financial instrument is not included in basic EPS because it does not represent participating securities. Further, the Note is not included in diluted EPS because the Company reported a net loss from continuing operations for the three and six months ended June 30, 2025; thus, including these financial instruments would have an antidilutive effect on EPS.
As of June 30, 2025 and December 31, 2024, the Company had a principal balance of $20.0 million outstanding, net of unamortized debt and issuance costs of $6,000 and $30,000, respectively. Debt issuance costs are amortized through the maturity date of the Note using the effective interest rate method. Amortization of debt issuance costs, recorded in other expense, net, for the three and six months ended June 30, 2025 and 2024, was immaterial. The Company recorded interest expense of $0.5 million and $1.0 million in other expense, net related to the Note during each of the three and six months ended June 30, 2025 and 2024.
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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
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
During the six months ended June 30, 2025 and 2024, the Company issued 0 and 5,500 shares of Common Stock under the SEPA for proceeds of $0 and $46,750, respectively. As of both June 30, 2025 and December 31, 2024, the remaining commitment available under the agreement was $119.4 million. However, our ability to fully utilize the remaining commitment amount may be limited by various factors, including, but not limited to, the availability of an effective registration statement permitting the resale of such shares of Common Stock. In particular, the Company’s access to capital under the SEPA is not available as of the date of these financial statements and will not be available until the Company files with the SEC a post-effective amendment to the Registration Statement on Form S-1 filed on July 27, 2023. Moreover, such registration statement only registers the resale of 3,333,333 shares of Common Stock, which is insufficient for us to fully utilize the remaining commitment under the SEPA, given the current market price of our Common Stock.
Note 11 — Derivative Instruments
Public and Private Placement Warrants
As of June 30, 2025, the Company had 18,633,301 Public Warrants and 199,997 Private Placement Warrants outstanding, with fair values of $0.2 million and $2,000, respectively.
Each Warrant is exercisable to purchase one-thirtieth of one share of Common Stock. The Public Warrants have an exercise price of $345.00 per whole share, subject to adjustments, and will expire on August 20, 2026 or earlier upon redemption or liquidation. The Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants were issued upon separation of the units and only whole Public Warrants trade. The Public Warrants became exercisable; provided that the Company has an effective registration statement under the Securities Act covering the issuance of the Common Stock issuable upon exercise of the Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Company permits holders to exercise their Warrants on a cashless basis under the circumstances specified in the warrant agreement). A registration statement was filed with the SEC covering the issuance of the Common Stock issuable upon exercise of the Warrants, and the Company undertook use its commercially reasonable efforts to maintain the effectiveness of such registration statement and a current prospectus relating to those shares of Common Stock until the Public Warrants expire or are redeemed. If the shares of Common Stock are at the time of any exercise of a Public Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement.
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
Redemption of Warrants for cash when the price per share of Common Stock equals or exceeds $540.00:
At any time that the Warrants are exercisable, the Company may redeem the outstanding Warrants (except as described above with respect to the Private Placement Warrants):
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
Redemption of Warrants for Common Stock when the price per share equals or exceeds $300.00:
At any time that the Warrants are exercisable, the Company may redeem the outstanding Warrants (including both Public Warrants and Private Placement Warrants):
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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
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
As of June 30, 2025, there were 1,211 Options outstanding under the 2018 Stock Plan. The amount and terms of Option grants were determined by the board of directors of Legacy Xos. The Options granted under the 2018 Stock Plan generally expire within 10 years from the date of grant and generally vest over four years, at the rate of 25% on the first anniversary of the date of grant and ratably on a monthly basis over the remaining 36-month period thereafter based on continued service.
Stock option activity during the six months ended June 30, 2025 consisted of the following:

	Options	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Years	Aggregate Intrinsic Value
December 31, 2024 — Options outstanding	1,669	$0.54	$0.60	4.80	$4,404
Exercised	(406)	0.73	0.46		2,351
March 31, 2025 — Options outstanding	1,263	$0.48	$0.65	4.31	$2,984
Expired or canceled	(52)	0.64	0.46		(143)
June 30, 2025 — Options outstanding	1,211	0.47	0.66	4.25	2,864
June 30, 2025 — Options vested and exercisable	1,211	$0.47	$0.66	4.25	$2,864
Aggregate intrinsic value represents the difference between the exercise price of the options and the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised during the three months ended June 30, 2025 and 2024 were approximately $0 and $115, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2025 and 2024 were approximately $2,351 and $141,000, respectively.
The Company estimates the grant date fair value of options utilizing the Black-Scholes option pricing model, which is dependent upon several variables, including expected option term, expected volatility of the Company's share price over the expected term, expected risk-free rate and expected dividend yield rate. There were no option grants during the three and six months ended June 30, 2025 and 2024.
2021 Equity Plan
On August 18, 2021 the Company’s stockholders approved the Xos, Inc. 2021 Equity Incentive Plan (the “2021 Equity Plan”), which was ratified by the Company’s board of directors on August 20, 2021. The 2021 Equity Plan provides for the grant of incentive stock options (“ISOs”), within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) to employees, including employees of any parent or subsidiary, and for the grant of non-statutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), performance awards and other forms of awards to employees, directors and consultants, including employees and consultants of Xos’s affiliates. On June 24, 2024, the Company’s stockholders approved the Xos, Inc. Amended and Restated 2021 Equity Incentive Plan (the “A&R 2021 Equity Plan”) to increase the aggregate number of shares of Common Stock reserved for issuance under the 2021 Equity Plan

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
by 1,180,819 shares. On June 24, 2025, the Company’s stockholders approved the 2025 Amendment to the Xos, Inc. Amended and Restated 2021 Equity Incentive Plan (the “2025 Amendment”) to increase the aggregate number of shares of Common Stock reserved for issuance under the 2021 Equity Plan by 3,100,000 shares.
As of June 30, 2025, there were 4,183,263 shares of Common Stock available for issuance under the A&R 2021 Equity Plan, as amended.
RSU activity during the six months ended June 30, 2025 consisted of the following:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Fair Value
December 31, 2024 — RSU outstanding	1,530,481	$8.14	$4,961,551
Granted	166,978	3.36	559,954
Vested	(110,354)	7.89	370,910
Forfeited	(195,520)	9.05	598,293
March 31, 2025 — RSU outstanding	1,391,585	$7.46	$4,191,265
Granted	137,005	3.38	464,410
Vested	(425,339)	6.91	1,478,010
Forfeited	(53,771)	6.69	182,215
June 30, 2025 — RSU outstanding	1,049,480	$7.19	$3,172,033
The Company recognized stock-based compensation expense (including Earn-out RSUs) in the unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025 totaling approximately $1.6 million and $3.1 million, respectively, and June 30, 2024, totaling approximately $1.6 million and $3.6 million, respectively, which consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of goods sold	$47	$99	$108	$236
Research and development	336	353	691	815
Sales and marketing	206	170	437	324
General and administrative	985	1,012	1,861	2,265
Total	$1,574	$1,634	$3,097	$3,640

We allocate stock-based compensation expense to cost of goods sold, research and development expense, sales and marketing expense and general and administrative expense, based on the roles of the applicable recipients of such stock-based compensation. The unamortized stock-based compensation expense was $5.9 million as of June 30, 2025, and weighted average remaining amortization period as of June 30, 2025 was 1.58 years.
The aggregate fair value of RSUs that vested was $1.5 million and $1.8 million during the three and six months ended June 30, 2025, respectively.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Note 13 — Property and Equipment, net
Property and equipment, net consisted of the following at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Equipment	$5,705	$5,705
Finance lease assets	1,592	1,609
Furniture and fixtures	173	173
Company vehicles(1)	2,556	2,817
Leasehold improvements	1,401	1,401
Computers, software and related equipment	3,128	3,128
Property and equipment, gross	14,555	14,833
Accumulated depreciation	(9,643)	(8,722)
Property and equipment, net	$4,912	$6,111
___________
(1)Amounts include operating lease assets (stepvans and Hubs) for which the Company is a lessor. As of June 30, 2025, gross operating lease assets and accumulated depreciation on operating lease assets were $0.3 million and $0.1 million, respectively. As of December 31, 2024 gross operating lease assets and accumulated depreciation on operating lease assets were $0.4 million and $0.1 million, respectively.
Depreciation expense during the three months ended June 30, 2025 and 2024, totaled $0.6 million and $0.9 million, respectively. Depreciation expense during the six months ended June 30, 2025 and 2024 totaled $1.1 million and $1.8 million, respectively.
Note 14 — Commitments and Contingencies
Legal Contingencies
Legal claims may arise from time to time in the normal course of business, the results of which may have a material effect on the Company’s accompanying unaudited condensed consolidated financial statements. As of June 30, 2025 and December 31, 2024, the Company was not a party to any legal proceedings, that individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
Other Contingencies
The Company enters into non-cancellable long-term purchase orders and vendor agreements in the normal course of business. As of June 30, 2025, non-cancellable purchase commitments with two of the Company’s vendors totaled $0.2 million.

Note 15 — Related Party Transactions
The Company has lease agreements with Fitzgerald Manufacturing Partners. The owner of Fitzgerald Manufacturing Partners is a stockholder of the Company. For each of the three months ended June 30, 2025 and 2024, the Company incurred rent expense of $0.2 million and $0.2 million, respectively, related to these agreements. For the six months ended June 30, 2025 and 2024, the Company incurred rent expense of $0.3 million and $0.4 million, respectively, related to these agreements.
During both the three and six months ended June 30, 2025 and 2024, the Company sold zero and one Hub to Xcel Energy, resulting in $0 and $0.2 million in revenue, respectively. A member of the Company's Board of Directors served as the Senior Vice President, System Strategy and Chief Planning Officer of Xcel Energy through March 17, 2025. Management believes these transactions were conducted on terms consistent with those that prevail in arm's length transactions with unrelated third-parties.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Note 16 — Income Taxes
The Company’s effective tax rate during the three months ended June 30, 2025 and 2024 was (0.17)% and (0.04)%, respectively. The Company’s effective tax rate during the six months ended June 30, 2025 and 2024 was (0.14)% and (0.04)%, respectively. State taxes coupled with losses not benefited resulted in an effective tax rate below the statutory tax rate of 21% for the six months ended June 30, 2025.
The Company recognizes tax benefits related to positions taken, or expected to be taken, on its tax returns, only if the positions are “more-likely-than-not” sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its financial statements. The Company does not have any uncertain tax positions that meet this threshold as of June 30, 2025 and December 31, 2024.
The Company is subject to taxation and files income tax returns with the U.S. federal government and various states, as well as Canada and China. The Company is not currently under examination by any tax authorities. The Company generally is not subject to examination for tax years prior to 2020.
At June 30, 2025, the Company’s deferred income taxes were in a net asset position mainly due to deferred tax assets generated by net operating losses. The Company assesses the likelihood that its deferred tax assets will be realized. A full review of all positive and negative evidence needs to be considered, including the Company's current and past performance, the market environments in which the Company operates, the utilization of past tax credits, the length of carryback and carryforward periods, and tax planning strategies that might be implemented. Management believes that, based on a number of factors, it is more likely than not that all or some portion of the deferred tax assets may not be realized; accordingly, the Company has provided a valuation allowance against its net deferred tax assets at June 30, 2025 and December 31, 2024.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Note 17 — Net Loss per Share
Basic and diluted net loss per share during the three and six months ended June 30, 2025 and 2024 consisted of the following (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(7,505)	$(9,663)	$(17,691)	$(20,666)
Net loss attributable to common stockholders, basic	(7,505)	(9,663)	(17,691)	(20,666)
Net loss attributable to common stockholders, diluted	(7,505)	(9,663)	(17,691)	(20,666)
Denominator:
Basic
Weighted average common shares outstanding, basic	8,287	7,864	8,182	6,986
Basic net loss per share	$(0.91)	$(1.23)	$(2.16)	$(2.96)
Diluted
Weighted average common shares outstanding, diluted	8,287	7,864	8,182	6,986
Diluted net loss per share	$(0.91)	$(1.23)	$(2.16)	$(2.96)
Potential ending shares outstanding that were excluded from the computation of diluted net loss per share because their effect was anti-dilutive as of June 30, 2025 and 2024 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Contingent earn-out shares	547	547	547	547
Common stock underlying public and private warrants	628	628	628	628
Restricted stock units	1,049	402	1,049	402
Stock options	1	2	1	2
If-converted common stock from convertible debt	280	280	280	280

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Note 18 — Segment Reporting
The following table presents segment revenue, gross profit (loss), and net loss for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$18,393	$15,535	$24,272	$28,697
Cost of goods sold	16,774	13,505	21,442	23,879
Gross profit	1,619	2,030	2,830	4,818
less:
Employee related	4,487	7,436	8,933	15,350
Facility and rent	1,132	1,218	2,191	1,857
Insurance	800	875	1,678	1,767
Depreciation	504	808	951	1,661
Professional services	448	822	1,084	1,692
Computer and software as a service	502	786	852	1,407
Research and development materials	472	468	809	1,041
Other(1)	355	985	2,682	1,654
Other (income) expense, net	405	(1,545)	1,256	(961)
Change in fair value of derivative instruments	6	(128)	60	40
Change in fair value of earn-out shares liability	—	(36)	—	(33)
Provision for income taxes	13	4	25	9
Segment net loss	$(7,505)	$(9,663)	$(17,691)	$(20,666)
____________
(1) Other includes $1.9 million of financed equipment lease expense during the six months ended June 30, 2025 and $0 of financed equipment lease expense for the six months ended June 30, 2024, as well as bad debt expense, travel & entertainment, general and administrative freight, property/franchise taxes, and merchant fees.

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
Assets and liabilities carried at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	June 30, 2025
	Fair Value	Level 1	Level 2	Level 3

Financial Liabilities:
Private Placement Warrants	$2	$—	$2	$—
Public Warrants	179	179	—	—
Total Financial Liabilities	$181	$179	$2	$—

	December 31, 2024
	Fair Value	Level 1	Level 2	Level 3

Financial Liabilities:
Private Placement Warrants	$1	$—	$1	$—
Public Warrants	120	120	—	—
Total Financial Liabilities	$121	$120	$1	$—
There was no change in the fair value of Level 3 financial liabilities during the three and six months ended June 30, 2025.
____________

Note 20 — Subsequent Events

One Big Beautiful Bill Act

On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act,” into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. The Act modifies various energy credits to accelerate the phase out of these credits. The Act also includes certain changes to the US taxation of foreign activity, including changes to foreign tax credits, Global Intangible Low-Taxed Income (GILTI), Foreign-Derived Intangible Income (FDII), and Base Erosion and Anti-Abuse Tax (BEAT), amongst other changes. These changes are generally effective for tax years beginning after December 31, 2025. These changes were not reflected in the income tax provision for the period ended June 30, 2025, as enactment occurred after the balance sheet date. The Company is currently evaluating the impact on future periods.

Convertible Promissory Note
On August 8, 2025, the Note was amended primarily (i) to provide for payment of Interest Shares with respect to all interest accrued through the initial maturity date, and (ii) to change the scheduled repayment of principal from all at once on August 11, 2025, to spread over ten quarterly installments beginning November 11, 2025 and ending February 11, 2028. The Aljomaih

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Amendments provide that, notwithstanding the postponement of maturity of the Note, Interest Shares shall still be issued with respect to all interest accrued through the initial maturity date. The approximately $6.0 million of interest accrued under the Note through August 11, 2025 will be converted into shares of the Company’s common stock at the 10-day VWAP (as defined in the Note) on August 25, 2025. The first four principal installments are $1.5 million, the fifth through eighth installments are $2.0 million and the final two installments are $3.0 million each; provided that such installments may be increased in the event certain financing activities result in proceeds to the Company in excess of four times the aggregate amount of Note principal payments otherwise required on or prior to any installment date. As a result of the amendment, the classification of the Note has been presented as $4.5 million within current liabilities and $15.5 million within non-current liabilities in the Company’s condensed consolidated financial statements. See Part II, Item 5 - Other Information.
Bancorp Notes Settlement
Pursuant to a Compromise Settlement and Release Agreement, dated as of August 1, 2025 (the “Bancorp Settlement Agreement”), between the Company, The Bancorp, Inc. (“Parent”), and Parent’s affiliate The Bancorp Bank, N.A. (“Bank”), the Company issued 64,043 shares of unregistered common stock (the “Settlement Shares”) to Parent and paid Bank $110,000 in cash to settle approximately $348,000 owed by the Company to Bank under certain vehicle leases extended by the Bank. The Settlement Shares were issued to Parent in reliance on exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder. Parent provided the Company with representations, warranties, and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made full information regarding its business and operations available to Parent. There was no general solicitation concerning the offer or sale of the Settlement Shares. Parent acquired the Settlement Shares for its own account, for investment purposes, and not with a view to public resale or distribution thereof within the meaning of the Securities Act.

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
Recent Developments
On August 8, 2025, the Company and Aljomaih amended the Convertible Note primarily (i) to provide for payment of Interest Shares with respect to all interest accrued through the initial maturity date, and (ii) to change the scheduled repayment of principal from all at once on August 11, 2025, to spread over ten quarterly installments beginning November 11, 2025 and ending February 11, 2028. See Part II, Item 5 — Other Information of this Report. Management plans to continue to seek opportunities to reduce costs and, in particular, cash expenditures, in a manner intended to minimize their adverse impact on our core operations. However, there can be no assurance that the measures described above, or any other cost-cutting measures we may implement in the future, will be sufficient to address our immediate or longer-term liquidity and working capital needs.
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
Supply Chain Disruptions
While our ability to source certain critical inventory items has been steadily improving, we are still experiencing long-standing negative effects from global economic conditions, and management expects such effects to continue to varying degrees for the foreseeable future. We have also observed, and expect to be impacted by, sporadic and unpredictable shortages for specific components, primarily in power electronics and harnesses, and disruptions to the supply of components.
Fluctuating tariff regimes—particularly those targeting imports of power electronics, battery components, and structural materials—have introduced significant volatility in the Company’s cost structure and procurement planning. The uncertainty around tariff implementation timelines and scope has necessitated frequent adjustments to sourcing strategies, supplier selection, and contract terms.

To mitigate these impacts, the Company has undertaken the following measures:

•diversification of supply base to include alternate suppliers in tariff-exempt or trade-friendly regions;

•renegotiation of pricing and delivery terms to account for tariff exposure and cost passthroughs;
•reclassification and compliance reviews to ensure correct HTS codes and leverage tariff exemptions or reduced duty programs, where applicable; and
•strategic stockpiling of high-risk components to reduce exposure to near-term tariff hikes.

We have been closely monitoring potential changes to trade policies and tariffs in order to proactively adjust and refine our strategy. These actions are aimed at preserving cost competitiveness and securing uninterrupted supply amid a fluid and unpredictable trade policy environment. Notwithstanding these efforts, the ongoing tariffs and regulatory changes may affect our ability to source components from specific regions or maintain access to critical suppliers.

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
During the three months ended June 30, 2025, we delivered 128 vehicles, 3 Hubs and 4 powertrains. During the three months ended June 30, 2024, we delivered 78 vehicles, 4 Hubs and 8 powertrains. During the three months ended June 30, 2025, we generated $17.1 million in revenue (or 93% of revenue) in vehicle sales, $0.9 million (or 5% of revenue) in powertrain and Hub sales, $0.2 million (or 1% of revenue) in other product revenue, and $0.2 million (or 1% of revenue) in ancillary revenue. During the three months ended June 30, 2024, we generated $13.1 million in revenue (or 85% of revenue) from vehicle sales, $1.4 million (or 9% of revenue) in powertrain and Hub sales, $0.6 million (or 4% of revenue) in other product revenue, and $0.3 million (or 2% of revenue) from ancillary revenue.
During the six months ended June 30, 2025, we delivered 150 vehicles, 8 Hubs and 6 powertrains. During the six months ended June 30, 2024, we delivered 138 vehicles, 4 Hubs and 10 powertrains. During the six months ended June 30, 2025, we generated $20.7 million in revenue (or 85% of revenue) in vehicle sales, $2.5 million (or 10% of revenue) in powertrain and Hub sales, $0.6 million (or 3% of revenue) in other product revenue, and $0.5 million (or 2% of revenue) in ancillary revenue. During the six months ended June 30, 2024, we generated $24.7 million in revenue (or 86% of revenue) from vehicle sales, $1.8 million (or 6% of revenue) in powertrain and Hub sales, $1.3 million (or 4% of revenue) in other product revenue, and $0.9 million (or 3% of revenue) from ancillary revenue.
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

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2025 and 2024
The following table sets forth our historical operating results for the periods indicated:

	For the Three Months Ended June 30,
(dollars in thousands)	2025	2024	$ Change	% Change
Revenues	$18,393	$15,535	$2,858	18%
Cost of goods sold	16,774	13,505	3,269	24%
Gross profit	1,619	2,030	(411)	(20)%
Operating expenses
General and administrative	5,906	9,176	(3,270)	(36)%
Research and development	2,087	2,998	(911)	(30)%
Sales and marketing	707	1,224	(517)	(42)%
Total operating expenses	8,700	13,398	(4,698)	(35)%
Loss from operations	(7,081)	(11,368)	4,287	(38)%
Other expense, net	(405)	1,545	(1,950)	(126)%
Change in fair value of derivative instruments	(6)	128	(134)	(105)%
Change in fair value of earn-out shares liability	—	36	(36)	(100)%
Loss before provision for income taxes	(7,492)	(9,659)	2,167	(22)%
Provision for income taxes	13	4	9	225%
Net Loss	$(7,505)	$(9,663)	$2,158	(22)%

	For the Six Months Ended June 30,
(dollars in thousands)	2025	2024	$ Change	% Change
Revenues	$24,272	$28,697	$(4,425)	(15)%
Cost of goods sold	21,442	23,879	(2,437)	(10)%
Gross profit	2,830	4,818	(1,988)	(41)%
Operating expenses
General and administrative	13,802	18,135	(4,333)	(24)%
Research and development	4,017	6,072	(2,055)	(34)%
Sales and marketing	1,361	2,222	(861)	(39)%
Total operating expenses	19,180	26,429	(7,249)	(27)%
Loss from operations	(16,350)	(21,611)	5,261	(24)%
Other expense, net	(1,256)	961	(2,217)	(231)%
Change in fair value of derivative instruments	(60)	(40)	(20)	50%
Change in fair value of earn-out shares liability	—	33	(33)	(100)%
Loss before provision for income taxes	(17,666)	(20,657)	2,991	(14)%
Provision for income taxes	25	9	16	178%
Net Loss	$(17,691)	$(20,666)	$2,975	(14)%
___________

Revenues
Our total revenues increased by $2.9 million, or 18%, from $15.5 million in the three months ended June 30, 2024 to $18.4 million in the three months ended June 30, 2025, primarily driven by an increase in unit sales offset by a decrease in average selling price resulting from product mix. During the three months ended June 30, 2025, we sold 128 vehicles, 3 Hubs and 4 powertrains, compared to 78 vehicles, 4 Hubs and 8 powertrains during the three months ended June 30, 2024.
Our total revenues decreased by $4.4 million, or 15%, from $28.7 million in the six months ended June 30, 2024 to $24.3 million in the six months ended June 30, 2025, primarily driven by product mix, resulting in a decrease in average selling price. During the six months ended June 30, 2025, we sold 150 vehicles, 8 Hubs and 6 powertrains, compared to 138 vehicles, 4 Hubs, and 10 powertrains during the six months ended June 30, 2024.
Revenue for the three months ended June 30, 2025 and 2024 consisted of the following (dollars in thousands):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change (6)
Product and service revenue
Stepvans & vehicle incentives	$17,087	$13,146	$3,941	30%
Powertrains & Hubs	930	1,423	(493)	(35)%
Other product revenue	152	642	(490)	(76)%
Total product revenue	18,169	15,211	2,958	19%
Ancillary revenue	224	324	(100)	(31)%
Total revenues	$18,393	$15,535	$2,858	18%
Revenue for the six months ended June 30, 2025 and 2024 consisted of the following (dollars in thousands):

	Six Months Ended June 30,
	2025	2024	$ Change	% Change (6)
Product and service revenue
Stepvans & vehicle incentives	$20,671	$24,731	$(4,060)	(16)%
Powertrains & Hubs	2,522	1,845	677	37%
Other product revenue	619	1,270	(651)	(51)%
Total product revenue	23,812	27,846	(4,034)	(14)%
Ancillary revenue	460	851	(391)	(46)%
Total revenues	$24,272	$28,697	$(4,425)	(15)%
We may encounter additional pressure on our loss from operations in the second half of 2025, due to changes in our expected product mix and increased expected costs due to tariffs on parts and commodities we use in the manufacture of our products.
Cost of Goods Sold
Cost of goods sold increased by $3.3 million, or 24%, from $13.5 million in the three months ended June 30, 2024 to $16.8 million in the three months ended June 30, 2025. The increase in cost of goods sold is directly attributable to the increase in our product revenue and associated increases of (i) $3.6 million in direct materials (ii) $0.4 million for warranty reserve and (iii) $0.2 million in direct labor, manufacturing overhead, and freight. These increases were offset by decreases of (i) $0.7 million related to reductions in inventory reserves and associated write-downs to net realizable value and (ii) $0.2 million less in unfavorable physical inventory count and other adjustments.
The changes in direct labor encompasses employee labor costs. The changes in direct labor, manufacturing overhead and direct material costs are driven by changes in units sold. A significant portion of the overhead costs incurred include freight, indirect salaries, facility rent, utilities, and depreciation of production equipment, which are primarily fixed in nature and allocated based on production levels. Accordingly, these costs increase correspondingly with an increase in production volume and units sold.
Cost of goods sold decreased by $2.4 million, or 10%, from $23.9 million in the six months ended June 30, 2024 to $21.4 million in the six months ended June 30, 2025. The decrease in cost of goods sold is attributable to a change in product mix resulting in decreases of (i) $1.6 million in direct materials, (ii) $0.7 million related to reductions in inventory reserves and associated write-downs to net realizable value, (iii) $0.5 million in direct labor, manufacturing overhead, and freight, and (iv) $0.4 million for dealer return reserves. These decreases were offset by increases of (i) $0.5 million for warranty reserve and (ii) $0.3 million in unfavorable physical inventory count and other adjustments .
General and Administrative
General and administrative expenses decreased by $3.3 million, or 36%, from $9.2 million in the three months ended June 30, 2024 to $5.9 million in the three months ended June 30, 2025, attributable to decreases of (i) $1.6 million in headcount and personnel costs for legal, finance, accounting, information technology and general and administrative functions, including stock-based compensation expense, (ii) $0.3 million in depreciation expense, (iii) $0.8 million in other operating expenses including travel, recruiting, and computer software costs, (iv) $0.4 million in professional fees, (v) $0.1 million in insurance expense and (vi) $0.1 million in facility costs.
General and administrative expenses decreased by $4.3 million, or 24%, from $18.1 million in the six months ended June 30, 2024 to $13.8 million in the six months ended June 30, 2025, attributable to decreases of (i) $3.8 million in headcount and personnel costs for legal, finance, accounting, information technology and general and administrative functions, (ii) $1.1 million in other operating expenses including travel, recruiting, and computer software costs, (iii) $0.7 million in depreciation expense due to the allocation of less overhead costs, (iv) $0.4 million in stock-based compensation expense due to decreased headcount, (v) $0.4 million in professional fees and (vi) $0.1 million in insurance expense. These decreases were offset by increases of (i) $1.9 million in financed equipment lease expense with no such comparable expense for the six months ended June 30, 2024 and (ii) $0.3 million in facility costs.
Research and Development
Research and development expenses decreased by $0.9 million, or 30%, from $3.0 million in the three months ended June 30, 2024 to $2.1 million in the three months ended June 30, 2025. The change was primarily due to decreases of (i) $0.9 million in allocation of personnel costs, including stock-based compensation expense, driven by lower headcount in engineering.
Research and development expenses decreased by $2.1 million, or 34%, from $6.1 million in the six months ended June 30, 2024 to $4.0 million in the six months ended June 30, 2025. The change was primarily due to decreases of (i) $1.5 million in allocation of personnel costs, including stock-based compensation expense, driven by lower headcount in engineering, (ii) $0.4 million in other research and development costs, including consulting and software and (iii) $0.2 million in equipment and material purchases due to fewer research and development projects in development year over year.
Sales and Marketing
Sales and marketing expense decreased by $0.5 million, or 42%, from $1.2 million in the three months ended June 30, 2024 to $0.7 million in the three months ended June 30, 2025. The change was primarily due to decreases of (i) $0.4 million in allocation of personnel costs, including stock-based compensation expense, driven by lower headcount and (ii) $0.1 million in other sales and marketing expenses such as customer accommodation payments and sales events.
Sales and marketing expense decreased by $0.8 million, or 39%, from $2.2 million in the six months ended June 30, 2024 to $1.4 million in the six months ended June 30, 2025. The change was primarily due to decreases of (i) $0.6 million in allocation of personnel costs, including stock-based compensation expense, driven by lower headcount and (ii) $0.2 million in other sales and marketing expenses such as customer accommodation payments and sales events.
Other Expense, net
Other expense, net increased by $1.9 million, from income of $1.5 million in the three months ended June 30, 2024 to an expense of $0.4 million in the three months ended June 30, 2025. The change was attributable to $2.1 million in other income from the duty drawback receivable during the three months ended June 30, 2024 with no such comparable income for the three months ended June 30, 2025. This was offset by an increase of $0.2 million in other income primarily due to sublease income.
Other expense, net increased by $2.3 million, from income of $1.0 million in the six months ended June 30, 2024 to an expense of $1.3 million in the six months ended June 30, 2025. The change was attributable to (i) $2.1 million in other income from duty drawback receivable for the six months ended June 30, 2024 with no such comparable income for the three months ended June 30, 2025 and (ii) increases of $0.4 in impairment on assets held for sale. This was offset by an increase of $0.2 million in other income primarily due to sublease income.

Change in Fair Value of Derivatives
The loss on the change in fair value of derivative instruments increased by $0.1 million, or 105%, from a gain of $0.1 million in the three months ended June 30, 2024 to a loss of $6,000 in the three months ended June 30, 2025. The change in fair value in both periods is primarily attributable to the change in our stock price and the resulting valuation at the respective reporting period.
The loss on the change in fair value of derivative instruments increased by $20,000, or 50%, from $40,000 in the six months ended June 30, 2024 to $60,000 in the six months ended June 30, 2025. The change in fair value in both periods is primarily attributable to the change in our stock price and the resulting valuation at the respective reporting period.
Change in Fair Value of Contingent Earn-out Interests Liability
The gain on the change in fair value of contingent earn-out shares liability decreased by $36,000 from $36,000 in the three months ended June 30, 2024 to $0 in the three months ended June 30, 2025. The change in fair value in both periods is primarily attributable to the change in our stock price and the resulting valuation at the respective reporting period.
The gain on the change in fair value of contingent earn-out shares liability decreased by $33,000 from $33,000 in the six months ended June 30, 2024 to $0 in the six months ended June 30, 2025. The change in fair value in both periods is primarily attributable to the change in our stock price and the resulting valuation at the respective reporting period.
Provision for Income Taxes
The Company recorded income tax provision of $13,000 and $4,000 during the three months ended June 30, 2025 and 2024, respectively.
The Company recorded income tax provision of $25,000 and $9,000 during the six months ended June 30, 2025 and 2024, respectively.
Liquidity and Capital Resources
General

As of June 30, 2025, our principal sources of liquidity were our cash and cash equivalents of $8.8 million and an accumulated deficit of approximately $221.1 million. Our short-term uses of cash are for working capital and to pay the principal of our indebtedness. During the three months ended June 30, 2025, we incurred a net loss of approximately $7.5 million and had net cash used in operating activities of $0.1 million.
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
In response to these conditions, we are currently evaluating different strategies to obtain the required funding for future operations. We have plans to secure and intend to employ various strategies to raise additional capital, which may include the SEPA (as defined below) as well as other capital raising strategies such as debt financing (which may include asset-based lending and/or receivable financing), other non-dilutive financing and/or equity financing. However, our access to the SEPA is not available as of the date of this Report and will not be available unless and until a post-effective amendment to the Registration Statement on Form S-1 filed on July 27, 2023, is filed and declared effective and other applicable conditions are met. Moreover, unless extended by mutual agreement of the parties, the SEPA is scheduled to expire on February 11, 2026. Our ability to access other capital when needed is not assured and, if capital is not available to us when, and in the amounts needed, we could be required to delay, scale back or abandon some or all of our development programs and other operations, which could materially harm our business, prospects, financial condition and operating results.
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
Standby Equity Purchase Agreement
On March 23, 2022, we entered into a Standby Equity Purchase Agreement with YA II PN, Ltd. (“Yorkville”), which was subsequently amended on June 22, 2023 (as amended, the "SEPA"), whereby we have the right, but not the obligation, to sell to Yorkville up to $125.0 million of our shares of Common Stock at our request any time until February 11, 2026, subject to certain conditions. As of June 30, 2025, the remaining commitment available under the SEPA was $119.4 million. However, our ability to access the remaining commitment amount may be limited by various factors, including, but not limited to, the availability of an effective registration statement permitting the resale of such shares of Common Stock. In particular, the Company’s access to capital under the SEPA is not available as of the date of this Report and will not be available until the Company files with the SEC a post-effective amendment to the applicable Registration Statement. Moreover, such registration statement only registers the resale of 3,333,333 shares of Common Stock, which is insufficient for us to fully utilize the remaining commitment under the SEPA, given the current market price of our Common Stock. Furthermore, unless extended by mutual agreement of the parties, the SEPA is scheduled to expire on February 11, 2026. We used the net proceeds received from sales of Common Stock pursuant to the SEPA for working capital and general corporate purposes and expect similar uses of any remaining proceeds going forward. See Note 9 — Convertible Notes and Note 10 — Equity — Standby Equity Purchase Agreement in the accompanying unaudited condensed consolidated financial statements for more information regarding the SEPA.
Cash Flow Data
The following table provides a summary of cash flow data for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(111)	$(40,576)
Net cash provided by investing activities	—	51,199
Net cash used in financing activities	(2,100)	(1,577)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(2,211)	$9,046
Cash Flow from Operating Activities
Our cash flow from operating activities is significantly affected by the growth of our business. Our operating cash flow is also affected by our working capital needs to support growth in inventory and fluctuations in accounts receivable, accounts payable and other current assets and liabilities.
Net cash used in operating activities was $0.1 million for the six months ended June 30, 2025, primarily consisting of a cash-basis net loss of $13.1 million from normal operations of the Company (after non-cash adjustments of $4.6 million), partially offset by favorable net working capital changes of $13.0 million, primarily driven by lower accounts receivable due to collections, inventories due to improved inventory turns and other liabilities, partially offset by lower accounts payable and higher prepaid expenses and other current assets.
Net cash used in operating activities was $40.6 million for the six months ended June 30, 2024, primarily consisting of a cash-basis net loss of $13.6 million from normal operations of the Company (after non-cash adjustments of $7.0 million), further driven by unfavorable net working capital changes of $26.9 million, primarily driven by higher accounts receivable and inventory.
Cash Flow from Investing Activities
Net cash provided by investing activities was $0 for the six months ended June 30, 2025.
Net cash provided by investing activities was $51.2 million for the six months ended June 30, 2024, due to net cash acquired in connection with the acquisition of ElectraMeccanica, partially offset by property and equipment purchases of $0.2 million.
Cash Flow from Financing Activities
Net cash used in financing activities was $2.1 million for the six months ended June 30, 2025, which primarily related to (i) net short-term insurance financing note activity of $0.2 million, (ii) equipment lease principal payments of $1.2 million and (iii) taxes paid relating to net-settlement of stock-based awards of $0.7 million.
Net cash used in financing activities was $1.6 million for the six months ended June 30, 2024, primarily related to (i) equipment lease principal payments of $1.2 million and (ii) taxes paid relating to net-settlement of stock-based awards of $0.8 million. This was partially offset by proceeds from net short-term insurance financing note activity of $0.3 million.
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
Contractual Obligations and Commitments
We did not have any material contractual obligations or other commitments as of June 30, 2025, other than as disclosed in the 2024 Form 10-K, and in Note 14 - Commitments and Contingencies.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out evaluations of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon each of their evaluations, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at the reasonable assurance level for the three months ended June 30, 2025, due to the material weaknesses in our internal control over financial reporting discussed below.
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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2025 and, in making this assessment, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Because of the material weaknesses described below, our management believes that, as of June 30, 2025, our internal control over financial reporting was not effective based on those criteria.

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

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, during the financial reporting close process, management identified material weaknesses in the design and operation of the Company’s internal controls over financial reporting related to three areas, specifically, inventory management, revenue recognition, and information technology (IT) general controls. We believe these material weaknesses were caused by turnover of accounting, operations and IT positions within the Company’s organization, resulting in the inability of Company accounting personnel who have recently assumed new and additional responsibilities, to identify, evaluate and address technical accounting and disclosure matters that affect our annual and interim unaudited condensed consolidated financial statements on a timely basis. Due to Management’s efforts to reduce costs and preserve liquidity, the Company was not able to develop and retain sufficient resources to fulfill internal control responsibilities, resulting in the lack of a sufficient complement of personnel with an appropriate degree of knowledge and experience. Management has determined that these deficiencies are related to insufficient internal resources in technical accounting and financial reporting impacting our internal control over financial reporting for the year ended December 31, 2024 and the quarters ended March 31, 2025 and June 30, 2025.

Based on the results of our evaluation and the material weaknesses described above, Management concluded that the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP as of December 31, 2024, March 31, 2025, and June 30, 2025.

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

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
(a)    Pursuant to a Compromise Settlement and Release Agreement, dated as of August 1, 2025 (the “Bancorp Settlement Agreement”), between the Company, The Bancorp, Inc. (“Parent”), and Parent’s affiliate The Bancorp Bank, N.A. (“Bank”), the Company issued 64,043 shares of unregistered common stock (the “Settlement Shares”) to Parent and paid Bank $110,000 in cash to settle approximately $348,000 owed by the Company to Bank under certain vehicle leases extended by the Bank. The Settlement Shares were issued to Parent in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated thereunder. Parent provided the Company with representations, warranties, and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made full information regarding its business and operations available to Parent. There was no general solicitation concerning the offer or sale of the Settlement Shares. Parent acquired the Settlement Shares for its own account, for investment purposes, and not with a view to public resale or distribution thereof within the meaning of the Securities Act.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a)    On August 8, 2025, the Company and Aljomaih entered into Amendment No. 1 to Note Purchase Agreement and a Second Amended and Restated Convertible Promissory Note (collectively, the “Aljomaih Amendments”). The Aljomaih Amendments provided that, notwithstanding the postponement of maturity of the Note (see below), Interest Shares shall still be issued with respect to all interest accrued through the initial maturity date. The approximately $6.0 million of interest accrued under the Note through August 11, 2025 will be converted into shares of the Company’s common stock at the 10-day VWAP (as defined in the Note) on August 25, 2025.
The Aljomaih Amendments also changed the schedule for repayment of principal. Rather than being due all at once on August 11, 2025, principal payments are now spread over ten quarterly installments beginning November 11, 2025 and ending February 11, 2028. The first four such installments are $1.5 million, the fifth through eighth installments are $2.0 million and the final two installments are $3.0 million each; provided that such installments may be increased in the event certain financing activities result in proceeds to the Company in excess of four times the aggregate amount of Note principal payments otherwise required on or prior to any installment date.
The Aljomaih Amendments also extended the term of Aljomaih’s right of first offer with respect to distribution of Company products and services in the Middle East until the later of February 11, 2028 and full repayment of the Note.
The foregoing description of the Aljomaih Amendments is qualified in its entirety by reference to the actual Aljomaih Amendments, copies of which are filed as Exhibits 10.4 and 10.5 to this Quarterly Report on Form 10-Q and incorporated by reference to this Item 5.

The Company’s board of directors appointed Ms. Pogosyan as the Company’s Chief Financial Officer and Treasurer effective August 10, 2025. Ms. Pogosyan previously served as the Company's Vice President of Finance and Acting Chief Financial Officer since May 2023. On August 11, 2025, the Company and Ms. Pogosyan executed a promotion letter (the “Promotion Letter”) in connection with such appointment. The Promotion Letter amended Ms. Pogosyan’s Offer Letter, as amended to date, to reflect her new titles. Ms. Pogosyan remains the Company's principal financial officer and principal accounting officer, and the change in her titles was not accompanied by any modification to her compensation or any material change in her duties or responsibilities. The foregoing description of the Promotion Letter is qualified in its entirety by reference to the actual Promotion Letter, a copy of which is filed as Exhibit 10.6 to this Quarterly Report on Form 10-Q and incorporated by reference to this Item 5.
(b)    During our last fiscal quarter, none of our directors or officers, as defined in Rule 16a-f(1), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.
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
10.1#
Executive Employment Agreement between Xos Fleet, Inc. and Dakota Semler, dated as of June 26, 2025. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 27, 2025)

10.2#
Executive Employment Agreement between Xos Fleet, Inc. and Giordano Sordoni, dated as of June 26, 2025. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 27, 2025)

10.3#
2025 Amendment to the Xos, Inc. Amended and Restated 2021 Equity Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on May 12, 2025)

10.4*	Amendment Number One to Note Purchase Agreement, dated as of August 8, 2025, by and among Xos, Inc. and Aljomaih Automotive Co.
10.5*	Second Amended and Restated Convertible Promissory Note, dated as of August 8, 2025, by and among Xos, Inc. and Aljomaih Automotive Co.
10.6#*	Promotion Letter, signed August 11, 2025, amending Offer Letter between Liana Pogosyan and Xos, Inc., dated January 5, 2022, as amended to date.
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*    Filed herewith.

** Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act, or the Exchange Act (whether made before or after the date of this Report), irrespective of any general incorporation language contained in such filing.
# Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XOS, INC.
Date: August 13, 2025	By:	/s/ Dakota Semler
	Name:	Dakota Semler
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Liana Pogosyan
	Name:	Liana Pogosyan
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)