Form 10-Q
period 2025-09-30
Xos, Inc.
filed 2025-11-13
CIK 1819493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No  ☒
The registrant had outstanding 11,334,192 shares of Common Stock, $0.0001 par value as of November 10, 2025.

Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. All statements, other than statements of present or historical fact included in this Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would” or the negative of such terms or other similar expressions. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995.
As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by forward-looking statements. Some factors that could cause actual results to differ include:
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
•We have incurred substantial debt, including $20.0 million principal amount of an outstanding Second Amended and Restated Convertible Promissory Note (the “Convertible Note”) made to the order of Aljomaih Automotive Co. (“Aljomaih”), together with accrued interest thereon, which had a maturity date of August 11, 2025. On August 8, 2025, the repayment schedule for the Convertible Note was modified to make it due in quarterly installments from November 11, 2025 through February 11, 2028. The Convertible Note could impair our flexibility and access to capital and adversely affect our financial position, and our business would be adversely affected if we are unable to service our debt obligations and are subject to default.
•We have experienced and may in the future experience significant delays in the design, manufacturing and wide-spread deployment of our products.
•We previously restated our financial statements for several prior periods, which resulted in unanticipated costs and such restatement, or the perception that our results may again need to be restated, may adversely affect investor confidence, our stock price, our ability to raise capital in the future and our reputation.
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
•We derive a significant portion of our revenue from a small number of customers; if revenue derived from these customers decreases or the timing of such revenue fluctuates, our business and results of operations could be negatively affected.
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

Item 1.    Financial Statements

Xos, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
Unaudited
(in thousands, except par value)

	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$14,066	$10,996
Accounts receivable, net	15,375	26,870
Inventories	25,224	36,567
Prepaid expenses and other current assets	7,861	7,868
Total current assets	62,526	82,301
Property and equipment, net	4,370	6,111
Operating lease right-of-use assets, net	1,957	3,193
Other non-current assets	4,957	6,728
Total assets	$73,810	$98,333

Liabilities and Stockholders’ Equity
Accounts payable	$4,864	$8,931
Convertible debt, current	6,000	19,970
Other current liabilities	15,096	17,768
Total current liabilities	25,960	46,669
Common stock warrant liability	220	121
Other non-current liabilities	2,570	17,933
Convertible debt, non-current	14,000	—
Total liabilities	42,750	64,723
Commitments and contingencies (Note 14)
Stockholders’ Equity
Common stock $0.0001 par value per share, authorized 1,000,000 shares, 11,287 and 8,046 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	1	1
Preferred stock $0.0001 par value per share, authorized 10,000 shares, 0 shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	250,047	237,029
Accumulated deficit	(218,988)	(203,420)
Total stockholders’ equity	31,060	33,610
Total liabilities and stockholders’ equity	$73,810	$98,333

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Xos, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Unaudited
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$16,500	$15,790	$40,772	$44,487
Cost of goods sold	13,969	12,926	35,411	36,805
Gross profit	2,531	2,864	5,361	7,682

Operating expenses
General and administrative	6,456	8,897	20,258	27,032
Research and development	2,101	2,619	6,118	8,691
Sales and marketing	968	1,039	2,329	3,261
Total operating expenses	9,525	12,555	28,705	38,984

Loss from operations	(6,994)	(9,691)	(23,344)	(31,302)

Gain on operating lease termination	9,394	—	9,394	—
Other (expense) income, net	(240)	(710)	(1,496)	251
Change in fair value of derivative instruments	(39)	(107)	(99)	(147)
Change in fair value of earn-out shares liability	—	—	—	33
Income (loss) before provision for income taxes	2,121	(10,508)	(15,545)	(31,165)
Provision (benefit) for income taxes	(2)	4	23	13
Net income (loss)	$2,123	$(10,512)	$(15,568)	$(31,178)

Net and comprehensive income (loss)	$2,123	$(10,512)	$(15,568)	$(31,178)

Net income (loss) per share
Basic	$0.22	$(1.32)	$(1.79)	$(4.26)
Diluted	$0.22	$(1.32)	$(1.79)	$(4.26)
Weighted average shares outstanding
Basic	9,688	7,984	8,690	7,321
Diluted	9,753	7,984	8,690	7,321

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Xos, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
Unaudited
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value

Balance at December 31, 2023	5,941	$1	$198,456	$(153,261)	$45,196
Stock options exercised	21	—	—	—	—
Stock based compensation expense	—	—	1,968	—	1,968
Issuance of common stock for vesting of restricted stock units	30	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	(14)	—	(258)	—	(258)
Issuance of common stock for ElectraMeccanica acquisition	1,766	—	31,856	—	31,856
Issuance of common stock for commitment shares under the Standby Equity Purchase Agreement	6	—	47	—	47
Net and comprehensive loss	—	—	—	(11,003)	(11,003)
Balance at March 31, 2024	7,750	$1	$232,069	$(164,264)	$67,806
Stock options exercised	—	—	10	—	10
Stock based compensation expense	—	—	1,634	—	1,634
Issuance of common stock for vesting of restricted stock units	224	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	(83)	—	(563)	—	(563)
Net and comprehensive loss	—	—	—	(9,663)	(9,663)
Balance at June 30, 2024	7,891	$1	$233,150	$(173,927)	$59,224
Stock based compensation expense	—	—	2,247	—	2,247
Issuance of common stock for vesting of restricted stock units	155	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	(21)	—	(118)	—	(118)
Net and comprehensive loss	—	—	—	(10,512)	(10,512)
Balance at September 30, 2024	8,025	1	235,279	(184,439)	50,841

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value

Balance at December 31, 2024	8,046	$1	$237,029	$(203,420)	$33,610
Stock options exercised	—	—	—	—	—
Stock based compensation expense	—	—	1,523	—	1,523
Issuance of common stock for vesting of restricted stock units	98	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	(42)	—	(140)	—	(140)
Net and comprehensive loss	—	—	—	(10,186)	(10,186)
Balance at March 31, 2025	8,102	$1	$238,412	$(213,606)	$24,807
Stock based compensation expense	—	—	1,574	—	1,574
Issuance of common stock for vesting of restricted stock units	449	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	(158)	—	(548)	—	(548)
Net and comprehensive loss	—	—	—	(7,505)	(7,505)
Balance at June 30, 2025	8,393	$1	$239,438	$(221,111)	$18,328
Stock based compensation expense	—	—	2,125	—	2,125
Issuance of common stock for vesting of restricted stock units	350	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	(53)	—	(163)	—	(163)
Issuance of common stock in at-the-market offering	730	—	2,438	—	2,438
Issuance of common stock for equipment lease termination	64	—	200	—	200
Issuance of common stock for settlement of accrued interest on convertible debt	1,803	—	6,009	—	6,009
Net and comprehensive income	—	—	—	2,123	2,123
Balance at September 30, 2025	11,287	$1	$250,047	$(218,988)	$31,060
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Xos, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Unaudited
(in thousands, unaudited)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES:
Net loss	$(15,568)	$(31,178)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,601	2,551
Amortization of right-of-use assets	1,236	1,229
Amortization of debt discounts and issuance costs	30	37
Amortization of insurance premiums	1,905	2,125
Inventory reserve	(2,078)	(812)
Impairment of property and equipment	401	131
Change in fair value of derivative instruments	99	147
Change in fair value of earn-out shares liability	—	(33)
Gain on operating lease termination	(9,394)	—
Stock-based compensation expense	5,222	5,887
Bad debt expense	158	38
Other non-cash items	1,032	318
Changes in operating assets and liabilities:
Accounts receivable	11,337	(21,337)
Inventories	13,105	(3,934)
Prepaid expenses and other current assets	(2,935)	(3,591)
Other assets	612	(2,620)
Accounts payable	(4,067)	5,395
Other liabilities	270	(6,446)
Net cash provided by (used in) operating activities	2,966	(52,093)

INVESTING ACTIVITIES:
Proceeds from the disposal of assets held for sale	43	125
Purchase of property and equipment	—	(304)
Net cash acquired in acquisition of ElectraMeccanica Vehicles Corp.	—	51,355
Net cash provided by investing activities	43	51,176

FINANCING ACTIVITIES:
Principal payment of equipment leases	(1,900)	(1,738)
Proceeds from short-term insurance financing note	2,609	3,107
Payment for short-term insurance financing note	(2,235)	(2,024)
Stock options exercised	—	10
Taxes paid related to net share settlement of stock-based awards	(851)	(939)
Proceeds from sale of newly issued shares of common stock	2,438	47
Net cash provided by (used in) financing activities	61	(1,537)

Net increase (decrease) in cash, cash equivalents and restricted cash	3,070	(2,454)

Cash, cash equivalents and restricted cash, beginning of period	10,996	11,640
Cash, cash equivalents and restricted cash, end of period	$14,066	$9,186

Reconciliation of Cash, Cash Equivalents and Restricted Cash to Unaudited Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$14,066	$8,432
Restricted cash	—	754
Total cash, cash equivalents and restricted cash	$14,066	$9,186

Supplemental disclosure of cash flow information
Cash paid for income taxes	$24	$16
Supplemental disclosure of non-cash investing and financing activities
Operating lease termination	$(9,394)	$—
Equipment lease termination	$(200)	$—
Settlement of accrued interest with shares of Xos common stock	$(6,009)	$—
Purchase of property and equipment in accounts payable	$—	$(35)
Net assets acquired in acquisition of ElectraMeccanica Vehicles Corp.	$—	$54,630
Xos common stock issued in exchange for ElectraMeccanica Vehicles Corp.	$—	$(31,856)

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
Liquidity
As an early-stage growth company, the Company has incurred net losses and cash outflows since its inception. The Company may continue to incur net losses and cash outflows in accordance with its operating plan as the Company continues to scale its operations to meet anticipated demand and establish its product and service offerings. As a result, the Company’s ability to access capital is critical and until the Company can generate sufficient revenue to cover its operating expenses, working capital and capital expenditures, the Company will need to raise additional capital in order to fund and scale its operations. The Company may raise additional capital through a combination of debt financing, other non-dilutive financing and/or equity financing, including through asset-based lending and/or receivable financing and collecting on its outstanding receivables. The Company’s ability to raise or access capital when needed is not assured and, if capital is not available to the Company when, and in the amounts needed, the Company could be required to delay, scale back or abandon some or all of its development programs and other operations, which could materially harm its business, prospects, financial condition and operating results. Global general economic conditions continue to be unpredictable and challenging in many sectors, with disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the effects of potential recessions, rising inflation rates, potential bank failures, supply chain disruption, fuel prices, international currency fluctuations, changes to trade policies and tariffs, and geopolitical events such as local and national elections, corruption, political instability and acts of war or military conflicts including repercussions of the wars between Russia and Ukraine and in Israel and tensions with China, or terrorism.
As of September 30, 2025, the Company’s principal sources of liquidity were its cash and cash equivalents aggregating to $14.1 million. The Company’s short- and long-term uses of cash are for working capital and to pay interest and principal on its debt. The Company has incurred losses in nearly every period since inception and had net cash provided by operating activities of $3.0 million and net cash used in operating activities of $52.1 million for both the nine months ended September 30, 2025 and 2024, and net cash used in operating activities of $48.8 million for the year ended December 31, 2024.
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
The Company intends to employ various strategies to obtain the required funding for future operations, which may include capital raising strategies such as debt financing, other non-dilutive financing and/or equity financing, including through asset-based lending and/or receivable financing and collecting on its outstanding receivables. The Company may sell additional shares of its common stock pursuant to the ATM Offering (as defined below in Note 10 — Equity), subject to certain limitations on the amount of proceeds that may be raised. The Company also maintains the SEPA (as defined below in Note 10 — Equity), although its ability to access the SEPA is contingent upon specified conditions. The Company’s access to capital under the SEPA is not available as of the date of this filing and would not be available unless and until a post-effective amendment to the Registration Statement on Form S-1, filed on July 27, 2023, is filed with the SEC and declared effective and other applicable conditions are met. Moreover, the SEPA is scheduled to expire on February 11, 2026.
On August 9, 2022, the Company entered into a note purchase agreement (as amended, the “Note Purchase Agreement”) with Aljomaih under which the Company agreed to sell and issue to Aljomaih a convertible promissory note with a principal amount of $20.0 million and a maturity date of August 11, 2025. On August 8, 2025, the Company and Aljomaih entered into Amendment Number One to the Note Purchase Agreement and amended and restated the Convertible Note issued thereunder. On August 14, 2025, the Company and Aljomaih entered into a Letter Agreement regarding certain restrictions on convertibility of the Convertible Note (Amendment Number One to the Note Purchase Agreement, the amendment and restatement of the Convertible Note and the Letter Agreement are referred to collectively as the “Aljomaih Amendments”). Among other things, the Aljomaih Amendments extended the maturity of the Convertible Note such that it is now due in ten quarterly installments payable between November 11, 2025 and February 11, 2028. The first four such installments are $1.5 million each, the fifth through eighth installments are $2.0 million each and the final two installments are $3.0 million each;

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
provided that such installments may be increased in the event certain financing activities result in proceeds to the Company in excess of four times the aggregate amount of Convertible Note principal payments otherwise required on or prior to any installment date. Pursuant to the Aljomaih Amendments, and notwithstanding the postponement of maturity of the Convertible Note, interest that had accrued on the Convertible Note through August 11, 2025, of approximately $6.0 million in the aggregate, was converted into 1,803,262 shares of Common Stock at the 10-day VWAP (as defined in the Convertible Note) on August 25, 2025.
Based on the Company’s strategies to raise funds as described above and Xos’s cash and cash equivalents as of September 30, 2025, the Company has concluded that it is not probable that such proceeds would provide sufficient liquidity to fund operations for the next twelve months following the date of the issuance of the unaudited condensed consolidated financial statements. As a result, it is not probable that Xos’s plans alleviate the substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of the unaudited condensed consolidated financial statements in this Report. Absent the Company being able to collect on its outstanding accounts receivable, obtain a sufficient level of new capital in the near-term and/or obtain replacement financing for, or further extend the maturity of, existing debt, the Company could be required to seek protection under Chapters 7 or 11 of the United States Bankruptcy Code. This could potentially cause the Company to cease operations.
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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
In the opinion of management, all adjustments (primarily consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2024 and 2023 presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025.
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

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation in the unaudited condensed consolidated financial statements and the accompanying notes, including (i) presenting bad debt expense as a reconciling item for the calculation of the net cash provided by (used in) operating activities, and (ii) classification of amounts comprising stepvans & vehicle incentives, powertrains, Hubs and other product revenue as described in Note 3 — Revenue Recognition. These reclassifications have no effect on previously reported total assets, total liabilities or net loss.

Warranty Liability
The Company provides customers with a product warranty that assures that the products meet standard specifications and is free for periods typically between 2 to 5 years. The Company accrues warranty reserve for the products sold, which includes its best estimate of the projected costs to repair or replace items under warranties and recalls if identified. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain given the Company’s relatively short history of sales, and changes to its historical or projected warranty experience may cause material changes to the warranty reserve in the future. Claims incurred under the Company’s standard product warranty programs are recorded based on open claims. The Company recorded warranty liability within other current liabilities in the consolidated balance sheets as of September 30, 2025 and December 31, 2024.
The reconciliation of the change in the Company’s product liability balances during the three and nine months ended September 30, 2025 and 2024 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Warranty liability, beginning of period	$1,030	$1,143	$740	$1,306
Reduction in liability (payments)	(343)	(394)	(1,032)	(1,316)
Increase in liability	498	419	1,477	1,178
Warranty liability, end of period	$1,185	$1,168	$1,185	$1,168

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Concentrations of Credit and Business Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of September 30, 2025 and 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
During the three months ended September 30, 2025, one customer accounted for 72% of the Company’s revenues. During the three months ended September 30, 2024, two customers accounted for 28%, and 21% of the Company’s revenues, respectively. During the nine months ended September 30, 2025, one customer accounted for 61% of the Company’s revenues. During the nine months ended September 30, 2024, three customers accounted for 16%, 14%, and 11% of the Company’s revenues, respectively.
Accounts receivable totaled $15.4 million, net of allowance of $0.2 million, and $26.9 million, net of allowance of $0.2 million, as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, one customer accounted for 64% of the Company’s accounts receivable. As of September 30, 2024, two customers accounted for 11% and 10% of the Company’s accounts receivable, respectively. As of December 31, 2024, no customer had an accounts receivable balance greater than 10% of the Company’s accounts receivable.
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
As of September 30, 2025, one vendor accounted for 39% of the Company’s accounts payable. As of December 31, 2024, three vendors accounted for 19%, 15%, and 10% of the Company’s accounts payable, respectively.

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

Operating Lease Termination

On August 21, 2025, the Company entered into an agreement with the lessor of the Company’s manufacturing facility in Mesa, Arizona, leased by the Company’s indirect wholly owned subsidiary, EMV Automotive USA Inc., to terminate the lease on the facility (“Mesa Lease”) and, although the Company is no longer obligated to pay rent on the Mesa Lease, the termination agreement calls for 18 monthly payments by the Company of approximately $2.8 million in the aggregate. In conjunction with the termination, (i) a gain of $9.4 million was recognized, (ii) leasing commissions expense of $1.3 million were incurred and included in other (expense) income, net, (iii) a security deposit of $0.9 million, net of $0.3 million utilities security deposit received, was kept by the lessor and removed from other non-current assets, (iv) $1.2 million short-term lease liabilities were decreased in other current liabilities, and (v) long-term lease liabilities were decreased by $13.8 million in other non-current liabilities.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Equipment Lease Termination
Pursuant to a Compromise Settlement and Release Agreement, dated as of August 1, 2025, between the Company and the lessor of the Company’s long-term vehicles leases, the Company issued 64,043 shares of unregistered common stock and paid $110,000 in cash to settle approximately $0.2 million in short-term equipment lease liabilities and $0.2 million in long-term equipment lease liabilities owed by the Company. As a result of the settlement, a gain of $17,000 was recognized.
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement -Reporting Comprehensive Income - Expense Disaggregation Disclosures, and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses including purchases of inventory, employee compensation, depreciation and intangible asset amortization in commonly presented expense captions such as cost of sales, selling, general and administrative expense, and research and development. As clarified, these amendments are effective for the Company for annual periods in 2027, applied prospectively, with early adoption permitted, and interim periods beginning in 2028. The Company intends to adopt the amendments in this update prospectively in 2027 for annual periods and in 2028 for interim periods. The impact of the adoption of the amendments in this update is not expected to be material to the Company’s consolidated financial position and results of operations, as the requirements only require more detailed disclosures in the footnotes to the Company’s consolidated financial statements.
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments – Credit Losses (Topic 326), to allow entities to elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. These amendments are effective for the Company for annual and interim periods in 2026 applied prospectively, with early adoption permitted. As the Company does not currently have material credit losses on its trade receivables, the impact of the adoption of the amendments in this update is not expected to be material to the Company’s consolidated financial position and results of operations.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to update the accounting for software developed for internal use to better align with software development as it has evolved from a sequential development method to incremental and iterative development methods. The amendments in this update require an entity to begin capitalizing internal-use software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended. These amendments are effective for the Company for annual and interim periods in 2028, applied either prospectively, retrospectively, or by a modified approach, with early adoption permitted. As the Company does not currently have a material amount of software developed for internal use, the impact of the adoption of the amendments in this update is not expected to be material to the Company’s consolidated financial position and results of operations.
The Company is still evaluating all other applicable recently issued accounting pronouncements to evaluate the impact of the adoption of such pronouncements on its unaudited condensed consolidated financial statements or notes thereto.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Note 3— Revenue Recognition
Disaggregated revenues by major source for the three and nine months ended September 30, 2025 and 2024 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Product and service revenue
Stepvans & vehicle incentives(1)	$13,671	$12,120	$34,342	$36,851
Powertrains & hubs(1)	2,635	2,808	5,157	4,653
Other product revenue	129	114	748	1,384
Total product revenue	16,435	15,042	40,247	42,888
Ancillary revenue	65	748	525	1,599
Total revenues	$16,500	$15,790	$40,772	$44,487
___________
(1)Amounts are net of returns and allowances. Stepvans & vehicle incentives and powertrains & Hubs include revenue generated from operating and sales-type leases.

The Company leases stepvans and Hubs to customers under operating leases with terms ranging from 24 to 36 months. At the end of the lease term, customers are required to return the vehicles to Xos. During the three months ended September 30, 2025 and 2024, the Company recorded operating lease revenue of $0 and $7,000, respectively, on a straight-line basis over the contractual terms of the respective leases as part of Stepvans & vehicle incentives, above. During the nine months ended September 30, 2025 and 2024, the Company recorded operating lease revenue of $11,000 and $29,000, respectively, on a straight-line basis over the contractual terms of the respective leases as part of Stepvans & vehicle incentives, above. During the three months ended September 30, 2025 and 2024, the Company recorded operating lease revenue of $23,000 and $11,000, respectively, on a straight-line basis over the contractual terms of the respective leases as part of powertrains & Hubs, above. During the nine months ended September 30, 2025 and 2024, the Company recorded operating lease revenue of $45,000 and $18,000, respectively, on a straight-line basis over the contractual terms of the respective leases as part of powertrains & Hubs, above.

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

(2) As of the date of acquisition, the Company assumed two lease facilities in connection with the ElectraMeccanica acquisition which are reflected in other current liabilities and other non-current liabilities of approximately $1.2 million and $16.0 million, respectively.
The Company recognized $0 of severance related expenses in general and administrative expense in its unaudited condensed consolidated statements of operations and comprehensive loss during the three and nine months ended September 30, 2025. The company recognized $0 and $2.0 million of severance related expense during the three and nine ended September 30, 2024, respectively.
Note 5 — Lease Receivable
For deferred equipment agreements that contain embedded operating leases, upon lease commencement, the Company defers and records the equipment cost of operating lease assets within property and equipment, net of accumulated depreciation. These operating lease assets are subsequently amortized to cost of goods sold over the lease term on a straight-line basis.

For deferred equipment agreements that contain embedded sales-type leases, the Company recognizes lease revenue and costs, as well as a lease receivable, at the time the lease commences. Costs related to embedded leases within the Company’s deferred equipment agreements are included in cost of goods sold in the accompanying unaudited condensed consolidated statement of operations and comprehensive income (loss). Interest on the lease receivable was immaterial to the unaudited condensed consolidated financial statements for both the three and nine months ended September 30, 2025 and 2024.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited

(in thousands)	Balance Sheet Location	September 30, 2025	December 31, 2024
Lease receivable		$1,949	$2,528
Allowance for expected credit losses		(719)	(719)
Lease receivable, net		1,230	1,809
Less: current portion of lease receivable	Prepaid expenses and other current assets	(990)	(1,264)
Lease receivable, non-current	Other non-current assets	$240	$545

As of September 30, 2025, estimated future maturities of customer sales-type lease receivable and operating lease payments for each of the following fiscal years are as follows:

	Future Lease Receivables/Payments (in thousands)
Fiscal year	Sales-Type Leases	Operating Leases
Remainder of 2025	$617	$58
2026	544	74
2027	42	—
2028	27	—
Thereafter	—	—
Total lease payments	$1,230	$132
Note 6 — Inventories
Inventory amounted to $25.2 million and $36.6 million, respectively, as of September 30, 2025 and December 31, 2024 and consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$16,129	$24,943
Work in process	3,891	6,983
Finished goods	5,204	4,641
Total inventories	$25,224	$36,567
Inventories as of September 30, 2025 and December 31, 2024 were comprised of raw materials, work in process and finished goods related to the production of stepvans, powertrains, Hubs, and other products for sale and finished goods inventory including vehicles in transit to fulfill customer orders, new vehicles, new vehicles awaiting final pre-delivery quality review inspection, and Xos Energy Solutions products available for sale.
Inventories are stated at the lower of cost or net realizable value. Cost is computed using average cost. Inventory write-downs are based on reviews for excess and obsolescence determined primarily by current and future demand forecasts. During the three months ended September 30, 2025 and 2024, the Company recorded a unfavorable change in our inventory reserves of $0.1 million and $0.4 million, respectively, to reflect inventories at their net realizable values and provide an allowance for any excess or obsolete inventories. During the nine months ended September 30, 2025 and 2024, the Company recorded favorable changes in our inventory reserves of $2.1 million and $0.8 million, respectively, to reflect inventories at their net realizable values and provide an allowance for any excess or obsolete inventories.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Note 7 — Selected Balance Sheet Data
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid inventories	$1,056	$725
Prepaid expenses and other(1)	3,571	2,814
Lease receivable	990	1,264
Contract assets	36	1,099
Financed insurance premiums	1,600	1,315
Assets held for sale(2)	608	651
Total prepaid expenses and other current assets	$7,861	$7,868
____________
(1) Primarily relates to security deposits for outstanding equipment leases, other receivables, prepaid insurance, and prepaid licenses and subscriptions.
(2) Assets held for sale are comprised of manufacturing equipment no longer used in production and intended to be sold.

Other Non-Current Assets

Other non-current assets as of September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Security deposits(1)	$338	$1,873
Duty drawback receivable(2)	2,709	2,709
Lease receivable, non-current	240	545
Other non-current assets	1,670	1,601
Total other non-current assets	$4,957	$6,728
___________
(1) Primarily relates to security deposits for operating and equipment leases. On August 21, 2025, the Company terminated the Mesa Lease, resulting in the removal of $0.9 million, net of $0.3 million utilities security deposit received, in security deposits. See Note 2 — Summary of Significant Accounting Policies.
(2) Represents the estimated amount that can be recovered from previously paid tariffs relating to crushed SOLO vehicles that were acquired in connection with the ElectraMeccanica acquisition.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Other Current Liabilities
Other current liabilities as of September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued expenses and other(1)	$4,718	$2,886
Accrued interest⁽²⁾	274	4,789
Accrued payroll⁽³⁾	2,494	2,079
Contract liabilities	101	260
Customer deposits	1,197	1,275
Warranty liability	1,185	740
Equipment notes payable, current(4)	27	377
Short-term insurance financing notes	1,641	1,280
Operating lease liabilities, current(5)	1,948	3,028
Finance lease liabilities, current(6)	1,511	1,054
Total other current liabilities	$15,096	$17,768
____________
(1) Primarily relates to the liabilities assumed in connection with the ElectraMeccanica acquisition, accrued inventory purchases, accrued professional fees, and other accrued expenses. Amounts also include $1.9 million relating to accrued termination expenses incurred in conjunction with the termination of the Mesa Lease. See Note 2 — Summary of Significant Accounting Policies.
(2) Represents accrued interest on the Convertible Promissory Note, which interest is convertible into shares of our common stock at maturity. On August 8, 2025, the Note was amended, resulting in the conversion of $6.0 million of accrued interest into unregistered common stock. See Note 9 — Convertible Notes.
(3) Primarily relates to payroll liabilities such as accrued payroll, accrued vacation, accrued bonuses and other payroll liabilities.
(4) Primarily relates to notes payable on manufacturing equipment. On August 1, 2025, the Company issued 64,043 shares of unregistered common stock and paid $0.1 million in cash payments to settle approximately $0.2 million in short-term equipment lease liabilities and $0.2 million in long-term equipment lease liabilities owed by the Company under certain outstanding vehicle leases, resulting in an approximately $17,000 in gain on settlement.
(5) Primarily relates to operating lease liabilities assumed in connection with the ElectraMeccanica acquisition. On August 21, 2025, the Company terminated the Mesa Lease, resulting in the removal of $1.2 million in short-term operating lease liabilities. See Note 2 — Summary of Significant Accounting Policies.
(6) In October 2025, the Company resolved a disagreement related to the terms of a finance lease, which is expected to result in a net benefit to general and administrative expenses of approximately $0.9 million during the fourth quarter of 2025.
Revenue recognized from the customer deposits balance for the nine months ended September 30, 2025 and 2024 was $0.4 million and $0.6 million, respectively. Revenue recognized for the year ended December 31, 2024 from the customer deposits balance as of December 31, 2023 was $0.7 million.
Other Non-Current Liabilities
Other non-current liabilities as of September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued interest expense and other(1)	$1,733	$635
Equipment notes payable, (2)	—	224
Operating lease liabilities, non-current(3)	643	16,656
Finance lease liabilities, non-current	194	418
Total other non-current liabilities	$2,570	$17,933
___________

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
(1) Includes $1.0 million relating to accrued termination expenses incurred in conjunction with the termination of the Mesa Lease. See Note 2 — Summary of Significant Accounting Policies.
(2) Primarily relates to notes payable on manufacturing equipment. On August 1, 2025, the Company issued 64,043 shares of unregistered common stock and paid $0.1 million in cash payments to settle approximately $0.2 million in short-term equipment lease liabilities and $0.2 million in long-term equipment lease liabilities owed by the Company under certain outstanding vehicle leases, resulting in an approximately $17,000 in gain on settlement.
(3) Primarily relates to operating lease liabilities assumed in connection with the ElectraMeccanica acquisition. On August 21, 2025, the Company terminated the Mesa Lease, resulting in the removal of $13.8 million of long-term operating lease liabilities. See Note 2 — Summary of Significant Accounting Policies.

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
For each of the periods ended September 30, 2025 and December 31, 2024, the fair value of the Earn-out Shares liability was estimated to be $0. The Company recognized a change in fair value in Earn-out Shares liability of $0 in its unaudited condensed consolidated statements of operations and comprehensive income (loss) during the three months ended September 30, 2025 and 2024. The Company recognized a change in the fair value of Earn-out Shares liability of $0 and $33,000 during the nine months ended September 30, 2025 and 2024, respectively.
The allocated fair value to the Earn-out RSU component, which is covered by ASU 718, Compensation — Stock Compensation, is recognized as stock-based compensation expense over the vesting period commencing on the grant date of the award.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Note 9 — Convertible Notes
Convertible Promissory Note
On August 9, 2022, the Company entered into the Note Purchase Agreement with Aljomaih under which the Company agreed to sell and issue to Aljomaih a convertible promissory note with a principal amount of $20.0 million. On August 11, 2022, pursuant to the Note Purchase Agreement, the Company sold and issued $20.0 million in principal amount of a convertible promissory note (the “Original Note”) to Aljomaih. On September 28, 2022, the Company and Aljomaih agreed to amend and restate the Original Note (as amended and restated, the “Note”) to, among other things, adjust the calculation of the shares of the Company’s Common Stock issuable as interest, as described further below.
The Note, which was initially scheduled to mature on August 11, 2025, bears interest at a rate of 10.0% per annum, payable at maturity in validly issued, fully paid and non-assessable shares of Common Stock (“Interest Shares”), unless earlier converted or paid. If the 10-day VWAP ending on the trading day immediately prior to the applicable payment date is greater than or equal to the Minimum Price (as defined in Nasdaq Rule 5635(d)) or the Company has received the requisite approval from its stockholders (which it has), the number of Interest Shares to be issued will be calculated based on such 10-day VWAP; otherwise, the number of Interest Shares to be issued would have been based on the Nasdaq Minimum Price. The conversion price for the Note is initially equal to $71.451 per share, subject to adjustment in some events pursuant to the terms of the Note. The Company will have the right, in its sole discretion and exercisable at its election by sending notice of such exercise to Aljomaih, to irrevocably fix the method of settlement that will apply to all conversions of Notes. Methods of settlement include (i) physical settlement in shares of Common Stock, (ii) cash settlement determined by multiplying the principal being converted by the 10-day VWAP ending on the trading day immediately prior to the conversion date and dividing by the conversion price, or (iii) a combination of Common Stock and cash.
On August 8, 2025, the Company and Aljomaih entered into Amendment Number One to the Note Purchase Agreement and amended and restated the Convertible Note issued thereunder. On August 14, 2025, the Company and Aljomaih entered into a Letter Agreement regarding certain restrictions on convertibility of the Convertible Note. Among other things, the Aljomaih Amendments extended the maturity of the Convertible Note so that it is now due in ten quarterly installments payable between November 11, 2025 and February 11, 2028. The first four such installments are $1.5 million each, the fifth through eighth installments are $2.0 million each and the final two installments are $3.0 million each; provided that such installments may be increased in the event certain financing activities result in proceeds to the Company in excess of four times the aggregate amount of Convertible Note principal payments otherwise required on or prior to any installment date. Pursuant to the Aljomaih Amendments, and notwithstanding the postponement of maturity of the Convertible Note, the interest accrued on the Convertible Note through August 11, 2025, of approximately $6.0 million in the aggregate, was converted into 1,803,262 shares of Common Stock at the 10-day VWAP (as defined in the Convertible Note) on August 25, 2025.
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
The Note will not be included in the computation of either basic or diluted EPS for the three months ended September 30, 2025 in Note 17 — Net Income (Loss) per Share. This financial instrument is not included in basic EPS because it does not represent participating securities. Further, the Note is not included in diluted EPS because including these financial instruments would have an antidilutive effect on EPS for the three and nine months ended September 30, 2025.
As of September 30, 2025 and December 31, 2024, the Company had a principal balance of $20.0 million outstanding, net of unamortized debt and issuance costs of $0 and $30,000, respectively. Debt issuance costs are amortized through the maturity date of the Note using the effective interest rate method. Amortization of debt issuance costs, recorded in other (expense) income, net, for the three and nine months ended September 30, 2025 and 2024, was immaterial. The Company recorded

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
interest expense of $0.5 million and $1.5 million in other (expense) income, net, related to the Note during each of the three and nine months ended September 30, 2025 and 2024.
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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
During the nine months ended September 30, 2025 and 2024, the Company issued 0 and 5,500 shares of Common Stock under the SEPA for proceeds of $0 and $46,750, respectively. As of both September 30, 2025 and December 31, 2024, the remaining commitment available under the agreement was $119.4 million. However, our ability to fully utilize the remaining commitment amount may be limited by various factors, including, but not limited to, the availability of an effective registration statement permitting the resale of such shares of Common Stock. In particular, the Company’s access to capital under the SEPA is not available as of the date of these unaudited condensed consolidated financial statements and will not be available until the Company files with the SEC a post-effective amendment to the Registration Statement on Form S-1 filed on July 27, 2023. Moreover, such registration statement only registers the resale of 3,333,333 shares of Common Stock, which is insufficient for us to fully utilize the remaining commitment under the SEPA, given the current market price of our Common Stock.
Common Stock Offering
On May 30, 2023, the Company filed a Registration Statement on Form S-3 (File No. 333-272284), to issue and sell from time to time, together or separately, certain securities at an aggregate public offering price that will not exceed $100 million. Such registration statement was declared effective on June 8, 2023. On August 14, 2025, the Company filed a prospectus supplement to the prospectus included in such registration statement for an at-the-market offering by the Company of up to $5.4 million of its Common Stock (the “ATM Offering”). The Sales Agreement, dated August 14, 2025, with respect to the Company’s ATM Offering (the “Sales Agreement”) provides for the sale of the Company’s stock in at-the-market sales up to $20 million, subject to the amount available to be sold by the Company pursuant to its registration statement.

During both the three and nine months ended September 30, 2025, the Company sold 730,000 shares of Common Stock in the ATM Offering at an average price of $3.87 per share for aggregate net proceeds of $2.4 million after commissions of $0.1 million and legal, accounting, investor relations and other offering costs of $0.3 million. As of September 30, 2025, the Company had $2.5 million of shares of Common Stock available for future issuance under the ATM Offering pursuant to the Company’s prospectus supplement with respect to the ATM Offering, and $17.2 million remaining under the terms of the Sales Agreement.
Note 11 — Derivative Instruments
Public and Private Placement Warrants
As of September 30, 2025, the Company had 18,633,301 Public Warrants and 199,997 Private Placement Warrants outstanding, with fair values of $0.2 million and $2,340, respectively.
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
As of September 30, 2025, there were 1,211 Options outstanding under the 2018 Stock Plan. The amount and terms of Option grants were determined by the board of directors of Legacy Xos. The Options granted under the 2018 Stock Plan generally expire within 10 years from the date of grant and generally vest over four years, at the rate of 25% on the first anniversary of the date of grant and ratably on a monthly basis over the remaining 36-month period thereafter based on continued service.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Stock option activity during the nine months ended September 30, 2025 consisted of the following:

	Options	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Years	Aggregate Intrinsic Value
December 31, 2024 — Options outstanding	1,669	$0.54	$0.60	4.80	$4,404
Exercised	(406)	0.73	0.46		2,351
March 31, 2025 — Options outstanding	1,263	$0.48	$0.65	4.31	$2,984
Expired or canceled	(52)	0.64	0.46		(143)
June 30, 2025 — Options outstanding	1,211	0.47	0.66	4.25	2,864
Exercised	—	$—	$—		$—
September 30, 2025 — Options outstanding	1,211	$0.47	$0.66	4.00	$2,476
September 30, 2025 — Options vested and exercisable	1,211	$0.47	$0.66	4.00	$2,476
Aggregate intrinsic value represents the difference between the exercise price of the options and the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised during the three months ended September 30, 2025 and 2024 were approximately $0 and $13, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2025 and 2024 were approximately $2,351 and $141,000, respectively.
The Company estimates the grant date fair value of options utilizing the Black-Scholes option pricing model, which is dependent upon several variables, including expected option term, expected volatility of the Company's share price over the expected term, expected risk-free rate and expected dividend yield rate. There were no option grants during the three and nine months ended September 30, 2025 and 2024.
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
As of September 30, 2025, there were 1,757,889 shares of Common Stock available for issuance under the A&R 2021 Equity Plan, as amended.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
RSU activity during the nine months ended September 30, 2025 consisted of the following:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Fair Value
December 31, 2024 — RSU outstanding	1,530,481	$8.14	$4,961,551
Granted	166,978	3.36	559,954
Vested	(110,354)	7.89	370,910
Forfeited	(195,520)	9.05	598,293
March 31, 2025 — RSU outstanding	1,391,585	$7.46	$4,191,265
Granted	137,005	3.38	464,410
Vested	(425,339)	6.91	1,478,010
Forfeited	(53,771)	6.69	182,215
June 30, 2025 — RSU outstanding	1,049,480	$7.19	$3,172,033
Granted	2,490,277	3.03	6,283,683
Vested	(354,735)	6.88	1,063,009
Forfeited	(9,353)	6.65	32,622
September 30, 2025 — RSU outstanding	3,175,669	$3.97	$8,576,634
The Company recognized stock-based compensation expense (including Earn-out RSUs) in the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2025 totaling approximately $2.1 million and $5.2 million, respectively, and September 30, 2024, totaling approximately $2.2 million and $5.9 million, respectively, which consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of goods sold	$69	$67	$177	$303
Research and development	427	335	1,118	1,150
Sales and marketing	327	244	764	568
General and administrative	1,302	1,601	3,163	3,866
Total	$2,125	$2,247	$5,222	$5,887

We allocate stock-based compensation expense to cost of goods sold, research and development expense, sales and marketing expense and general and administrative expense, based on the roles of the applicable recipients of such stock-based compensation. The unamortized stock-based compensation expense was $11.2 million as of September 30, 2025, and weighted average remaining amortization period as of September 30, 2025 was 1.83 years.
The aggregate fair value of RSUs that vested was $1.1 million and $2.9 million during the three and nine months ended September 30, 2025, respectively.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Note 13 — Property and Equipment, net
Property and equipment, net consisted of the following at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Equipment	$5,705	$5,705
Finance lease assets	1,592	1,609
Furniture and fixtures	173	173
Company vehicles(1)	2,682	2,817
Leasehold improvements	1,401	1,401
Computers, software and related equipment	3,128	3,128
Property and equipment, gross	14,681	14,833
Accumulated depreciation	(10,311)	(8,722)
Property and equipment, net	$4,370	$6,111
___________
(1)Amounts include operating lease assets (stepvans and Hubs) for which the Company is a lessor. As of September 30, 2025, gross operating lease assets and accumulated depreciation on operating lease assets were $0.4 million and $0.1 million, respectively. As of December 31, 2024, gross operating lease assets and accumulated depreciation on operating lease assets were $0.4 million and $0.1 million, respectively.
Depreciation expense during the three months ended September 30, 2025 and 2024 totaled $0.5 million and $0.8 million, respectively. Depreciation expense during the nine months ended September 30, 2025 and 2024 totaled $1.6 million and $2.6 million, respectively.
Note 14 — Commitments and Contingencies
Legal Contingencies
Legal claims may arise from time to time in the normal course of business, the results of which may have a material effect on the Company’s accompanying unaudited condensed consolidated financial statements. As of September 30, 2025 and December 31, 2024, the Company was not a party to any legal proceedings, that individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows, except as set forth in this paragraph. On October 10, 2025, the Supreme Court of British Columbia (the “BC Court”) issued a judgment in favor of a former employee of EMV for the enforcement of a putative settlement agreement with respect to the employee’s severance arrangements, which the Company estimates will require aggregate payments of approximately $0.5 million.
Other Contingencies
The Company enters into non-cancellable long-term purchase orders and vendor agreements in the normal course of business. As of September 30, 2025, non-cancellable purchase commitments with two of the Company’s vendors totaled $0.2 million.

Note 15 — Related Party Transactions
The Company has lease agreements with Fitzgerald Manufacturing Partners. The owner of Fitzgerald Manufacturing Partners is a stockholder of the Company. For each of the three months ended September 30, 2025 and 2024, the Company incurred rent expense of $0.2 million and $0.2 million, respectively, related to these agreements. For the nine months ended September 30, 2025 and 2024, the Company incurred rent expense of $0.5 million and $0.5 million, respectively, related to these agreements.
During both the three and nine months ended September 30, 2025, the Company sold no Hubs to Xcel Energy, resulting in no revenue. During the three and nine months ended September 30, 2024, the Company sold one and two Hubs to Xcel Energy, resulting in $0.2 million and $0.5 million in revenue, respectively. A member of the Company's Board of Directors served as the Senior Vice President, System Strategy and Chief Planning Officer of Xcel Energy through March 17, 2025. Management

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
believes these transactions were conducted on terms consistent with those that prevail in arm's length transactions with unrelated third-parties.
Note 16 — Income Taxes
The Company’s effective tax rate during the three months ended September 30, 2025 and 2024 was (0.09)% and (0.04)%, respectively. The Company’s effective tax rate during the nine months ended September 30, 2025 and 2024 was (0.15)% and (0.04)%, respectively. State taxes coupled with losses not benefited resulted in an effective tax rate below the statutory tax rate of 21% for the nine months ended September 30, 2025.
The Company recognizes tax benefits related to positions taken, or expected to be taken, on its tax returns, only if the positions are “more-likely-than-not” sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its financial statements. The Company does not have any uncertain tax positions that meet this threshold as of September 30, 2025 and December 31, 2024.
The Company is subject to taxation and files income tax returns with the U.S. federal government and various states, as well as Canada and China. The Company is not currently under examination by any tax authorities. The Company generally is not subject to examination for tax years prior to 2020.
At September 30, 2025, the Company’s deferred income taxes were in a net asset position mainly due to deferred tax assets generated by net operating losses. The Company assesses the likelihood that its deferred tax assets will be realized. A full review of all positive and negative evidence needs to be considered, including the Company's current and past performance, the market environments in which the Company operates, the utilization of past tax credits, the length of carryback and carryforward periods, and tax planning strategies that might be implemented. Management believes that, based on a number of factors, it is more likely than not that all or some portion of the deferred tax assets may not be realized; accordingly, the Company has provided a valuation allowance against its net deferred tax assets at September 30, 2025 and December 31, 2024.
One Big Beautiful Bill Act

On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act,” into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. The Act modifies various energy credits to accelerate the phase out of these credits. The Act also includes certain changes to the US taxation of foreign activity, including changes to foreign tax credits, Global Intangible Low-Taxed Income (GILTI), Foreign-Derived Intangible Income (FDII), and Base Erosion and Anti-Abuse Tax (BEAT), amongst other changes. These changes are generally effective for tax years beginning after December 31, 2025. Because the Company maintains a full valuation allowance against its deferred tax assets, the enactment of OBBBA did not have a material impact on the Company’s unaudited condensed consolidated financial statements for the period ended September 30, 2025. The Company will continue to evaluate any impacts on its unaudited condensed consolidated financial statements in future periods.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Note 17 — Net Income (Loss) per Share
Basic and diluted net income (loss) per share during the three and nine months ended September 30, 2025 and 2024 consisted of the following (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$2,123	$(10,512)	$(15,568)	$(31,178)
Net income (loss) attributable to common stockholders, basic	2,123	(10,512)	(15,568)	(31,178)
Net income (loss) attributable to common stockholders, diluted	2,123	(10,512)	(15,568)	(31,178)
Denominator:
Basic
Weighted average common shares outstanding, basic	9,688	7,984	8,690	7,321
Basic net income (loss) per share	$0.22	$(1.32)	$(1.79)	$(4.26)
Diluted
Dilutive effect of options and restricted stock awards	65	—	—	—
Weighted average common shares outstanding, diluted	9,753	7,984	8,690	7,321
Diluted net income (loss) per share	$0.22	$(1.32)	$(1.79)	$(4.26)
Potential ending shares outstanding that were excluded from the computation of diluted net income (loss) per share because their effect was anti-dilutive as of September 30, 2025 and 2024 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Contingent earn-out shares	547	547	547	547
Common stock underlying public and private warrants	628	628	628	628
Restricted stock units	633	1,583	3,176	1,583
Stock options	—	2	1	2
If-converted common stock from convertible debt	280	280	280	280

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Note 18 — Segment Reporting
The following table presents segment revenue, gross profit, and net income (loss) for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$16,500	$15,790	$40,772	$44,487
Cost of goods sold	13,969	12,926	35,411	36,805
Gross profit	2,531	2,864	5,361	7,682
less:
Employee related	4,760	6,812	13,693	22,162
Facility and rent	1,206	1,381	3,397	3,238
Insurance	812	948	2,490	2,715
Depreciation	510	713	1,461	2,374
Professional services	524	902	1,608	2,594
Computer and software as a service	412	679	1,264	2,086
Research and development materials	475	337	1,284	1,378
Other(1)	826	783	3,508	2,437
Gain on operating lease termination	(9,394)	—	(9,394)	—
Other expense (income), net	240	710	1,496	(251)
Change in fair value of derivative instruments	39	107	99	147
Change in fair value of earn-out shares liability	—	—	—	(33)
Provision for income taxes	(2)	4	23	13
Segment net income (loss)	$2,123	$(10,512)	$(15,568)	$(31,178)
____________
(1) Other includes $1.9 million and $0 of financed equipment lease expense during the nine months ended September 30, 2025 and 2024, respectively as well as bad debt expense, travel & entertainment, general and administrative freight, property/franchise taxes, and merchant fees.

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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, other current liabilities, warrants and earn-out shares liability. The fair value of cash, cash equivalents, accounts receivable, accounts payable, and other current liabilities approximates carrying value due to their short-term maturity.
As required by ASC 820, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Assets and liabilities carried at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	September 30, 2025
	Fair Value	Level 1	Level 2	Level 3

Financial Liabilities:
Private Placement Warrants	$2	$—	$2	$—
Public Warrants	218	218	—	—
Total Financial Liabilities	$220	$218	$2	$—

	December 31, 2024
	Fair Value	Level 1	Level 2	Level 3

Financial Liabilities:
Private Placement Warrants	$1	$—	$1	$—
Public Warrants	120	120	—	—
Total Financial Liabilities	$121	$120	$1	$—
There was no change in the fair value of Level 3 financial liabilities during the three and nine months ended September 30, 2025.
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
Recent Developments
On August 8, 2025, the Company and Aljomaih amended the Convertible Note primarily (i) to provide for payment of Interest Shares with respect to all interest accrued through the initial maturity date, and (ii) to change the scheduled repayment of principal from all at once on August 11, 2025, to spread over ten quarterly installments beginning November 11, 2025 and ending February 11, 2028. See Note 9 — Convertible Notes of this Report. Management plans to continue to seek opportunities to reduce costs and, in particular, cash expenditures, in a manner intended to minimize their adverse impact on our core operations. However, there can be no assurance that the measures described above, or any other cost-cutting measures we may implement in the future, will be sufficient to address our immediate or longer-term liquidity and working capital needs.
On August 21, 2025, the Company entered into an agreement with the lessor of the Company’s manufacturing facility in Mesa, Arizona, leased by the Company’s indirect wholly owned subsidiary, EMV Automotive USA Inc., to terminate the lease on the facility. As a result of the termination, the Company is no longer obligated to pay rent on the Mesa Lease and the Company will make 18 monthly payments of approximately $2.8 million to complete the termination. See Note 2 — Summary of Significant Accounting Policies of this Report.
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
During the three months ended September 30, 2025, we delivered 98 vehicles (including leases) and 32 powertrains & Hubs. During the three months ended September 30, 2024, we delivered 78 vehicles and 16 powertrains & Hubs. During the three months ended September 30, 2025, we generated $13.7 million in revenue (or 83% of revenue) in vehicle sales, $2.6 million (or 16% of revenue) in powertrain & Hub sales, $0.1 million (or 1% of revenue) in other product revenue, and $0.1 million (or 0% of revenue) in ancillary revenue. During the three months ended September 30, 2024, we generated $12.1 million in revenue (or 77% of revenue) from vehicle sales, $2.8 million (or 18% of revenue) in powertrain & Hub sales, $0.1 million (or 1% of revenue) in other product revenue, and $0.7 million (or 4% of revenue) from ancillary revenue.
During the nine months ended September 30, 2025, we delivered 248 vehicles (including leases) and 46 powertrains & Hubs. During the nine months ended September 30, 2024, we delivered 216 vehicles and 30 powertrains & Hubs. During the nine months ended September 30, 2025, we generated $34.3 million in revenue (or 84% of revenue) in vehicle sales, $5.2 million (or

13% of revenue) in powertrain & Hub sales, $0.7 million (or 2% of revenue) in other product revenue, and $0.5 million (or 1% of revenue) in ancillary revenue. During the nine months ended September 30, 2024, we generated $36.9 million in revenue (or 83% of revenue) from vehicle sales, $4.7 million (or 10% of revenue) in powertrain & Hub sales, $1.4 million (or 3% of revenue) in other product revenue, and $1.6 million (or 4% of revenue) from ancillary revenue.
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
Currently, we conduct business through one operating segment. We are an early-stage growth company with minimal commercial operations and our activities to date have been conducted primarily within North America. For more information about our basis of operations, refer to Note 1 - Description of Business in the accompanying unaudited notes to condensed consolidated financial statements.
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
Cost of Goods Sold
Cost of goods sold includes materials and other direct costs related to production of our vehicles, including components and parts, batteries, direct labor costs and manufacturing overhead, among others. Cost of goods sold also includes material and other direct costs related to the production and assembly of powertrains and battery packs as well as materials and other costs incurred related to charging infrastructure installation. Materials include inventory purchased from suppliers, as well as assembly components that are assembled by company personnel, including allocation of stock-based compensation expense. Direct labor costs relate to the wages of those individuals responsible for the assembly of vehicles, powertrain units, Hubs and batteries delivered to customers. Cost of goods sold also includes depreciation expense on property and equipment related to cost of goods sold activities, calculated over the estimated useful life of the property and equipment on a straight-line basis. Upon property and equipment retirement or disposal, the cost of the asset disposed, and the related accumulated depreciation from the accounts and any gain or loss is reflected in the unaudited condensed consolidated statements of operations and comprehensive income (loss), allocated to cost of goods sold.
Cost of goods sold includes reserves for estimated warranty expenses as well as reserves for estimated returns of vehicles. Additionally, cost of goods sold includes adjustments for the results of physical inventory counts. Cost of goods sold also includes reserves to write down the carrying value of our inventory to their net realizable value and to provide for any excess or obsolescence.
Costs of goods sold includes the impact of identifiable tariff costs related to the production of our vehicles. Tariffs implemented to date in the United States have caused significant disruption, increased costs (both directly and indirectly), and driven uncertainty in the automotive industry for OEMs, suppliers, and dealers, as well as customers. Additional tariffs implemented in the United States and elsewhere in the future may exacerbate these impacts.
We are continuing to undertake efforts to find more cost-effective vendors and sources of parts and raw materials to lower our overall cost of production.
General and Administrative Expense
General and administrative (“G&A”) expense consists of personnel-related expenses, outside professional services, including legal, audit and accounting services, as well as expenses for facilities, non-sales related travel, and general office supplies and expenses. Personnel-related expenses consist of salaries, benefits, allocations of stock-based compensation, and associated payroll taxes. Overhead items including rent, insurance, utilities, and other items are included in G&A expense. G&A expense also includes depreciation expense on property and equipment related to G&A activities, calculated over the estimated useful life of the property and equipment on a straight-line basis. Upon property and equipment retirement or disposal, the cost of the asset disposed, and the related accumulated depreciation from the accounts and any gain or loss is reflected in the unaudited condensed consolidated statements of operations and comprehensive income (loss), allocated to G&A.

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
•fees paid to third-parties such as consultants and contractors for engineering and computer-aided design work on vehicle designs and other third-party services; and
•expenses related to materials and, supplies consumed in the development and modifications to existing vehicle designs, new vehicle designs contemplated for additional customer offerings, and our battery pack design.
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
Other (Expense) Income, Net
Other (expense) income, net primarily includes interest expense for our equipment leases and interest expense related to our financing obligations, including the amortization for debt discount and issuance costs, offset by gains from the termination of equipment leases and income from the sublease of our Los Angeles, California, office space.
Gain on Operating Lease Termination
Gain on operating lease termination consists of gains from the termination of the Mesa Lease. See Note 2 — Summary of Significant Accounting Policies in the accompanying unaudited condensed consolidated financial statements for more information.
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

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2025 and 2024
The following table sets forth our historical operating results for the periods indicated:

	For the Three Months Ended September 30,
(dollars in thousands)	2025	2024	$ Change	% Change
Revenues	$16,500	$15,790	$710	4%
Cost of goods sold	13,969	12,926	1,043	8%
Gross profit	2,531	2,864	(333)	(12)%
Operating expenses
General and administrative	6,456	8,897	(2,441)	(27)%
Research and development	2,101	2,619	(518)	(20)%
Sales and marketing	968	1,039	(71)	(7)%
Total operating expenses	9,525	12,555	(3,030)	(24)%
Loss from operations	(6,994)	(9,691)	2,697	(28)%
Gain on operating lease termination	9,394	—	9,394	100%
Other (expense) income, net	(240)	(710)	470	(66)%
Change in fair value of derivative instruments	(39)	(107)	68	(64)%
Change in fair value of earn-out shares liability	—	—	—	—%
Loss before provision for income taxes	2,121	(10,508)	12,629	(120)%
Provision (benefit) for income taxes	(2)	4	(6)	(150)%
Net income (loss)	$2,123	$(10,512)	$12,635	(120)%

	For the Nine Months Ended September 30,
(dollars in thousands)	2025	2024	$ Change	% Change
Revenues	$40,772	$44,487	$(3,715)	(8)%
Cost of goods sold	35,411	36,805	(1,394)	(4)%
Gross profit	5,361	7,682	(2,321)	(30)%
Operating expenses
General and administrative	20,258	27,032	(6,774)	(25)%
Research and development	6,118	8,691	(2,573)	(30)%
Sales and marketing	2,329	3,261	(932)	(29)%
Total operating expenses	28,705	38,984	(10,279)	(26)%
Loss from operations	(23,344)	(31,302)	7,958	(25)%
Gain on operating lease termination	9,394	—	9,394	100%
Other (expense) income, net	(1,496)	251	(1,747)	(696)%
Change in fair value of derivative instruments	(99)	(147)	48	(33)%
Change in fair value of earn-out shares liability	—	33	(33)	(100)%
Loss before provision for income taxes	(15,545)	(31,165)	15,620	(50)%
Provision for income taxes	23	13	10	77%
Net Loss	$(15,568)	$(31,178)	$15,610	(50)%
___________

Revenues
Our total revenues increased by $0.7 million, or 4%, from $15.8 million in the three months ended September 30, 2024 to $16.5 million in the three months ended September 30, 2025, primarily driven by an increase in unit sales offset by a decrease in average selling price resulting from product mix. During the three months ended September 30, 2025, we sold 98 vehicles and 32 powertrains & Hubs, compared to 78 vehicles and 16 powertrains & Hubs during the three months ended September 30, 2024.
Our total revenues decreased by $3.7 million, or 8%, from $44.5 million in the nine months ended September 30, 2024 to $40.8 million in the nine months ended September 30, 2025, primarily driven by product mix, resulting in a decrease in average selling price. During the nine months ended September 30, 2025, we sold 248 vehicles and 46 powertrains & Hubs, compared to 216 vehicles and 30 powertrains & Hubs during the nine months ended September 30, 2024.
Revenue for the three months ended September 30, 2025 and 2024 consisted of the following (dollars in thousands):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change (6)
Product and service revenue
Stepvans & vehicle incentives	$13,671	$12,120	$1,551	13%
Powertrains & Hubs	2,635	2,808	(173)	(6)%
Other product revenue	129	114	15	13%
Total product revenue	16,435	15,042	1,393	9%
Ancillary revenue	65	748	(683)	(91)%
Total revenues	$16,500	$15,790	$710	4%
Revenue for the nine months ended September 30, 2025 and 2024 consisted of the following (dollars in thousands):

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change (6)
Product and service revenue
Stepvans & vehicle incentives	$34,342	$36,851	$(2,509)	(7)%
Powertrains & Hubs	5,157	4,653	504	11%
Other product revenue	748	1,384	(636)	(46)%
Total product revenue	40,247	42,888	(2,641)	(6)%
Ancillary revenue	525	1,599	(1,074)	(67)%
Total revenues	$40,772	$44,487	$(3,715)	(8)%
We may encounter additional pressure on our loss from operations in the fourth quarter of 2025, due to changes in our expected product mix and increased expected costs due to tariffs on parts and commodities we use in the manufacture of our products.
Cost of Goods Sold
Cost of goods sold increased by $1.1 million, or 8%, from $12.9 million in the three months ended September 30, 2024 to $14.0 million in the three months ended September 30, 2025. The increase in cost of goods sold is directly attributable to the increase in our product revenue and associated increases of (i) $1.0 million in identifiable tariff charges, (ii) $0.3 million in dealer return reserve, (iii) $0.3 million in direct materials, and (iv) $0.1 million for warranty reserve. These increases were offset by decreases of (i) $0.2 million related to reductions in inventory reserves, and (ii) $0.4 million less in unfavorable physical inventory count and other adjustments.
Cost of goods sold decreased by $1.4 million, or 4%, from $36.8 million in the nine months ended September 30, 2024 to $35.4 million in the nine months ended September 30, 2025. The decrease in cost of goods sold is attributable to a change in product mix resulting in decreases of (i) $1.9 million in direct materials, (ii) $0.8 million in direct labor, manufacturing overhead, and freight, (iii) $0.1 million related to reductions in inventory reserves, and (iv) $0.1 million for dealer return reserves. These decreases were offset by increases of (i) $1.0 million in identifiable tariff charges and (ii) $0.5 million for warranty reserve.

The changes in direct labor encompasses employee labor costs. The changes in direct labor, manufacturing overhead and direct material costs are driven by changes in units sold. A significant portion of the overhead costs incurred include freight, tariff charges, indirect salaries, facility rent, utilities, and depreciation of production equipment, which are primarily fixed in nature and allocated based on production levels. Accordingly, these costs increase correspondingly with an increase in production volume and units sold.
General and Administrative
General and administrative expenses decreased by $2.4 million, or 27%, from $8.9 million in the three months ended September 30, 2024 to $6.5 million in the three months ended September 30, 2025, attributable to decreases of (i) $1.4 million in headcount and personnel costs for legal, finance, accounting, information technology and general and administrative functions, including stock-based compensation expense, (ii) $0.4 million in professional fees, (iii) $0.2 million in depreciation expense due to the allocation of less overhead costs, (iv) $0.2 million in facility costs, and (v) $0.2 million in other operating expenses including insurance and computer software costs.
General and administrative expenses decreased by $6.7 million, or 25%, from $27.0 million in the nine months ended September 30, 2024 to $20.3 million in the nine months ended September 30, 2025, attributable to decreases of (i) $5.6 million in headcount and personnel costs for legal, finance, accounting, information technology and general and administrative functions, including stock-based compensation expense, (ii) $1.3 million in other operating expenses including travel, recruiting, and computer software costs, (iii) $0.9 million in depreciation expense due to the allocation of less overhead costs, (iv) $0.8 million in professional fees and (v) $0.2 million in insurance expense. These decreases were offset by increases of (i) $1.9 million in financed equipment lease expense with no such comparable expense for the nine months ended September 30, 2024 and (ii) $0.2 million in facility costs.
Research and Development
Research and development expenses decreased by $0.5 million, or 20%, from $2.6 million in the three months ended September 30, 2024 to $2.1 million in the three months ended September 30, 2025. The change was primarily due to decreases of (i) $0.6 million in allocation of personnel costs, including stock-based compensation expense, driven by lower headcount in engineering. This increase was offset by an increase of (i) $0.1 million in materials purchases.
Research and development expenses decreased by $2.6 million, or 30%, from $8.7 million in the nine months ended September 30, 2024 to $6.1 million in the nine months ended September 30, 2025. The change was primarily due to decreases of (i) $2.1 million in allocation of personnel costs, including stock-based compensation expense, driven by lower headcount in engineering, (ii) $0.5 million in other research and development costs, including consulting and software, as well as equipment and material purchases due to fewer research and development projects in development year over year.
Sales and Marketing
Sales and marketing expense remained relatively consistent at $1.0 million in the three months ended September 30, 2024 to $1.0 million in the three months ended September 30, 2025.
Sales and marketing expense decreased by $1.0 million, or 29%, from $3.3 million in the nine months ended September 30, 2024 to $2.3 million in the nine months ended September 30, 2025. The change was primarily due to decreases of (i) $0.9 million in allocation of personnel costs, including stock-based compensation expense, driven by lower headcount and (ii) $0.1 million in other sales and marketing expenses such as customer accommodation payments and sales events.
Other (Expense) income, net
Other (expense) income, net decreased by $0.5 million, from an expense of $0.7 million in the three months ended September 30, 2024 to $0.2 million in the three months ended September 30, 2025. The change was attributable to (i) $0.3 million more in other income primarily due to sublease income, (ii) $0.1 million less in interest expense, and (iii) $0.1 million less in impairment expense.
Other (expense) income, net increased by $1.8 million, from income of $0.3 million in the nine months ended September 30, 2024 to $1.5 million in expense in the nine months ended September 30, 2025. The change was attributable to decreases of (i) $2.1 million in other income from duty drawback receivable for the nine months ended September 30, 2024 with no such comparable income for the nine months ended September 30, 2025 and (ii) increases of $0.3 million in impairment on assets held for sale. These decreases were offset by increases of (i) $0.5 million in other income primarily due to sublease income and (ii) $0.1 million less in interest expense.

Gain on operating lease termination
The Company recognized $9.4 million from a gain on operating lease termination due to exiting the Mesa Lease during both the three and nine months ended September 30, 2025. See Note 2 — Summary of Significant Accounting Policies.
Change in Fair Value of Derivatives
The loss on the change in fair value of derivative instruments decreased by $68,000, or 64%, from $107,000 in the three months ended September 30, 2024 to $39,000 in the three months ended September 30, 2025. The change in fair value in both periods is primarily attributable to the change in our stock price and the resulting valuation at the respective reporting period.
The loss on the change in fair value of derivative instruments decreased by $48,000, or 33%, from $147,000 in the nine months ended September 30, 2024 to $99,000 in the nine months ended September 30, 2025. The change in fair value in both periods is primarily attributable to the change in our stock price and the resulting valuation at the respective reporting period.
Change in Fair Value of Contingent Earn-out Interests Liability
The change in fair value of contingent earn-out shares liability was $0 in both the three months ended September 30, 2024 and 2025. The change in fair value in both periods is primarily attributable to the change in our stock price and the resulting valuation at the respective reporting period.
The gain on the change in fair value of contingent earn-out shares liability decreased by $33,000 from $33,000 in the nine months ended September 30, 2024 to $0 in the nine months ended September 30, 2025. The change in fair value in both periods is primarily attributable to the change in our stock price and the resulting valuation at the respective reporting period.
Provision for Income Taxes
The Company recorded an income tax benefit of $2,000 during the three months ended September 30, 2025 and an income tax provision of $4,000 during the three months ended September 30, 2024.
The Company recorded income tax provision of $23,000 and $13,000 during the nine months ended September 30, 2025 and 2024, respectively.
Liquidity and Capital Resources
General

As of September 30, 2025, our principal sources of liquidity were our cash and cash equivalents of $14.1 million with an accumulated deficit of approximately $219.0 million. Our short-term uses of cash are for working capital and to pay the principal of our indebtedness. During the nine months ended September 30, 2025, we incurred a net loss of approximately $15.6 million and had net cash provided by operating activities of $3.0 million.
Under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern (“ASC 205-40”), we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year of the unaudited condensed consolidated financial statements included elsewhere in this Report. The result of our ASC 205-40 analysis, due to uncertainties discussed below, is that there is substantial doubt about our ability to continue as a going concern through the next 12 months from the date of the unaudited condensed consolidated financial statements in this Report.
As an early-stage growth company, we have mainly incurred net losses and cash outflows since our inception. We may continue to incur net losses and cash outflows in accordance with our operating plan as we continue to scale our operations to meet anticipated demand and seek to establish our product and service offerings. As a result, our ability to access capital is critical and until we can generate sufficient revenue to cover our operating expenses, working capital and capital expenditures, we will need to raise additional capital in order to fund and scale our operations. These conditions and events raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial information does not include any adjustment that may result from the outcome of this uncertainty.
In response to these conditions, we are currently evaluating different strategies to obtain the required funding for future operations. We have plans to secure and intend to employ various strategies to raise additional capital, which may include the ATM Offering (as defined below) and/or the SEPA (as defined below) as well as other capital raising strategies such as debt financing (which may include asset-based lending and/or receivable financing), other non-dilutive financing and/or equity financing. However, we are limited in how much money we can raise under the ATM Offering, and our access to the SEPA is not available as of the date of this Report and will not be available unless and until a post-effective amendment to the Registration Statement on Form S-1 filed on July 27, 2023, is filed and declared effective and other applicable conditions are met. Moreover, unless extended by mutual agreement of the parties, the SEPA is scheduled to expire on February 11, 2026. Our ability to access other capital when needed is not assured and, if capital is not available to us when, and in the amounts needed, we could be required to delay, scale back or abandon some or all of our development programs and other operations, which could materially harm our business, prospects, financial condition and operating results.
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
ATM Offering

On August 14, 2025, we entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (the “Agent”). Pursuant to the terms of the Sales Agreement, we may offer and sell shares of our common stock having an aggregate offering amount of up to $20 million from time to time through the Agent (the “ATM Offering”). Pursuant to General Instruction I.B.6 of Form S-3, we can currently only sell up to an aggregate of $5,367,542 during any 12-month period pursuant to the Sales Agreement (and any other primary offerings registered on Form S-3). Any sales of common stock pursuant to the Sales Agreement would be made in sales deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. The Agent is entitled to a commission of 3.0% of the gross proceeds from the sale of common stock sold under the Sales Agreement. In August 2025, we sold an aggregate of 730,000 shares of common stock in the ATM Offering, resulting in net proceeds of approximately $2.4 million.

Standby Equity Purchase Agreement
On March 23, 2022, we entered into a Standby Equity Purchase Agreement with YA II PN, Ltd. (“Yorkville”), which was subsequently amended on June 22, 2023 (as amended, the "SEPA"), whereby we have the right, but not the obligation, to sell to Yorkville up to $125.0 million of our shares of Common Stock at our request any time until February 11, 2026, subject to certain conditions. As of September 30, 2025, the remaining commitment available under the SEPA was $119.4 million. However, our ability to access the remaining commitment amount may be limited by various factors, including, but not limited to, the availability of an effective registration statement permitting the resale of such shares of Common Stock. In particular, the Company’s access to capital under the SEPA is not available as of the date of this Report and will not be available until the Company files with the SEC a post-effective amendment to the applicable Registration Statement. Moreover, such registration statement only registers the resale of 3,333,333 shares of Common Stock, which is insufficient for us to fully utilize the remaining commitment under the SEPA, given the current market price of our Common Stock. Furthermore, unless extended by mutual agreement of the parties, the SEPA is scheduled to expire on February 11, 2026. We used the net proceeds received from sales of Common Stock pursuant to the SEPA for working capital and general corporate purposes and expect similar uses of any remaining proceeds going forward. See Note 9 — Convertible Notes and Note 10 — Equity — Standby Equity Purchase Agreement in the accompanying unaudited condensed consolidated financial statements for more information regarding the SEPA.

Cash Flow Data
The following table provides a summary of cash flow data for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in) operating activities	$2,966	$(52,093)
Net cash provided by investing activities	43	51,176
Net cash provided by (used in) financing activities	61	(1,537)
Net increase (decrease) in cash and cash equivalents and restricted cash	$3,070	$(2,454)
Cash Flow from Operating Activities
Our cash flow from operating activities is significantly affected by the growth of our business. Our operating cash flow is also affected by our working capital needs to support growth in inventory and fluctuations in accounts receivable, accounts payable and other current assets and liabilities.
Net cash provided by operating activities was $3.0 million for the nine months ended September 30, 2025, primarily consisting of a cash-basis net loss of $15.3 million from normal operations of the Company (after non-cash adjustments of $0.2 million), partially offset by favorable net working capital changes of $18.3 million, primarily driven by lower accounts receivable due to collections, inventories due to improved inventory turns and other liabilities, partially offset by lower accounts payable.
Net cash used in operating activities was $52.1 million for the nine months ended September 30, 2024, primarily consisting of a cash-basis net loss of $19.6 million from normal operations of the Company (after non-cash adjustments of $11.6 million), further driven by unfavorable net working capital changes of $32.5 million, primarily driven by higher accounts receivable and inventory.
Cash Flow from Investing Activities
Net cash provided by investing activities was $43,000 for the nine months ended September 30, 2025.
Net cash provided by investing activities was $51.2 million for the nine months ended September 30, 2024, due to $51.4 million net cash acquired in connection with the acquisition of ElectraMeccanica and net proceeds from sale of assets held for sale of $0.1 million, partially offset by property and equipment purchases of $0.3 million.
Cash Flow from Financing Activities
Net cash provided by financing activities was $0.1 million for the nine months ended September 30, 2025, which primarily related to (i) $2.4 million of proceeds from issuance of common stock under an at-the-market offering by the Company and (ii) net short-term insurance financing note activity of $0.4 million. This was partially offset by (i) equipment lease principal payments of $1.9 million and (ii) taxes paid relating to net-settlement of stock-based awards of $0.8 million.
Net cash used in financing activities was $1.5 million for the nine months ended September 30, 2024, primarily related to (i) equipment lease principal payments of $1.7 million and (ii) taxes paid relating to net-settlement of stock-based awards of $0.9 million. This was partially offset by proceeds from net short-term insurance financing note activity of $1.1 million.
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
Contractual Obligations and Commitments
As a result of the Mesa Lease Termination, future lease commitments have been reduced, as further discussed in Note 2 - Summary of Significant Accounting Policies. We did not have any additional material contractual obligations or other commitments as of September 30, 2025, other than as disclosed in the 2024 Form 10-K, and in Note 14 - Commitments and Contingencies.

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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out evaluations of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon each of their evaluations, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at the reasonable assurance level for the three months ended September 30, 2025, due to the material weaknesses in our internal control over financial reporting discussed below.
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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2025 and, in making this assessment, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Because of the material weaknesses described below, our management believes that, as of September 30, 2025, our internal control over financial reporting was not effective based on those criteria.

Material Weaknesses in Internal Controls Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim unaudited condensed consolidated financial statements will not be prevented or detected on a timely basis. Accordingly, a material weakness increases the risk that the financial information we report contains material errors. If we fail to remediate these material weaknesses, determine that our internal controls over financial reporting are not effective, discover areas that need improvement in the future or discover additional material weaknesses, these shortcomings could have an adverse effect on our business and financial results, and the price of our Common Stock could be negatively affected.

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, during the financial reporting close process, management identified material weaknesses in the design and operation of the Company’s internal controls over financial reporting related to three areas, specifically, inventory management, revenue recognition, and information technology (IT) general controls. We believe these material weaknesses were caused by turnover of accounting, operations and IT positions within the Company’s organization, resulting in the inability of Company accounting personnel who have recently assumed new and additional responsibilities, to identify, evaluate and address technical accounting and disclosure matters that affect our annual and interim unaudited condensed consolidated financial statements on a timely basis. Due to Management’s efforts to reduce costs and preserve liquidity, the Company was not able to develop and retain sufficient resources to fulfill internal control responsibilities, resulting in the lack of a sufficient complement of personnel with an appropriate degree of knowledge and experience. Management has determined that these deficiencies are related to insufficient internal resources in technical accounting and financial reporting impacting our internal control over financial reporting for the year ended December 31, 2024 and the quarters ended March 31, 2025, June 30, 2025, and September 30, 2025.

Based on the results of our evaluation and the material weaknesses described above, Management concluded that the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of annual and interim unaudited condensed consolidated financial statements for external reporting purposes in accordance with GAAP as of December 31, 2024, March 31, 2025, June 30, 2025, and September 30, 2025.

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

Management, including the Chief Executive Officer and Chief Financial Officer, has reiterated its commitment to strengthening internal controls, fostering control consciousness, and maintaining a strong control environment to address material weaknesses. The Company will continue its ongoing review, optimization, and enhancement of financial reporting controls and procedures. These material weaknesses will not be considered remediated until the applicable remediated control operates for a sufficient period of time and management has concluded, through testing, that this enhanced control is operating effectively.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
No unregistered sales of equity securities occurred during the quarter other than those previously reported in the Form 10-Q for the quarter ended September 30, 2025, or on a Current Report on Form 8-K.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a)    In the Company’s Form 8-K, reporting for August 18, 2025 (the “18-August Form 8-K”), it was reported that John F. Smith was appointed to the Audit Committee of the Company’s Board at the same time as his election to serve as a director on the Company’s Board of Directors. This was a clerical error, as Mr. Smith has not been appointed to the Audit Committee, although the Nominating and Corporate Governance Committee of the Company’s Board had determined that Mr. Smith is qualified to serve on the Audit Committee and the Board expects to appoint him to the Audit Committee in the future. No other aspect of the 18-August Form 8-K is updated or amended.
(c)    During our last fiscal quarter, except as set forth below, none of our directors or officers, as defined in Rule 16a-(1)(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.
On September 16, 2025, Dietmar Ostermann, a member of our board of directors, entered into a Rule 10b5-1 trading arrangement (the “Ostermann Trading Arrangement”) with respect to the potential sale of up to an aggregate of 36,429 shares of Xos Common Stock, that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Orders under the Ostermann Arrangement will be effective no earlier than December 18, 2025, and will be executed or cancelled by August 17, 2026 at the latest.
On September 16, 2025, Michael Richardson, a member of our board of directors, entered into a Rule 10b5-1 trading arrangement (the “Richardson Trading Arrangement”) with respect to the potential sale of up to an aggregate of 30,193 shares of Xos Common Stock, that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Orders under the Richardson Arrangement will be effective no earlier than December 18, 2025, and will be executed or cancelled by August 17, 2026 at the latest.
On September 29, 2025, Alice Jackson, a member of our board of directors, entered into a Rule 10b5-1 trading arrangement (the “Jackson Trading Arrangement”) with respect to the potential sale of up to an aggregate of 25,000 shares of Xos Common Stock, that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Orders under the Jackson Arrangement will be effective no earlier than December 29, 2025, and will be executed or cancelled by August 17, 2026 at the latest.

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
10.1#
Form of Indemnification Agreement, by and between Xos and its directors and officers (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on August 26, 2021)

10.2
Amendment Number One to Note Purchase Agreement, dated as of August 8, 2025, by and among Xos, Inc. and Aljomaih Automotive Co. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2025)

10.3
Second Amended and Restated Convertible Promissory Note, dated as of August 8, 2025, by and among Xos, Inc. and Aljomaih Automotive Co. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2025)

10.4#
Promotion Letter, signed August 11, 2025, amending Offer Letter between Liana Pogosyan and Xos, Inc., dated January 5, 2022, as amended to date (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2025)

10.5
Sales Agreement, dated as of August 14, 2025, between Xos, Inc. and Roth Capital Partners, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on August 14, 2025)

10.6
Letter Agreement between Xos, Inc. and Aljomaih Automotive Co., executed on August 14, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 14, 2025)

10.7
Lease Amendment - Termination Agreement between Landing 4 Industrial, LLC and EMV Automotive USA Inc., dated August 21, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 27, 2025)

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

XOS, INC.
Date: November 13, 2025	By:	/s/ Dakota Semler
	Name:	Dakota Semler
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Liana Pogosyan
	Name:	Liana Pogosyan
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)