Form 10-K
period 2025-12-31
Xos, Inc.
filed 2026-03-30
CIK 1819493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $13.0 million based on the closing price reported for such date on the Nasdaq Capital Market. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 26, 2026, there were approximately 11,982,627 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the 2026 Annual Meeting of Stockholders, expected to be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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

•“Convertible Note” means the convertible promissory note issued on August 11, 2022 and amended and restated to date, in an initial principal amount of $20.0 million.

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
•Our mix of offerings is novel in the industry and has yet to be tested in the long term.
•We are an early-stage company with a history of losses and may incur significant expenses and continuing losses for the foreseeable future.
•Our ability to generate or maintain positive cash flow is uncertain.
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
•We have incurred substantial debt, including $17.0 million principal amount of Convertible Note as of March 26, 2026, together with accrued interest thereon, which is due in quarterly installments from May 11, 2026 through February 11, 2028, which could impair our flexibility and access to capital and adversely affect our financial position, and our business would be adversely affected if we are unable to service our debt obligations and are subject to default.
•We have experienced and may in the future experience significant delays in the design, manufacturing and widespread deployment of our products.
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

•Our business and prospects depend significantly on our ability to build our brands. We may not successfully establish, maintain and strengthen the Xos brand or any other brands, and our brands and reputation could be harmed by negative publicity regarding Xos or our products.
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
•We cannot predict the amount, timing or pricing of any further sales of Common Stock pursuant to the ATM Offering (as defined below), if any. Future sales of shares in the public markets, including through the ATM Offering, or the perception that such sales may occur, may be dilutive and/or depress the market price of our Common Stock.
•We have been and may continue to be impacted by macroeconomic conditions, including health crises, inflation, uncertain credit and global financial markets, including potential bank failures, labor discord, supply chain disruption, trade policies and tariffs, and geopolitical events, such as the ongoing conflicts between Russia and Ukraine and in the Middle East, and political tensions with China, including the potential for economic downturns as a result of the war in Iran and shortages of access to oil, energy and other key industrial inputs.

Item 1. Business
Overview
Xos, Inc., together with its wholly owned subsidiaries (collectively, the “Company” or “Xos”), aims to be the industrial accelerant for the modern energy era, transforming dated power infrastructures into easy-to-deploy solutions for today’s rapidly changing needs. Xos offers a portfolio of power options, from flexible to fixed to fleet solutions. The Company’s flagship technology replaces years of grid construction and the logistical headaches of diesel generators with a scalable platform to increase efficiency and decrease expense, whether supporting temporary needs or long-term installations. This patented technology powers large-scale loads by consolidating power delivery, rapid charging, and smart energy management into one system, scalable to meet nearly any operational need. Xos produces three complementary primary product lines, Xos Energy Solutions™, which includes the Xos Hub™ mobile charging and energy storage platform, Xos Vehicles, which includes the Company’s Class 5 and Class 6 medium-duty electric commercial vehicles, and the Powered by Xos™ powertrain business. The Company also offers Xosphere™, its fleet management software platform.

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
Our Products & Services

Xos Hub™
The Xos Hub is the proactive, movable power source delivering high-capacity output and high-speed charging in one. It supports energy independence anywhere, without the weight. Engineered for true mobility, the lightweight design can be deployed without a commercial driver’s license, offering a faster alternative to traditional grid expansion with integrated peak shaving to lower costs. As a modular architecture that scales as customer needs grow, the Xos Hub ensures mission-critical reliability, suitable for powering everything from AI data centers and construction sites to utilities, major events, and more.
In January 2026, Xos announced an expanded product lineup featuring three new Xos Hub configurations to address a broader range of operational requirements:
•210 kWh Xos Hub: Designed for light-duty fleet operations and smaller depot environments where a compact, lower-capacity solution is preferred.
•420 kWh Xos Hub: The next-generation flagship offering, providing a 50% increase in energy storage capacity over the previous 280 kWh generation. The 420 kWh Hub offers charging rates of up to 150 kW per port, enables simultaneous charging of multiple electric vehicles with standard CCS1 connectors, and remains under 10,000 pounds, making it easily transportable via a standard pickup truck or trailer without requiring a commercial driver’s license.
•630 kWh Xos Hub: Designed for heavy-duty fleet applications and high-throughput depot environments requiring maximum energy storage capacity and extended charging availability.

The Xos Hub product line has attracted a diverse and growing customer base. Waymo, the self-driving technology division of Alphabet Inc., utilizes the Xos Hub to support its autonomous vehicle fleet charging operations. Caltrans, the California Department of Transportation, has deployed Xos Hub units for transportation infrastructure applications. SparkCharge, a mobile charging solutions provider, operates Xos Hub units for its commercial charging network. Additional Hub customers include Xcel Energy, Florida Power & Light, Duke Energy and RKU Distributing.

Xos Vehicles
Xos currently manufactures Class 5 and Class 6 battery-electric commercial vehicles that travel on last-mile, back-to-base routes of up to 200 miles per day. The Company manufactures a medium-duty rolling chassis with multiple body options to address a range of customer applications. The modularity of the Xos chassis allows for numerous use cases and body configurations to satisfy customer demands. In connection with the 2026 model year, Xos issued a press release announcing enhancements to its step van and strip chassis platforms, including galvanized frame rails for improved corrosion resistance and durability, vehicle-to-grid (V2G) charging capability, integrated skid plates for enhanced underbody protection, and other improvements designed to reduce total cost of ownership (“TCO”) for fleet operators. Today, the most popular customer configurations utilizing the Xos chassis include the following:
•Commercial Stepvans: Stepvan configurations are an attractive choice for a wide range of parcel delivery customers, providing efficient and reliable zero-emission last-mile delivery capabilities.

•Armored Trucks: Armored truck configurations using the Xos chassis are popular with customers specializing in armored cash-in-transit and logistics applications.

•Uniform Rental & Linen Delivery: The Xos chassis supports configurations for uniform rental, linen delivery, and similar commercial laundry logistics operations.
•Food & Beverage: The Xos chassis addresses the needs of food and beverage distribution customers operating last-mile and regional delivery routes.
Xos is designing its next-generation chassis to reduce per-unit production costs, increase technological capabilities, and improve TCO for fleet operators. The next-generation chassis will continue to be designed for a wide range of use cases, including parcel delivery, uniform rental, and cash-in-transit industries.

Powered by Xos™
The Powered by Xos business provides mixed-use powertrain solutions for off-highway, industrial, and other commercial equipment and specialty vehicles, such as school buses, medical and dental clinics, blood donation vehicles, and mobile command vehicles. The Company’s powertrain offerings encompass a broad range of solutions, including high-voltage batteries, power distribution and management componentry, battery management systems, system controls, inverters, electric traction motors, and auxiliary drive systems.
Blue Bird Corporation (“Blue Bird”), the leading alternative fuel school bus manufacturer in the United States, is a key Powered by Xos customer. Blue Bird has ordered over 100 powertrain units between the second quarter of 2025 and the first quarter of 2026, inclusive, for a variety of its school bus configurations. The relationship between Xos and Blue Bird continues to grow, driven by the competitive performance of Xos’s powertrain products, which the Company believes contribute to greater efficiency in Blue Bird’s electric vehicle offerings and support their electric vehicle sales growth. Xos also supports other industry-leading chassis manufacturers through Powered by Xos, including Winnebago and Wiggins Lift Company.
Technology Supporting Our Products & Services
Xos Vehicles & Powered by Xos™
The Company’s proprietary chassis serves as the foundation for all Xos vehicle products. Unlike traditional Class 5 and 6 platforms, the Xos chassis was originally designed and modeled around a more robust Class 7 vehicle architecture. As a result, it was designed to feature sturdier and larger frame rails, a reinforced suspension system, and enhanced durability for demanding commercial use cases. The Company believes this rugged design provides superior strength and reliability, making it well-suited for a wide range of vehicle body integrations and last-mile applications.
Over the past several years, Xos has worked to improve the high-voltage system architecture of its vehicles. These modifications have led to substantial weight savings — eliminating hundreds of pounds in cabling, mounting brackets, and redundant components — while improving both serviceability and durability. The streamlined architecture now contains nearly all high-voltage cables, wiring harnesses, and sensitive electronic components within protective structures or fully enclosed frame rails, aimed at increasing the resilience of the Company’s vehicles in real-world fleet operations.
All Xos vehicles utilize lithium iron phosphate (LFP) battery packs, which are the most widely adopted chemistry in commercial electric vehicles globally. These batteries are sourced through industry-leading partners in order to deliver consistent performance and long cycle-life for customers. Research published in the Journal of the Electrochemical Society, based on testing conducted at Sandia National Laboratories, found that LFP cells deliver 3,000 to 5,000 or more charge cycles compared to 1,000 to 2,300 cycles for nickel manganese cobalt (NMC) alternatives, and degrade approximately twice as slowly under the same conditions. For medium-duty fleets charging vehicles daily, LFP battery technology can support approximately 8 to 12 years of service life, compared to NMC batteries that typically require replacement within 3 to 6 years. Additionally,

LFP batteries can be charged to 100% daily without accelerating degradation, unlike NMC batteries that require limiting to 80 to 90% for optimal longevity, meaning LFP vehicles can utilize their full rated range on every duty cycle. Independent laboratory testing has also demonstrated that LFP cells are significantly more resistant to thermal runaway than NMC alternatives, allowing LFP battery systems to operate with simpler and less complex thermal management systems, resulting in lower maintenance requirements, fewer potential failure points, and improved operational uptime. Across the Company’s deployed fleet, individual Xos vehicles have routinely handled over 200 stops per day, and after 24 months in service, LFP battery packs have shown less than 2 to 3% degradation, confirming the longevity and durability advantages in real-world commercial operations. Compared to NMC batteries, LFP batteries also contain significantly fewer rare earth and conflict minerals, which the Company believes results in a more resilient supply chain and better long-term cost performance. The Company believes these characteristics support its commitment to deliver durable, high-quality electric vehicles while continually driving down total cost of ownership for customers.
Vehicle Control Software
Xos designed and developed on-board vehicle control software to leverage third-party software and integrate its proprietary powertrain controls, body controls, instrument cluster, infotainment, and Xosphere™ software.
•Powertrain controls. The Company’s powertrain controls include, but are not limited to, torque arbitration and power state management, thermal management for the powertrain and high-voltage battery systems, advanced driver assistance and safety and charging system communication and controls.
•Body controls. The Company’s body controls include cabin heater and air conditioning, hydraulic system control, electronic parking brake system, and certain other software critical for vehicle controls.
•Instrument cluster and infotainment. Xos designed a fully digital instrument cluster specifically for last-mile commercial electric vehicles. The custom user interface integrates into all Xos vehicles and is designed to enhance safe vehicle operation and provide critical safety information and driver efficiency guidance.
•Xosphere™, the Company’s proprietary fleet management platform. The Xosphere suite of tools allows fleet operators to (i) monitor vehicle and charging performance in real-time with in-depth telematics; (ii) reduce charging cost; (iii) optimize energy usage; and (iv) manage maintenance and service support with a single software tool. Xosphere also includes connection modules that feature over-the-air update capabilities through the Company’s cloud intelligence platform and features remote diagnostics and maintenance services.
Sales & Marketing
Direct Sales
The Company’s sales efforts are organized around dedicated direct sales teams supporting each of its three primary product lines: Xos Hub, the Xos Vehicles, and the Powered by Xos powertrain products. These sales teams support both key national customer accounts and small and regional fleet customers. Sales representatives and field-based personnel educate fleets on the wide-ranging benefits of the Company’s zero-tailpipe emission commercial vehicles, mobile charging and energy storage products, and powertrain solutions used to electrify commercial fleets and specialty vehicles.
The Company’s marketing team conducts event planning and manages inside sales processes and marketing systems, including product sales campaigns and targeted email marketing campaigns designed to convert prospective customers across the different verticals of the business. Xos attends industry trade events to market its products and demonstrate them, and operates a demonstration fleet across the country to allow prospective customers to experience the vehicles in their own operations.
Maintenance Providers

Xos contracts with third-party maintenance providers in different regional markets to support its customers in the field. These service partnerships extend across multiple geographies, including service locations in California, Texas, New Jersey, New York, Minnesota, and Canada, providing customers with access to qualified technicians and comprehensive after-sales support to ensure maximum vehicle uptime and minimal operational disruption.

Customers
Xos delivers products across its business to a diverse and growing customer base that includes large-scale national accounts with globally recognized commercial fleet operators as well as small- and medium-sized fleets.

For the Xos Vehicles products, the Company has continued to scale its relationship with United Parcel Service, Inc. (“UPS”), delivering over 190 vehicles to UPS in 2025. FedEx remains an important customer in the Company’s vehicle business, and Xos continues to expand its footprint across additional parcel delivery, uniform rental, linen, food and beverage, and armored transport customers.

For the Xos Hub products, the Company has continued to grow its relationships with key customers, including Caltrans and Waymo, two of the Company’s largest Hub customers, both of which continue to order additional units. SparkCharge, Xcel Energy, Duke Energy, and other utility and fleet customers have also deployed Xos Hub products.

In the Powered by Xos product line, Blue Bird Corporation represents a significant and growing commercial opportunity. Blue Bird is the leading alternative fuel school bus manufacturer in the United States, and Xos is becoming one of their trusted powertrain providers for electric vehicles, having received orders for over 100 powertrain units from Blue Bird between the second quarter of 2025 and the first quarter of 2026, inclusive.

In addition to large-scale national accounts, the Company delivers vehicles directly to small- and medium-sized fleets via its in-house sales representatives and established distribution and channel partners. Such accounts include independent service providers, which fulfill last-mile routes for enterprise partners.

Competition
The Company has experienced, and expects to continue to experience, competition from a number of companies, particularly as the commercial transportation sector accelerates towards low-emission, zero-tailpipe emission and carbon neutral fleet solutions. Existing commercial diesel vehicle OEMs, such as Freightliner, Ford, General Motors, Navistar, Paccar, and Volvo/Mack, continue to invest in the development of zero-tailpipe emission solutions.
In addition to competition from traditional diesel OEMs, the Company faces competition from disruptive vehicle manufacturers that are developing alternative fuel and electric commercial vehicles, such as Rivian, Harbinger, and Workhorse.
The Company believes the primary competitive factors in the commercial vehicle market for medium- and heavy-duty last-mile and return-to-base segments include, but are not limited to:
•total cost of ownership;
•emissions profile;
•effectiveness within target applications and use cases;
•ease of integration into existing operations;
•product performance and uptime;
•vehicle quality, reliability and safety;
•service and support;
•technological innovation relating to batteries, software and data analytics; and
•fleet management.
The Company believes that it competes favorably with its competitors on the basis of these factors; however, our competitors may be able to deploy greater resources to the design, development, manufacturing, distribution, promotion, sales, marketing and support of their alternative fuel and electric vehicle and energy service programs. These competitors also compete with the Company in recruiting and retaining qualified research and development, engineering, sales, marketing, corporate and management personnel, as well as in acquiring technologies complementary to, or necessary for, our products and services. Additional mergers and acquisitions may result in even more resources being concentrated with the Company’s competitors.
Service & Maintenance
Xos continues to grow its service network to support customers across the United States and Canada. The Company utilizes third-party service partners located in California, Texas, New Jersey, New York, Minnesota, and other locations to provide comprehensive after-sales maintenance and repair services. In addition, Xos operates a nationwide mobile maintenance team spanning from the east coast to the west coast to support vehicles deployed across the country, including vehicles in Canada from British Columbia to Quebec.

Manufacturing & Supply Chain
Manufacturing
Xos assembles its electric chassis, starting the process with marrying frame rails and cross members, all the way to the final stage testing of a fully powered electric chassis, which is then shipped to a body upfit partner. The Byrdstown, Tennessee plant is capable of producing chassis, battery systems and Xos Hub units, and powertrain kits, as well as conducting certain prototyping and powertrain installation services.
The Company has established a new production line for the Xos Hub designed to scale production into hundreds of units. Xos has also reconfigured its production facility to increase powertrain manufacturing capacity, with the expectation of building hundreds of powertrain kits during the 2026 fiscal year. The Company has implemented new quality management systems in its Tennessee facility, and inventory management systems continue to improve, including cycle counting inventory control systems designed to proactively manage inventory for just-in-time usage and consumption while maintaining the availability of service parts for the aftermarket.
In addition to the manufacturing facility in Tennessee, the Company maintains vehicle-servicing capabilities and conducts ongoing research and development activities in its Los Angeles, California facility.

Supply Chain
The Company’s suppliers include Gotion and CATL, which serve as the Company’s primary battery suppliers. Additional key suppliers include Dana (providing axle components), Morgan Olson (providing bodies for the Company’s strip chassis vehicles), Valley Precision (a California-based fabrication company providing fabrication for Hub components and other parts), and Gator Trailers (providing trailers for the Company’s Hub products). As is the case for some automotive companies, certain of the Company’s procured components and systems are sourced from single suppliers. The Company works to qualify multiple suppliers for key components where feasible in order to minimize potential production risks. The Company also mitigates risk by maintaining safety inventory for certain key components. The Company’s products use various raw materials, such as aluminum, steel, phosphate, lithium, iron, and copper. Pricing for these raw materials is governed by market conditions and may fluctuate due to various factors outside of the Company’s control, such as supply and demand and market speculation. The Company is currently securing all raw materials and components that are either available or becoming available in the global supply chain to support its operations.
The Company is increasingly subject to varying and sometimes conflicting rules, tariffs, and import restrictions that can change with limited notice. In response to the volatile tariff and trade environment resulting from recent federal policy actions, including tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) and Section 301 of the Trade Act of 1974, the Company has built an adaptive supply chain strategy designed to respond to changes in tariff cost structures while maintaining high-quality suppliers that meet the Company’s requirements for reliability, durability, financial stability, and quality. Tariff rates applicable to the Company’s auto parts sourced from China have fluctuated significantly, reaching as high as 173.4% in April 2025 before moderating to current levels of approximately 28.4% as of the date of this filing. Recent court decisions challenging certain IEEPA-based tariffs may provide some relief for the Company; however, the regulatory environment remains subject to change, and the challenged tariffs may be replaced with other tariffs or similar costs that are equally or more burdensome. Regulatory changes may impact the Company’s ability to continue sourcing components from certain regions or accessing key suppliers. See “Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, could adversely affect our business, prospects, financial condition and operating results,” in Part I, Item 1A “Risk Factors” of this Report.

Governmental Programs, Incentives & Regulations
The Company’s business is impacted by various government programs, credits, incentives and policies. The Company’s business and products are also subject to numerous governmental regulations that vary among jurisdictions. Electric vehicle and charging infrastructure demand has been spurred by government incentives and regulations at federal, state and local levels. Government agencies around the world are expected to continue providing incentives for the purchase of electric vehicles and charging infrastructure, and regulations may be introduced to reduce emissions and encourage the use of clean energy vehicles. However, any reduction or elimination of government programs, incentives or credits because of policy changes, the reduced need for such programs due to the perceived success of the electric vehicle, fiscal tightening or other reasons may result in the diminished competitiveness of the electric vehicle industry, which would adversely affect the Company’s business.

Governmental regulations regarding the manufacture, sale and implementation of products and systems similar to the Company’s are subject to future change. The Company cannot predict what impact, if any, such changes may have on its business.
Programs & Incentives
Energy Storage Tax Credits
On August 16, 2022, the Inflation Reduction Act of 2022 (“Inflation Reduction Act”) was enacted into law and is effective for taxable years beginning after December 31, 2022, and remains subject to future guidance releases. The Inflation Reduction Act includes multiple incentives to promote clean energy, electric vehicles, battery and energy storage manufacture or purchase. The Section 48E Investment Tax Credit, effective for qualifying energy property placed in service after December 31, 2024, provides investment tax credits for qualifying energy storage technology, including standalone energy storage systems such as the Xos Hub. The 48E credit may enable customers to receive investment tax credits for qualifying Xos Hub deployments, reducing the effective cost of mobile charging infrastructure and improving the economic case for fleet electrification. However, recent developments suggest that certain energy-related investment tax credit provisions may be subject to early phase-out or revision depending on forthcoming budgetary or legislative changes. See “The unavailability, reduction or elimination of government and economic incentives could have a material adverse effect on our business, prospects, financial condition and operating results” in Part I, Item 1A “Risk Factors” of this Report.

Electric Vehicle Tax Credits
The Inflation Reduction Act initially provided for certain federal tax credits for the purchase of qualified electric vehicles in the U.S. through 2032. However, the One Big Beautiful Bill Act signed on July 4, 2025 made applicable credits no longer available for vehicles not acquired or placed in service on or before September 30, 2025. See “The unavailability, reduction or elimination of government and economic incentives could have a material adverse effect on our business, prospects, financial condition and operating results” in Part I, Item 1A “Risk Factors” of this Report.
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
Notable for Xos customers is the California Hybrid and Zero-Emission Truck and Bus Voucher Incentive Project (“HVIP”), which provides point-of-sale vouchers for certain qualifying zero-emission vehicles (“ZEVs”). Under HVIP, dealers and fleet operators may request vouchers from HVIP on a first-come first-serve basis, up to the funding amount available for that year, to reduce the cost of purchasing hybrid and zero-emission medium- and heavy-duty trucks and buses. Voucher amounts vary depending on a range of factors, such as the type of vehicle, the location where the vehicle is operated, and the number of vehicles sold. To qualify for HVIP, dealers are required to complete extensive training, initiate and complete applications for each sales order, and complete the voucher redemption process upon delivery to the end-user. Xos customers have significantly benefited from the California HVIP program. Approximately 300 Xos vehicles delivered through December 31, 2025 have been subsidized by HVIP, and HVIP funding is being secured for many more Xos vehicle deliveries and orders.
Infrastructure Incentives
A number of states and municipalities also offer incentive programs to encourage the installation of charging infrastructure for electric vehicles. Eligibility for and the magnitude of incentives varies based on individual charging capabilities and other factors.
Emissions Credit Programs
California has greenhouse gas emissions standards that closely follow the standards of the U.S. Environmental Protection Agency (“EPA”). The registration and sale of ZEVs in California could earn Xos ZEV credits that Xos could in turn sell to traditional OEMs looking to offset emissions from their traditional internal combustion engine vehicles in order to meet California’s emissions regulations. Other U.S. states have adopted similar standards including Colorado, Connecticut, Delaware, Maine, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New Mexico, New York, Oregon, Rhode Island, Vermont, Washington, and the District of Columbia. The Company may take advantage of these regimes by registering and selling ZEVs in these other U.S. states.

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
Regulations in the United States
The Company operates in an industry that is subject to extensive environmental regulation, which has become more stringent over time. The laws and regulations to which the Company is subject govern, among others, vehicle emissions and the storage, handling, treatment, transportation and disposal of hazardous materials and the remediation of environmental contamination. Compliance with such laws and regulations at an international, regional, national, state and local level is an important aspect of the Company’s ability to continue our operations.
Environmental standards applicable to the Company are established by the laws and regulations of the countries in which it operates, standards adopted by regulatory agencies and the permits and licenses issued to the Company. Each of these sources is subject to periodic modifications and what the Company anticipates will be increasingly stringent requirements. Violations of these laws, regulations, or permits and licenses may result in substantial administrative, civil, or even criminal fines, penalties, and possibly orders to cease any violating operations or to conduct or pay for corrective works. In some instances, violations may also result in the suspension or revocation of permits or licenses.
EPA Emissions and Certificate of Conformity
The U.S. Clean Air Act requires that the Company obtain a Certificate of Conformity issued by the EPA for vehicles sold in all states, and a California Executive Order issued by the California Air Resources Board (“CARB”) is required for vehicles sold in California. Additionally, certain states, known as “CARB opt-in states,” have adopted the California standards that are either already effective or take effect in the next few years. CARB sets more stringent standards for emissions control for certain regulated pollutants for new vehicles and engines sold in California and must obtain a waiver of preemption from the EPA before implementing and enforcing such standards. States that have adopted the California standards as approved by the EPA also recognize the CARB Executive Order for sales of vehicles.
Although the Company’s vehicles have zero tailpipe emissions, the Company is required to seek an EPA Certificate of Conformity for vehicles sold in states covered by the U.S. Clean Air Act’s standards or a CARB Executive Order for vehicles sold in California or any of the other states that have adopted the stricter California standards. The Company has received the requisite EPA Certificate of Conformity and approval from CARB.
Vehicle Safety & Testing
The Company’s vehicles are subject to regulation by the National Highway Traffic Safety Administration (“NHTSA”), including all applicable Federal Motor Vehicle Safety Standards (“FMVSS”). Numerous FMVSS apply to the Company’s vehicles specifying design, construction, and performance requirements. Xos vehicles are designed to meet all applicable FMVSS standards in effect at the date of manufacture. While the Company’s current vehicles comply and it expects that future vehicles will comply with all applicable FMVSS with limited or no exemptions, FMVSS are subject to change from time to time. As a manufacturer, the Company must self-certify that its vehicles meet all applicable FMVSS, or otherwise are exempt, before the vehicles may be imported or sold in the U.S.
The Company is also required to comply with other federal laws and regulations administered by NHTSA, as well as Federal Motor Carrier Safety Regulations, Federal Highway Administration requirements, and standards set forth by the EPA.
Vehicles sold outside of the U.S. are subject to similar foreign compliance, safety, environmental, and other regulations. Many of those regulations are different from those applicable in the United States and may require redesign and/or retesting.
Automobile Manufacturer and Dealer Regulation
State laws regulate the manufacture, distribution, sale, and service (including delivery) of automobiles, and generally require motor vehicle manufacturers and dealers to be licensed in order to sell vehicles directly to customers in the state. Certain states have asserted that the laws in such states do not permit automobile manufacturers to be licensed as dealers or to act in the capacity of a dealer, or that they otherwise restrict a manufacturer’s ability to deliver or service vehicles. To sell vehicles to customers in states where the Company is not licensed as a dealer, it generally conducts the sale out of the state or via an authorized dealer partner in that state. However, certain states permit the Company, as a manufacturer of motor vehicles, to apply for and receive a dealer license to conduct vehicle sales, provided certain requirements are met. Once licensed in one of these states, the Company may sell its vehicles to any consumer in the United States as a matter of interstate commerce. As of the date of this filing, the Company sells all vehicles using its California dealer license.
Battery Safety & Testing
The Company’s battery packs are required to conform to mandatory regulations that govern transport of “dangerous goods,” defined to include lithium-ion batteries, which may present a risk in transportation. The governing regulations, which are issued by the Pipeline and Hazardous Materials Safety Administration, are based on the United Nations Recommendations on the Safe Transport of Dangerous Goods Model Regulations and related U.N. Manual Tests and Criteria. The regulations vary by mode of shipping transportation, such as by ocean vessel, rail, truck, or air. The Company uses lithium-ion cells in the high voltage battery packs in its vehicles. The use, storage, and disposal of the Company’s battery packs is regulated under U.S. federal law. The Company’s battery packs conform to such “dangerous goods” shipping standards at a cell level.
Regulations in Canada
The Company’s vehicles available for sale in the Canadian market are subject to environmental and safety certifications administered by the appropriate Canadian regulatory authorities, including, but not limited to the Canada Motor Vehicle Safety Standards, which is administered by Transport Canada. Air quality standards are administered by Environment Canada, which accepts U.S. EPA certification. Unlike the United States, there are no impediments to a manufacturer applying for and receiving a dealer license to perform sales and services; however, the Company must obtain the necessary provincial licenses to enable sales and services in each location. Xos works with a dealer partner in Canada to ensure access to the Canadian market and to facilitate vehicle transactions in compliance with Canadian law.
Seasonality
Historically, the automotive industry has experienced higher revenue in the spring and summer months. Additionally, the Company expects volumes of commercial vehicle sales to be less in the winter months as many customers shift focus to executing high-volume holiday deliveries. A significant portion of the Company’s customers operate in the parcel and delivery segment which has a “peak season” between the Thanksgiving and Christmas holidays, resulting in preparatory fleet expansions leading into such period followed by declined new vehicle purchases thereafter.
Intellectual Property
The Company’s ability to protect its material intellectual property is important to its business. The Company relies upon a combination of protections afforded to owners of patents, copyrights, trade secrets, and trademarks, along with employee and third-party non-disclosure agreements and other contractual restrictions to establish and protect its intellectual property rights. In particular, unpatented trade secrets in the fields of research, development, and engineering are an important aspect of the Company’s business by ensuring that its technology remains confidential. The Company also pursues patent protection when it believes it has developed a patentable invention and the benefits of obtaining a patent outweigh the risks of making the invention public through patent filings.
As of December 31, 2025, the Company had eight awarded U.S. patents and one patent pending. Issued U.S. patents generally have a term of 20 years from the earliest effective filing date, subject to any applicable adjustments or extensions. In 2025, the Company filed provisional patents to protect its Hub mobile charging business, which continues to be a fast-growing segment and which the Company expects to grow further as it launches new variations of the Xos Hub product line. The Company pursues the registration of its domain names and material trademarks and service marks in the United States. In an effort to protect its brand, as of December 31, 2025, the Company had 23 pending or approved U.S. trademark applications.
The Company regularly reviews its development efforts to assess the existence and patentability of new inventions, and is prepared to file additional patent applications when it determines it would benefit our business to do so.
Facilities
The Company’s headquarters are located in an 85,142 square foot facility in Los Angeles, California, where the Company performs executive and administrative functions and services its vehicles and systems, among other things. The Company entered a new lease agreement for the facility with the landlord in August 2021, the term of which commenced on January 1, 2022, and will terminate on January 31, 2027, unless amended and/or extended. On June 20, 2024, the Company entered into an agreement to sublease a portion of its Los Angeles facility, effective as of July 1, 2024. We recognized income of $0.5 million (including common area maintenance) in 2025. On March 14, 2025, the Company entered into a month to month sublease of another portion of its Los Angeles facility, effective as of April 1, 2025, and recognized income of $44,000 in 2025.

The Company also has a manufacturing facility located in Byrdstown, Tennessee that utilizes the facilities of Fitzgerald Manufacturing Partners, LLC, the largest manufacturer of glider kits in the United States. The Company leases two properties in Byrdstown subject to leases that expire in 2026 and 2027.

In connection with the acquisition of ElectraMeccanica, the Company became the lessee of certain properties, including a 235,094 square foot manufacturing facility in Mesa, Arizona and a 17,980 square foot service and distribution center in Huntington Beach, California. These properties were not needed for the Company’s business, and the Company has been working to reduce its exposure to the ElectraMeccanica lease obligations. On August 21, 2025, the Company entered into an agreement (the “Lease Termination Agreement”) with the lessor of the Mesa facility, which resulted in the termination of such lease and provided that the Company shall make monthly payments to the lessor for 18 months following termination in an aggregate amount of approximately $2.8 million.

Human Capital
People Strategy and Governance
The Company firmly believes an integral part of its growth story is through elevating the most important asset it has: its people. By focusing on the fundamentals of people strategy, leadership, culture, and talent, the Company remains strong, adaptive, innovative, and well-equipped to respond to the ever-changing commercial vehicle landscape. The People Operations team is responsible for the Company’s human capital policies and strategies and their collective recommendations to the Chief Executive Officer and key leadership members allow the Company to proactively manage its human capital and care for its employees in a manner that is consistent with its values.
Commitment to Diversity, Equity, and Inclusion
At Xos, the Company believes that creating an inclusive environment for all employees is foundational to its success. One of the Company’s organizational values is “One team: Be actively inclusive. Embrace diversity. Support and celebrate others.” The Company is committed to creating and maintaining a workplace in which all employees have an opportunity to participate and contribute to the success of the business and are valued for their skills, experience, and unique perspectives.
Talent Attraction, Growth, and Capability Assessment
The Company seeks to leverage best practices in assessments and talent management to strengthen and expand its current capabilities and future pipeline while reinforcing a culture of belonging, empowerment, and innovation. The Company also aims to create targeted learning experiences, democratizing learning and career development opportunities across the organization, and empowering employees to design their own career paths with skill development targeted for the roles of today and the future.
The Company believes the extent to which its leaders are equipped to care for, inspire, and empower its people plays a vital role in its strategy. The Company’s set of leadership standards outlines clear expectations for its leaders: that they regularly connect with team members, spend time teaching and coaching, and champion their team’s career development. The Company is committed to helping its leaders strengthen these capabilities with dedicated learning paths and non-traditional learning opportunities.

Employee Well-Being Initiatives
The Company strives for a holistic approach to well-being that encompasses the financial, social, mental/emotional, physical, and professional needs of its employees. Foundational to the Company’s well-being philosophy is providing a broad array of resources and solutions to educate employees and build capability and support for meeting individual well-being needs and goals.
The Company employs programs to understand employee sentiment on their mental and emotional well-being, health and safety, employee experience, culture, diversity, equity and inclusion, leadership, and strategic alignment. Suggestion boxes and focus groups collect additional information on employee sentiment and needs, and the Company communicates the resulting actions taken with its employee population.

The Company’s well-being programs are an integral part of its total rewards strategy as it works to address business and employee challenges through a multi-channel approach that provides its diverse populations with choices to meet their specific needs.

Employment Data
As of December 31, 2025, we had 101 employees (including 99 full-time employees) and 34 contractors, up from 114 employees (including 109 full-time employees) and 16 contractors at the prior year-end. The Company has not experienced any work stoppages and considers its relationships with its employees to be good. None of the Company’s employees is subject to a collective bargaining agreement or represented by a labor union.
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
Available Information (Website)
The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Sections 13(a) and 15(d) of the “Exchange Act,” are available, free of charge, on the Company’s Investor Relations website at https://www.xostrucks.com/investor-overview as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. The SEC maintains a website at https://www.sec.gov that contains reports, proxy, information statements, and other information regarding registrants that file electronically with the SEC. The Company uses its Investor Relations website as a means of disclosing material information. Accordingly, investors should monitor the Company’s Investor Relations website, in addition to following its press releases, SEC filings, and public conference calls and webcasts. The information provided on, or accessible through, the Company’s Investor Relations website is not a part of this Annual Report on Form 10-K, nor is such information incorporated by reference herein, and such information should not be relied upon in determining whether to make an investment in the Company’s common stock.

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
As an early-stage company, our ability to access capital is critical. Unless and until we can generate sufficient revenue to cover our operating expenses, working capital and capital expenditures, we will need to raise additional capital in order to fund and scale our operations. Our ability to access capital when needed is not assured and, if capital is not available to us when, and in the amounts, needed, we could be required to delay, scale back or abandon some or all of our development programs and other operations.

Additional equity financing may not be available on favorable terms or at all and, if available, could be dilutive to current stockholders. Our ability to access the SEPA (as defined below) was not extended and terminated on February 11, 2026. Debt financing, if available, may involve restrictive covenants and dilutive financing instruments. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our Common Stock to decline. Moreover, the Convertible Note (as defined below) in the initial principal amount of $20.0 million, has $17.0 million principal outstanding as of March 26, 2026, which will need to be repaid in quarterly installments from May 11, 2026 through February 11, 2028. Pursuant to General Instruction I.B.6 of Form S-3, the aggregate dollar amount of Common Stock we can sell pursuant to the ATM Offering (as defined below) in any 12-month period is limited. Furthermore, we are unable to sell shares in the ATM Offering at any time that we are in possession of material non-public information.
Global general economic and political conditions, such as a potential recession, inflation, uncertain credit and global financial markets, including potential future bank failures, health crises, supply chain disruption, fuel prices, international currency fluctuations, changes to trade policies and tariffs, and geopolitical events such as local and national elections, corruption, political instability and tensions and acts of war or military conflict including repercussions of the wars between Russia and Ukraine and in Israel, terrorism, conflicts with Iran or tensions with China and related sanctions and export control restrictions, have and could continue to adversely impact our ability to raise additional funds, among other things.
Since inception, we financed our operations primarily from the sales of shares of Common Stock, the Business Combination, the SEPA, the ElectraMeccanica acquisition, the ATM Offering and the issuance of debt. As of December 31, 2025, our principal sources of liquidity were cash and cash equivalents aggregating to $14.0 million (including cash acquired pursuant to the Arrangement with ElectraMeccanica, which closed on March 26, 2024).
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
We currently derive a significant portion of our revenue from a small number of customers, and this trend may continue for the foreseeable future. During the year ended December 31, 2025, one customer accounted for 54% of the Company’s revenue. The loss of any one of our significant customers, a reduction in the purchases of our products by such customers or the cancellation of significant purchases by any of these customers would reduce our revenue and could harm our ability to achieve or sustain expected results of operations, and a delay of significant purchases, even if only temporary, would reduce our revenue in the period of the delay. Any such reduction in revenue may also impact our cash resources available for other purposes, such as research and development.
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
Our mix of offerings is novel in the industry and has yet to be tested in the long term. Any failure to commercialize our strategic plans could have a material adverse effect on our operating results and business, harm our reputation and could result in substantial liabilities that exceed our resources.
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
We have entered and may continue to enter into agreements, purchase orders, letters of intent and memorandums of understanding (“MOUs”) or similar agreements for the sale of our products that include various cancellation rights in favor of the customer. For example, we have entered into binding distribution and purchase agreements for the purchase of vehicles; however, they are subject to the further entry into a definitive agreement with final pricing, warranty coverage and other terms. These purchase obligations may also be canceled by the customer with six months’ written notice. As a result, we cannot ensure that we will be able to enter into a definitive agreement or that our customers will not exercise their cancellation rights. In addition, we have entered and may continue to enter into purchase orders, letters of intent and memorandums of understanding or similar agreements that are not binding on our customer and may also be subject to modification and cancellation provisions. Any of these adverse actions related to these agreements, purchase orders, letters of intent, memorandums of understanding or any future customer contracts could harm our business, prospects, financial condition and operating results.
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
We have entered into MOUs with certain key manufacturers, suppliers and development partners to form strategic alliances with such third-parties, and may in the future enter into additional strategic alliances or joint ventures or minority equity investments, in each case with various third-parties for the manufacture of our products. There is no guarantee that any of our MOUs will lead to any binding agreements or lasting or successful business relationships with such key suppliers and development partners. If these strategic alliances are established, they may subject us to several risks, including risks associated with sharing proprietary information, non-performance by the third-party and increased expenses in establishing new strategic alliances, any of which may materially and adversely affect our business. We may have limited ability to monitor or control the actions of these third-parties and, to the extent that any of these strategic third-parties suffer negative publicity or harm to their reputation from events relating to our business, we may suffer negative publicity or harm to our reputation by virtue of our association with any such third-party.
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
Delays in deployment of sufficient charging solutions for our vehicles has resulted in the delay of the delivery of vehicles to customers.
Delays in deployment of sufficient charging solutions for our vehicles has resulted in the delay of the delivery of vehicles to customers. Demand for our vehicles and the customer’s willingness to take delivery depends in large part on the availability of charging infrastructure. Most vehicles in our targeted segments operate on last-mile routes that generally return to base hubs on a daily basis, and fleet operators may choose to purchase fewer Xos vehicles, or none at all, if they are unable to install sufficient dedicated charging infrastructure. We have experienced customers delaying or declining delivery of vehicles due to a lack of charging infrastructure. Our charging solutions now being offered, including the Hub may not be sufficient to meet customer needs. Our efforts to install, configure and implement dedicated charging solutions have been affected by numerous factors, such as;
•the cost, availability, standardization and quality of commercial electric vehicle charging systems;
•the availability of government incentives and our ability to navigate legal requirements, such as permits, associated with installing electric vehicle charging systems;
•our ability to hire skilled employees, or train new employees or engage contractors, that are qualified to install and/or service electric vehicle charging systems; and
•electric grid capacity and reliability.
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
Our business and prospects depend significantly on our ability to build our brands. We may not successfully establish, maintain and strengthen the Xos brand or any other brands, and our brand and reputation could be harmed by negative publicity regarding Xos or our products.
Our business and prospects are heavily dependent on our ability to develop, maintain and strengthen our brands. If we do not establish, maintain and strengthen our brands, we may lose the opportunity to build a critical mass of customers, and our business, prospects, financial condition and operating results may be materially and adversely affected.

Promoting and positioning our brands will likely depend significantly on our ability to provide high-quality products and engage with our existing and potential customers as intended, and we have limited experience in these areas. In addition, our ability to develop, maintain and strengthen the Xos brand or any other brands will depend heavily on the success of our customer development and branding efforts. Our target customers may be reluctant to acquire products from a new and unproven company such as Xos. In addition, our novel technology and design may not align with target customer preferences. If we do not develop and maintain strong brands, our business, prospects, financial condition and operating results will be materially and adversely impacted.
In addition, if negative incidents relating to our products occur or are perceived to have occurred, whether or not such incidents are our fault, we could be subject to adverse publicity. In particular, given the popularity of social media, any negative publicity, whether true or not, could quickly proliferate and harm consumer perceptions and confidence in our brands. Furthermore, there is the risk of potential adverse publicity related to our manufacturing or other partners whether or not such publicity is related to their collaboration with us. Our ability to successfully position our brands could also be adversely affected by perceptions about the quality of our competitors’ products.
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
•expanding our product offering across products, as well as services such as energy services;
•controlling expenses and investments in anticipation of expanded operations;
•establishing or expanding design, research and development, manufacturing, sales and service facilities;
•implementing and enhancing administrative infrastructure, systems and processes; and
•expanding into new markets.
As of December 31, 2025, we had 101 employees (including 99 full-time employees) and 34 contractors. We intend to strategically hire personnel across a variety of functions as business needs arise. However, we may have difficulties hiring qualified personnel at times, such as during challenging labor markets. Because our vehicles and powertrains are based on a different technology platform than traditional internal combustion engines, individuals with sufficient training and experience in alternative fuel technologies may not be available to hire, and as a result, we may need to expend significant time and expense training newly hired employees. Competition for individuals with experience designing, manufacturing and servicing vehicles and powertrains and their software is intense, and we may not be able to attract, integrate, train, motivate or retain sufficient highly qualified personnel. The failure to attract, integrate, train, motivate and retain these additional employees could seriously harm our business, prospects, financial condition and operating results.
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
Our customers will also depend on our customer support team to resolve technical and operational issues relating to the integrated software underlying our products. As we continue to grow, additional pressure may be placed on our customer support team or partners, and we may be unable to respond quickly enough to accommodate short-term increases in customer demand for technical support. We also may be unable to modify the future scope and delivery of our technical support to compete with changes in the technical support provided by our competitors. Increased customer demand for support, without corresponding revenue, could increase costs and negatively affect our operating results. If we are unable to establish a reputation for providing high-quality support or otherwise successfully address the service requirements of our customers, our brand may be harmed and we may be subject to claims from our customers, including loss of revenue or damages, and our business, prospects, financial condition and operating results may be materially and adversely affected.
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

The charges and expenditures incurred in connection with these cost-cutting measures, and timing thereof, are subject to a number of assumptions, including local law requirements in various jurisdictions, and our actual costs may be greater than we expect in connection with these activities. The cost-cutting measures may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, employee attrition beyond our intended reductions in force, and a reduction in morale among our remaining employees, all of which may have a material adverse effect on our business, results of operations or financial condition. Furthermore, these cost-cutting measures could place substantial demands on our management and remaining employees, which could lead to the diversion of attention from other business priorities. In addition, while we eliminated certain positions in connection with the reduction in force, certain functions necessary to our operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees or to external service providers, which could result in disruptions to our operations. We may also discover that the workforce reductions will make it difficult for us to pursue new opportunities and initiatives and require us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses. To compensate for reductions in salary for affected employees, we may incur additional unanticipated stock-based compensation expense and related dilution.

We are an early-stage company with a history of losses and may incur significant expenses and continuing losses for the foreseeable future.
We incurred an operating loss of $33.1 million for the year ended December 31, 2025. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin wide-scale deliveries of our products and realize increased adoption of our service offerings.
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
Our ability to generate or maintain positive cash flow is uncertain.
For the first time, we had positive cash flow from operating activities of $5.4 million for a full fiscal year for the year ended December 31, 2025. We expect our business will at times require significant amounts of working capital to support our planned future growth and expansion of products. An inability to generate and maintain positive cash flow for the near term may adversely affect our ability to raise needed capital for our business on reasonable terms or at all, diminish supplier or customer willingness to enter into transactions with us, and/or have other adverse effects that may decrease our long-term viability. There can be no assurance that we will achieve or maintain positive cash flow in the near future or at all.
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
Our ability to obtain the necessary financing to carry out our business plan is subject to a number of factors, including general market conditions and investor acceptance of our business model, as well as restrictions arising from our existing debt securities (see “—Risks Related to our Indebtedness—We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position, and our business would be adversely affected if we are unable to service our debt obligations and are subject to default”). In addition, our ability to access funds potentially available in the ATM Offering is limited in the dollar amount we can raise in any 12-month period, and in that we are unable to sell shares in the ATM Offering at any time that we are in possession of material non-public information. These factors, as well as the market for our Common Stock, may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. If we are unable to raise sufficient capital, we may have to significantly reduce our spending, delay or cancel our planned activities or substantially change our corporate structure. We may not be able to obtain any funding, and we may not have sufficient resources to conduct our business as projected, both of which could mean that we would be forced to curtail or discontinue our operations.

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
Any reduction, elimination or discriminatory application of government subsidies and economic incentives due to policy changes, the reduced push for such subsidies and incentives due to the perceived success of the electric vehicle industry or other reasons may increase the net cost to consumers of electric vehicles and related products and result in diminished demand for, and competitiveness of, alternative fuel and electric vehicles (including our products). Our business model currently relies, in part, on the availability of federal tax credits used by our customers to offset the incremental cost of purchasing electric vehicles. While certain tax credits and other incentives for alternative energy production, alternative fuel vehicles and electric vehicles have been available in the past, there is no guarantee these programs will be available in the future. Support for, and opposition to, such subsidies and incentives are subject to political forces and fiscal changes. For example, the current U.S. presidential administration has issued a policy statement aimed at eliminating the “electric vehicle mandate,” which targets state emissions waivers and governmental subsidies. For example, the One Beautiful Bill Act signed on July 4, 2025 made certain credits provided by the Inflation Reduction Act of 2022, which were applicable to our products, no longer available for vehicles not acquired or placed in service on or before September 30, 2025. Additional legislation and/or executive orders may be enacted or issued to implement this stated policy. Any reduction, elimination or selective application of tax and other governmental programs and economic incentives because of policy changes, the reduced need for such programs due to the perceived success of the electric vehicle, fiscal tightening or other reasons may result in the diminished competitiveness of the electric vehicle industry generally or our electric vehicles in particular, which would adversely affect our business, prospects, financial condition and results of operations. If current government subsidies and economic incentives, such as credits under the Inflation Reduction Act, are not available in the future, the affordability and attractiveness of our products and our business, prospects, financial position and results of operations could be materially and adversely affected.
Our ability to use net operating loss carryforwards and other tax attributes may be limited in connection with the Business Combination or other ownership changes.
We have incurred losses during our history and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. As of December 31, 2025, we had federal and state income tax net operating loss carryforwards of $598.0 million. This consists of approximately $284.8 million of federal net operating loss carryovers, and approximately $313.2 million of state net operating loss carryovers. The federal net operating loss carryovers have an indefinite carryforward period, and the state net operating loss carryovers begin to expire in 2036.
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
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, we identified material weaknesses in internal controls related to the ineffective operation of controls related to inventory management, revenue recognition, and information technology (“IT”) general controls. As of December 31, 2025, we completed remediation efforts to address the material weaknesses related to inventory management and IT general controls. During the financial reporting close process for the year ended December 31, 2025, we continue to identify material weaknesses in the design and operation of our internal controls over revenue recognition. We also identified additional material weaknesses related to the timeliness of recording supplier and vendor accruals, including instances in which accruals were not properly recorded due to deficiencies in the identification and evaluation of vendor contract terminations. We believe these material weaknesses resulted from limited resources within our accounting and operations functions, which restricted our ability to timely identify, evaluate, and address technical accounting and disclosure matters affecting the consolidated financial statements. Management has determined that these deficiencies are related to insufficient internal resources in technical accounting and financial reporting impacting our internal control over financial reporting for the year ended December 31, 2025.

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

Based on the results of our evaluation and the material weaknesses described above, management concluded that our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP as of December 31, 2025.
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weaknesses. These remediation measures may be time consuming and costly and there is no assurance that these measures will ultimately have the intended effects.
In order to remediate the material weaknesses in internal control over financial reporting related to the ineffective design and operating effectiveness of controls over revenue recognition, the timeliness of recording supplier and vendor accruals, and the timely identification and assessment of vendor contract terminations, management is implementing enhancements to our financial reporting control framework. These remediation efforts are intended to strengthen both disclosure controls and procedures and internal control over financial reporting by further documenting and implementing control activities to address the identified risks of material misstatement, as well as enhancing monitoring activities over such controls. These material weaknesses will not be considered remediated until the applicable remediated control operates for a sufficient period of time and management has concluded, through testing, that this enhanced control is operating effectively, if ever. Furthermore, we cannot ensure that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate in a timely manner or at all the control deficiencies that led to our material weaknesses in our internal controls over financial reporting or that they will prevent or avoid potential future material weaknesses due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future these controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.
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
As of December 31, 2025, we had total indebtedness of approximately $20.6 million, consisting of the Convertible Note (including accrued interest), equipment notes, finance lease liabilities and insurance financing notes. Our substantial indebtedness may:
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
Our ability to make payments of principal on our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. If the assumptions underlying our cash flow guidance are incorrect, our business may not continue to generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures.
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
The conversion of some or all of the Convertible Note may dilute the ownership interests of our stockholders. If we elect to settle our conversion obligation with respect to the Convertible Note in shares of our Common Stock or a combination of cash and shares of our Common Stock, any sales in the public market of our Common Stock issuable upon such conversion could adversely affect prevailing market prices of our Common Stock. The holder of the Convertible Note also has rights to convert the principle under the note into shares of Common Stock, subject to certain limitations and the terms of the Convertible Note, and any such conversion, or the perception that any such settlement or conversion is likely or economically attractive, could have adverse effects on the prevailing market prices of our Common Stock. For example, if the market price of our Common Stock approaches the conversion price of the Convertible Note, a conversion becomes more likely and ultimately may become economically attractive if the market price exceeds the conversion price. In addition, the existence of the Convertible Note may encourage short selling by market participants because the conversion of the Convertible Note could be used to satisfy short positions, or anticipated conversion of the Convertible Note into shares of our Common Stock could depress the price of our Common Stock.
Risks Related to our Acquisition of ElectraMeccanica
We may be unable to realize the opportunities expected from the acquisition of ElectraMeccanica, which could adversely affect our business, financial condition and results of operations.
Although we expect that the acquisition of ElectraMeccanica will ultimately create growth, operational enhancement, expansion and other opportunities for us, the identification and scope of these opportunities is based on various assumptions, which may or may not prove to be accurate. These opportunities may not arise as expected, or we may not be able to realize the anticipated benefits from these opportunities, from the sources or in the amount, manner or time frame expected, or at all. In addition, we may incur additional or unexpected costs in order to pursue and/or realize these opportunities. Failure to realize these opportunities could significantly reduce the expected benefits associated with the acquisition of ElectraMeccanica.
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
We are subject to stringent and evolving U.S. and foreign laws, regulations and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations and actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue and profits; loss of customers and sales; and other adverse business consequences.
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

Although none of our employees are currently represented by a labor union, it is common throughout the automobile industry generally for many employees at automobile companies to belong to a union, which can result in higher employee costs and increased risk of work stoppages. We may also directly and indirectly depend upon other companies with unionized workforces, such as our manufacturing partners, parts suppliers and trucking and freight companies, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition or operating results.
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
We are required to comply with Section 404 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. If we become an “accelerated filer” or a “large accelerated filer,” then an attestation of the independent registered public accounting firm will also be required. The rules governing the standards that must be met for management to assess internal control over financial reporting are complex and require significant documentation, testing and possible remediation.
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
Historically, the price of our Common Stock and Warrants has been volatile. During the year ended December 31, 2025, our stock traded as high as $9.15 per share and as low as $1.79 per share, and the price of our Warrants has ranged from $0.0351 to $0.0034. The price of our Common Stock, as well as the Warrants, may fluctuate due to a variety of factors, including:

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
•the volume of shares of our Common Stock available for public sale; and
•general economic and political conditions, such as the effects of health crises, recessions, inflation, interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability and acts of war or military conflict, including repercussions of the military conflict between Russia and Ukraine and in the Middle East, including Iran, and tensions with China, or terrorism.
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
The exercise price for our Warrants is $345.00 per share of our Common Stock, and they expire August 20, 2026. There is no guarantee that the Warrants will be in the money prior to their expiration, and as such, the Warrants may expire worthless.
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
We account for the Warrants as derivative warrant liabilities. At each reporting period, (1) the accounting treatment of the Warrants will be re-evaluated for proper accounting treatment as a liability or equity, and (2) the fair value of the liability of the Public Warrants and Private Placement Warrants will be remeasured and the change in the fair value of the liability will be recorded in our statement of operations and loss. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.
We may issue a substantial number of additional shares of our Common Stock or Preferred Stock, including under our equity incentive plan. Any such issuances would dilute the interest of our stockholders and likely present other risks.
On March 26, 2024, we completed the previously announced acquisition of ElectraMeccanica. Subject to the terms and conditions set forth in the Arrangement Agreement and the Plan of Arrangement, on March 26, 2024, each ElectraMeccanica Share outstanding immediately prior to the effective time of the Arrangement was converted automatically into the right to receive 0.0143739 of a share of Common Stock, for total consideration of 1,766,388 shares of Common Stock.
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
As of March 26, 2026, our executive officers and directors and their respective affiliates as a group beneficially owned approximately 17.7% of the outstanding shares of Common Stock. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our Certificate of Incorporation (as amended, the “Certificate of Incorporation”) and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of us or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.
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
Risks Factors Related to the ATM Offering
Issuances or sales of our common stock in the ATM Offering may be dilutive or cause the market price of our shares to fall.
The issuance or sale of substantial amounts of our common stock, the perception that such issuances or sales of our common stock could occur or the availability for future issuance or sale of our common stock could have a dilutive effect on our actual and expected earnings per share or could have the effect of depressing the market price of our common stock. The actual amount of dilution or decline in market price cannot be determined at this time and would be dependent upon numerous factors which are not currently known to us. Because the sales of the shares offered through our offering of shares of our Common Stock pursuant to a sales agreement (“Sales Agreement”) with Roth Capital Partners, LLC, registered on Form S-3 (the “ATM Offering”) will be made directly into the market or in negotiated transactions, the prices at which we sell these shares will vary and these variations may be significant. Purchasers of the shares we sell, as well as our existing stockholders, will experience significant dilution if we sell shares at prices significantly below the price at which they are invested. In addition, to the extent we need to raise additional capital in the future and we issue additional shares of common stock or securities convertible or exchangeable for our common stock, our then existing stockholders may experience dilution and the new securities may have rights senior to those of our common stock offered in this offering.
Future sales or issuances of our common stock in the public markets, or the perception of such sales, could depress the trading price of our common stock.
The sale of a substantial number of shares of our common stock or other equity-related securities in the public markets, or the perception that such sales could occur, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. We may sell large quantities of our common stock at any time pursuant to the ATM Offering, or in one or more separate offerings. We cannot predict the effect that future sales of common stock or other equity-related securities would have on the market price of our common stock.

The actual number of shares we will issue in the ATM Offering, at any one time or in total, is uncertain.
Subject to certain limitations in the Sales Agreement, and compliance with applicable law, including the limitations in Instruction I.B.6 of Form S-3 that we sell no more than one-third of our public float held by non-affiliates in any 12-month period, we have the discretion to deliver a placement notice to Roth Capital Partners at any time throughout the term of the Sales Agreement. The number of shares that are sold by or to Roth Capital Partners under the Sales Agreement will fluctuate based on the market price of the shares of common stock during the sales period and limits we set with Roth Capital Partners. Because the price per share of each share sold will fluctuate based on the market price of our common stock during the sales period, it is not possible at this stage to predict the number of shares that will be ultimately issued.

General Risk Factors
Catastrophic events may disrupt our business.
Geopolitical events, hostilities and social unrest, war, military conflict, including repercussions of the military conflict between Russia and Ukraine and in the Middle East, conflicts with Iran, and tensions with China, terrorism, political instability, acts of public violence, boycotts, health crises and pandemics or other occurrences that lead to avoidance of public places or cause people to stay at home could harm our business. Additionally, labor discord or disruption, natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could harm our business. In the event of a major earthquake, hurricane or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, breaches of data security, and loss of critical data, all of which would harm our business, results of operations, and financial condition. In addition, the insurance we maintain would likely not be adequate to cover our losses resulting from disasters or other business interruptions.
We have been and may continue to be impacted by macroeconomic conditions, rising inflation rates, uncertain credit and global financial market, including potential bank failures, supply chain disruption and geopolitical events, such as the wars between Russia and Ukraine and in the Middle East, conflicts with Iran, and tensions with China.
In recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. Economic uncertainty and associated macroeconomic conditions, including high volatility and uncertainty in the capital markets including as a result of inflation and interest rate spikes and potential future disruptions in access to bank deposits or lending commitments due to bank failures, supply chain disruption and geopolitical events, such as the war between Russia and Ukraine and in the Middle East, conflicts with Iran, and tensions with China, make it difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our products and services. Furthermore, during uncertain economic times our customers may face issues gaining timely access to sufficient funding, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for expected credit losses and our results could be negatively impacted. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. In addition, there is a risk that our current or future suppliers, service providers, manufacturers or other partners may not survive such difficult economic times, which would directly affect our ability to attain our operating goals on schedule and on budget.
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
Given the global nature of our supply chain and customer base, global political, economic, and other conditions, including geopolitical risks such as the current conflicts between Russia and Ukraine and in Israel and with Iran, tensions with China and related sanctions, may adversely affect our business and results of operations in ways we cannot foresee at the outset or at this point. War and economic dislocations may spur recessions, economic downturns, slowing economic growth and social and political instability; commodity shortages, supply chain risks and price increases; instability in U.S. and global capital and credit markets which could impact us, our suppliers and customers; and currency exchange rate fluctuations among other impacts that adversely affect our business or results of operations. In particular, we are subject to currency exchange risks for vehicles sold in Canada, including during the period between vehicle delivery and receipt of reimbursement from federal or provincial incentive programs, which can take several months to process.
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
The ultimate impact of a public health crisis on our business, operations or the global economy as a whole may depend on factors that are highly uncertain and that are difficult to predict, including, but not limited to, the duration and spread of the health crisis, its severity, the actions to contain the crisis or treat its impact and how quickly and to what extent normal economic and operating activities can resume. However, the effects could have a material impact on our results of operations.
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

•provide that vacancies on our board of directors may be filled only by the affirmative vote of a majority of directors then in office, even if less than a quorum; and

•require the approval of our board of directors or the holders of at least 66 2/3% of the voting power of all of the then-outstanding shares of capital stock to amend our bylaws and certain provisions of our certificate of incorporation.

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

Governance

One of the key functions of our Board is the informed oversight of our risk management process, including risks from cybersecurity threats. Our Board is responsible for monitoring and assessing strategic risk exposure, and our management is responsible for the day-to-day management of the material risks we face. Our Board administers its cybersecurity risk oversight function directly as a whole, as well as through the Audit Committee.

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

On August 21, 2025, the Company entered into an agreement with the lessor of the Company’s manufacturing facility in Mesa, Arizona, leased by the Company’s indirect wholly owned subsidiary, EMV Automotive USA Inc., to terminate the lease on the facility. As a result of the termination, the Company is no longer obligated to pay rent on the Mesa Lease and the Company will make 18 monthly payments of approximately $2.8 million in the aggregate to complete the termination. See Note 2 — Summary of Significant Accounting Policies of this Report.

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

Holders of Common Stock and Warrants

As of March 26, 2026, there were 56 holders of record of our Common Stock and 18,833,298 Public Warrants outstanding held by 2 holders of record. Each Public Warrant entitles the registered holder to purchase one thirtieth of one share of our Common Stock at a price of $345 per whole share, subject to certain adjustments. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the year ended December 31, 2025 other than as reported in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 and our Current Report on Form 8-K dated August 21, 2025, which were filed with the SEC.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Except to the extent withholding shares of Common Stock upon vesting of RSUs may be deemed a purchase, the Company did not purchase any shares of its Equity Securities during the year ended December 31, 2025.

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

Overview

We are a leading energy storage and fleet electrification solutions provider committed to the decarbonization of commercial transportation. We offer, through Xos Energy Solutions™, mobile charging and energy storage products, such as the Xos Hub™, and have from time to time offered services to support electric vehicle fleets, including fixed charging infrastructure products. We design and manufacture Classes 5 and 6 battery-electric commercial vehicles that travel on last-mile, back-to-base routes of up to 200 miles per day. We developed our proprietary, purpose-built vehicle chassis platform and high-voltage architecture with a focus on the medium-duty commercial vehicle segment and, in particular, last-mile commercial fleet operations.

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

Through our Powered by Xos™ business, we also provide mixed-use powertrain solutions for off-highway, industrial and other specialty vehicles, such as forklifts, school buses, medical and dental clinics, blood donation vehicles, and mobile command vehicles. Our powertrain offerings encompass a broad range of solutions, including high-voltage batteries, power distribution and management componentry, battery management systems, system controls, inverters, electric traction motors and auxiliary drive systems.

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

In the first quarter of 2026, we entered into an agreement to serve as a dealer for Windrose Technology, Inc.’s electric long-haul truck products (the “Windrose Dealer Agreement”). We believe this relationship will enable us to address customer and prospect demand for heavy-duty long-range electric trucks that our own manufactured vehicles do not meet. The Windrose Dealer Agreement does not include any minimum volume requirements, and we cannot estimate what volumes or revenues we might achieve from this arrangement, if any.
During the year ended December 31, 2025, we delivered 259 vehicles (including leases) and 69 powertrains and Hubs. During the year ended December 31, 2024, we delivered 244 vehicles (including leases) and 53 powertrains and Hubs.

For the year ended December 31, 2025, we generated $35.8 million in revenue (or 78% of revenue) from vehicle sales, $7.2 million (or 15% of revenue) in powertrain and hubs sales, $0.4 million (or 1% of revenue) in sales-type lease revenue, $1.7 million (or 4% of revenue) in other product revenue, and $0.9 million (or 2% of revenue) from ancillary revenue. For the year ended December 31, 2024, we generated $42.8 million in revenue (or 76% of revenue) from vehicle sales, $8.7 million (or 16% of revenue) in powertrain and hubs sales, $0.7 million (or 1% of revenue) in sales-type lease revenue, $1.8 million (or 3% of revenue) from other product revenue, and $1.9 million (or 3% of revenue) from ancillary revenue.

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

Xos is an early-stage company, and as such has incurred net losses and cash outflows since its inception. As an early-stage company, the Company's ability to access capital is critical. However, there can be no assurance such capital will be available to the Company when needed, on favorable terms or at all. If we are unable to collect on our outstanding accounts receivable, obtain a sufficient level of new capital in the near-term and/or obtain replacement financing for or extend the maturity of existing debt, we could be required to dissolve and liquidate our assets under bankruptcy laws or otherwise.

As an early-stage company, we have incurred net losses and cash outflows since our inception. We will continue to incur net losses and cash outflows in accordance with our operating plan as we continue to scale our operations to meet anticipated demand and seek to establish our product and service offerings. As a result, our ability to access capital is critical and until we can generate sufficient revenue to cover our operating expenses, working capital and capital expenditures, we will need to raise additional capital in order to fund and scale our operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our commercialization, research and development programs and/or other efforts and our ability to continue our operations would be negatively impacted. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all. In addition, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements and/or seek protection under Chapters 7 or 11 of the United States Bankruptcy Code. This could potentially cause us to cease operations and result in a complete or partial loss of your investment in our Common Stock.

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

Beginning in the fourth quarter of 2024, management implemented plans to improve Xos’s liquidity and working capital requirements. including reducing operating costs in order to conserve financial resources. In the fourth quarter of 2024, Xos took the following measures:

•We completed a reduction in force (the “RIF”) pursuant to which we terminated approximately 26% of our total workforce. The RIF may have had, and may continue to have, unintended and/or unknown adverse effects on our operations and results. See “Our recent cost-cutting measures may not adequately reduce our operating costs or improve our operating margins, may lead to additional workforce attrition and may cause operational disruptions” in Part I Item 1A Risk Factors of this Report.

•Certain of our senior executives have accepted temporary reductions in their annual base salaries, including our Chief Executive Officer and Chief Operating Officer, reducing their cash salaries by between approximately 20% and approximately 50%, respectively effective October 28, 2024.
On August 8, 2025, the Company and Aljomaih amended the Convertible Note primarily (i) to provide for payment of Interest Shares with respect to all interest accrued through the initial maturity date, and (ii) to change the scheduled repayment of principal from all at once on August 11, 2025, to spread over ten quarterly installments beginning November 11, 2025 and ending February 11, 2028. See Note 10 — Convertible Notes of this Report. Management plans to continue to seek opportunities to reduce costs and, in particular, cash expenditures, in a manner intended to minimize their adverse impact on our core operations. However, there can be no assurance that the measures described above, or any other cost-cutting measures we may implement in the future, will be sufficient to address our immediate or longer-term liquidity and working capital needs.
On August 21, 2025, the Company entered into an agreement with the lessor of the Company’s manufacturing facility in Mesa, Arizona, leased by the Company’s indirect wholly owned subsidiary, EMV Automotive USA Inc., to terminate the lease on the facility. As a result of the termination, the Company is no longer obligated to pay rent on the Mesa Lease and the Company will make 18 monthly payments of approximately $2.8 million in the aggregate to complete the termination. See Note 2 — Summary of Significant Accounting Policies of this Report.

Key Factors Affecting Operating Results

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed in this Report.

Successful Commercialization of our Products and Services

We expect to derive future revenue from sales of our vehicles, energy-storage systems and other product and service offerings. As many of these products are in development, we will require substantial additional capital to continue developing our products and services and bring them to full commercialization as well as fund our operations for the foreseeable future. Until we can generate sufficient revenue from product sales, we expect to finance a substantial portion of our operations through commercialization and production and any future capital raising efforts. The amount and timing of our future funding requirements, if any, will depend on many factors, including the pace and results of our commercialization efforts.

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
Fluctuating tariff regimes—particularly those targeting imports of power electronics, battery components, and structural materials—have introduced significant volatility in our cost structure and procurement planning. The uncertainty around tariff implementation timelines and scope has necessitated frequent adjustments to sourcing strategies, supplier selection, and contract terms.

To mitigate these impacts, we have undertaken the following measures:

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
Currently, we conduct business through one operating segment. We are an early-stage company with minimal commercial operations and our activities to date have been conducted primarily within North America. For more information about our basis of operations, refer to Note 1 — Description of Business in the accompanying notes to the consolidated financial statements.

Components of Results of Operations

Revenue
To date, we have primarily generated revenue from the sale of electric stepvans, stripped chassis vehicles and battery systems. Our stripped chassis is our vehicle offering that consists of our X-Platform electric vehicle base and battery systems, which customers can upfit with their preferred vehicle body. As we continue to expand our commercialization, we expect our revenue to come from these products and other vehicle offerings including chassis cabs, which will feature our chassis and powertrain with the inclusion of a proprietary designed cab, and tractors, a shortened version of the chassis cab designed to haul trailers (also known as “day cabs”), that travel in last-mile use cases. Through Xos Energy Solutions™, we have provided charging infrastructure, including our Xos Hub, as well as certain energy services. In addition, we offer Xosphere™, our fleet management platform.
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

Cost of Goods Sold
Cost of goods sold includes materials and other direct costs related to production of our vehicles, including components and parts, batteries, direct labor costs and manufacturing overhead, among others. Cost of goods sold also includes material and other direct costs related to the production and assembly of Hubs, powertrains and battery packs as well as materials and other costs incurred related to charging infrastructure installation. Materials include inventory purchased from suppliers, as well as assembly components that are assembled by company personnel, including allocation of stock-based compensation expense. Direct labor costs relate to the wages of those individuals responsible for the assembly of vehicles, powertrain units, Hubs and batteries delivered to customers. Cost of goods sold also includes depreciation expense on property and equipment related to cost of goods sold activities, calculated over the estimated useful life of the property and equipment on a straight-line basis. Upon property and equipment retirement or disposal, the cost of the asset disposed, and the related accumulated depreciation from the accounts and any gain or loss is reflected in the consolidated statements of operations, allocated to cost of goods sold.
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

General and Administrative Expense
General and administrative (“G&A”) expense consists of personnel-related expenses, outside professional services, including legal, audit and accounting services, as well as expenses for facilities, non-sales related travel, and general office supplies and expenses. Personnel-related expenses consist of salaries, benefits, allocations of stock-based compensation, and associated payroll taxes. Overhead items including rent, insurance, utilities, and other items are included in G&A expense. G&A expense also includes depreciation expense on property and equipment related to G&A activities, calculated over the estimated useful life of the property and equipment on a straight-line basis. Upon property and equipment retirement or disposal, the cost of the asset disposed, and the related accumulated depreciation from the accounts and any gain or loss is reflected in the consolidated statements of operations, allocated to G&A.

Research and Development Expense
Research and development (“R&D”) expense consists primarily of costs incurred for the design and development of our vehicles and energy-storage systems, including the Hub, which include:
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

Sales and Marketing Expense
Sales and marketing (“S&M”) expense consists primarily of expenses related to our marketing of products and brand initiatives, which includes:
•payroll expense for employees primarily engaged in S&M activities, including allocation of stock-based compensation expense; and
•web design, marketing and promotional items, and consultants who assist in the marketing of our products, services and brand.

Other Expense, Net
Other expense, net primarily includes interest expense for our equipment leases and interest expense related to our financing obligations, including the amortization for debt discount and issuance costs, offset by gains from the termination of equipment leases and income from the sublease of our Los Angeles, California, office space.
Gain on Operating Lease Termination
Gain on operating lease termination consists of gains from the termination of the Mesa Lease. See Note 2 — Summary of Significant Accounting Policies in the accompanying consolidated financial statements for more information.

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

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table sets forth our historical operating results for the periods indicated (dollars in thousands):

	Years Ended December 31,
	2025	2024	$ Change	% Change
Revenues	$45,992	$55,961	$(9,969)	(18)%
Cost of goods sold	43,268	51,996	(8,728)	(17)%
Gross profit	2,724	3,965	(1,241)	(31)%
Operating expenses
General and administrative	24,797	35,083	(10,286)	(29)%
Research and development	8,000	10,627	(2,627)	(25)%
Sales and marketing	3,010	4,129	(1,119)	(27)%
Total operating expenses	35,807	49,839	(14,032)	(28)%
Loss from operations	(33,083)	(45,874)	12,791	(28)%
Gain on operating lease termination	9,875	—	9,875	N/A
Other expense, net	(2,137)	(4,561)	2,424	(53)%
Change in fair value of derivative instruments	48	274	(226)	(82)%
Change in fair value of earn-out shares liability	—	39	(39)	(100)%
Loss before provision for income taxes	(25,297)	(50,122)	24,825	(50)%
Provision for income taxes	23	37	(14)	(38)%
Net loss	$(25,320)	$(50,159)	$24,839	(50)%

Revenues

Our total revenue decreased by $10.0 million, or 18%, from $56.0 million in the year ended December 31, 2024 to $46.0 million in the year ended December 31, 2025. The decrease in revenues for the year ended December 31, 2025, was driven by an overall decrease in average selling price from product mix, including a greater proportion of strip chassis and powertrain units as opposed to complete stepvans sold during the year ended December 31, 2025 compared to the year ended December 31, 2024. During the year ended December 31, 2025, we delivered 259 stepvans (including leases), 69 powertrains & Hubs, compared to 244 stepvans (including leases), 53 powertrains & Hubs, including leases, in the year ended December 31, 2024.

The total decrease in revenue was partially offset by an increase in revenue related to non-recurring powertrain engineering services of $0.6 million in the year ended December 31, 2025.

Revenue for the years ended December 31, 2025 and 2024 consisted of the following (dollars in thousands):

	Years Ended December 31,
	2025	2024	$ Change	% Change
Product and service revenue
Stepvans & vehicle incentives(1)	$35,832	$42,808	$(6,976)	(16%)
Powertrains & hubs(1)	7,170	8,740	(1,570)	(18%)
Sales-type lease revenue	398	708	(310)	(44)%
Other product revenue(2)	1,700	1,778	(78)	(4)%
Total product and service revenue	45,100	54,034	(8,934)	(17%)
Ancillary revenue	892	1,927	(1,035)	(54%)
Total revenues	$45,992	$55,961	$(9,969)	(18%)
____________
(1) Amounts are net of returns and allowances. Stepvans & vehicle incentives and powertrains & hubs include revenue generated from operating leases.
(2) Other product revenue for the year ended December 31, 2025 includes revenue related to non-recurring powertrain engineering services of $0.6 million. The remaining performance obligations for non-recurring engineering services total $0.2 million as of December 31, 2025.

Cost of Goods Sold

Cost of goods sold decreased by $8.7 million, or 17%, from $52.0 million in year ended December 31, 2024 to $43.3 million in the year ended December 31, 2025. The decrease in cost of goods sold is attributable to decreases of (i) $5.5 million in direct materials, (ii) $4.2 million in inventory reserves and associated write-downs of inventory to its net realizable value, (iii) $2.1 million in favorable physical inventory count and other adjustments, (iv) $0.6 million in direct labor, (v) $0.6 million related to overhead, and (vi) $0.5 million in freight out. These decreases were offset by increases of (i) $1.8 million related to additional reserves for freight related to a shift in product strategy, (ii) $1.3 million related to warranty reserves, (iii) $1.2 million in identifiable tariff charges, and (vi) $0.5 million due to recognition of return reserves for the year ended December 31, 2025.

The decrease in direct materials was driven by the shift in product mix to selling strip chassis rather than complete stepvans. The decrease in inventory reserves was driven by a decrease in reserves for excess and obsolete inventory and older generation stepvans being written down to net realizable value last year. The decrease in unfavorable adjustments is due to a lower amount of write offs as a result of the annual physical inventory count compared to the previous year. The decrease in direct labor encompasses both employee and subcontractor labor cost and is also due to the change in product mix to less labor intensive units such as powertrains. The decrease in overhead costs is primarily attributable to production of units in more efficient allocations of manufacturing facility space. The decrease in freight out is due to a decrease in average shipping cost per unit as the strip chassis units are shipped to a body outfitter closer to our manufacturing facility rather than the end customer. The increase in additional reserves for freight is due to a shift in the commercialization strategy of the Company, leading to an evaluation of the freight related to inventory without future use. The increase in warranty reserve is due to an additional accrual based on historical claim rates and an additional estimate for Raven units. The increase in tariff charges is due to the tariffs implemented during 2025. The increase due to recognition of return reserves is due to units at our dealer locations being delivered to end customers.

General and Administrative

General and administrative expense decreased by $10.3 million, or 29%, from $35.1 million in the year ended December 31, 2024 to $24.8 million in the year ended December 31, 2025, attributable to decreases of (i) $5.7 million in headcount and personnel cost for legal, finance, accounting, IT and general and administrative functions, (ii) $1.2 million in professional fees, including a favorable settlement of an outstanding vendor payable for $0.8 million, (iii) $1.1 million in depreciation due to the allocation of less overhead costs, (iv) $1.0 million in bad debt expense, (v) $0.7 million in stock-based compensation expense, (vi) $0.6 million in other operating expenses, including travel, recruiting, and computer equipment, (vii) $0.6 million in facility costs connected to the termination of the Mesa lease, (viii) and $0.5 million in insurance costs driven by cost efficiencies associated with a new broker. These decreases were offset by increase of (i) $0.9 million in financed equipment lease expense with no such comparable expense for the year ended December 31, 2024 and (ii) $0.2 million in incremental expense related to the settlement of an employee’s severance arrangements.

Research and Development

Research and development expenses decreased by $2.6 million, or 25%, from $10.6 million in the year ended December 31, 2024 to $8.0 million in the year ended December 31, 2025. The change was primarily due to decreases of (i) $2.4 million in allocation of personnel costs driven by lower headcount in engineering and (ii) $0.4 million in net other costs, driven by reductions of consulting and design fees, in addition to computer and software costs. These decreases were offset by increases of (i) $0.1 million in stock-based compensation expense and (ii) $0.1 million in equipment and material purchases related to the development of new Hub variants.

Sales and Marketing

Sales and marketing expense decreased by $1.1 million, or 27%, from $4.1 million in the year ended December 31, 2024 to $3.0 million in the year ended December 31, 2025. The change was primarily due to decreases of (i) $1.2 million in allocation of personnel costs driven by lower headcount, (ii) $0.2 million related to reduction in public relations costs and tradeshows costs. These were offset by an increase of (i) $0.3 million in stock-based compensation expense.
Other Expense, Net

Other expense, net decreased by $2.5 million, or 53%, from $4.6 million in the year ended December 31, 2024 to $2.1 million in the year ended December 31, 2025. The change was attributable to decreases of (i) $4.3 million in impairment on property and equipment and assets held for sale, (ii) $0.5 million increase in sublease income, (iii) $0.2 million increase in other miscellaneous income, and (iv) $0.2 million in interest expense related to the Convertible Note during the year ended December 31, 2024. This was offset by a decrease of $2.7 million from the duty drawback receivable and EV credit sale.
Gain on Operating Lease Termination

The Company recognized $9.9 million from a gain on operating lease termination due to exiting the Mesa Lease during the year ended December 31, 2025. See Note 2 — Summary of Significant Accounting Policies.
Change in Fair Value of Derivatives
The gain on the change in fair value of derivative instruments decreased by $0.2 million, or 82% from $0.3 million in the year ended December 31, 2024 to $0.1 million in the year ended December 31, 2025. The decrease in change in fair value in both periods is primarily attributable to differences in our stock price and the resulting valuation for the applicable reporting period.
Change in Fair Value of Contingent Earn-out Shares Liability

The gain on the change in fair value of contingent earn-out shares liability decreased by $39,000, or 100% from $39,000 in the year ended December 31, 2024 to $0 in the year ended December 31, 2025. The decrease in change in fair value in both periods is primarily attributable to differences in our stock price and the resulting valuation for the applicable reporting period.
Provision for Income Taxes

The Company recorded income tax provisions of $23,000 and $37,000 during the years ended December 31, 2025 and 2024, respectively.

Liquidity and Capital Resources

General
As of December 31, 2025, our principal sources of liquidity were our cash and cash equivalents of $14.0 million, with an accumulated deficit of approximately $228.7 million. Our short-term uses of cash are for working capital and to pay the principal of our indebtedness. During the twelve months ended December 31, 2025, we incurred a net loss of approximately $25.3 million and had net cash provided by operating activities of $5.4 million.
Under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern (“ASC 205-40”), we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year of the consolidated financial statements included elsewhere in this Report. The result of our ASC 205-40 analysis, due to uncertainties discussed below, is that there is substantial doubt about our ability to continue as a going concern through the next 12 months from the date of the consolidated financial statements in this Report.
As an early stage company, we have mainly incurred net losses and cash outflows since our inception. We may continue to incur net losses and cash outflows in accordance with our operating plan as we continue to scale our operations to meet anticipated demand and seek to establish our product and service offerings. As a result, our ability to access capital is critical and until we can generate sufficient revenue to cover our operating expenses, working capital and capital expenditures, we will need to raise additional capital in order to fund and scale our operations. These conditions and events raise substantial doubt about our ability to continue as a going concern. Our financial information does not include any adjustment that may result from the outcome of this uncertainty.
In response to these conditions, we are currently evaluating different strategies to obtain the required funding for future operations. We have plans to secure and intend to employ various strategies to raise additional capital, which may include the ATM Offering (as defined below) as well as other capital raising strategies such as debt financing (which may include asset-based lending and/or receivable financing), other non-dilutive financing and/or equity financing. However, we are limited in how much money we can raise under the ATM offering. Our SEPA (as defined below) expired on February 11, 2026, and therefore is not available to us. Our ability to access other capital when needed is not assured and, if capital is not available to us when, and in the amounts needed, we could be required to delay, scale back or abandon some or all of our development programs and other operations, which could materially harm our business, prospects, financial condition and operating results.
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
ATM Offering

On August 14, 2025, we entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (the “Agent”). Pursuant to the terms of the Sales Agreement, we may offer and sell shares of our common stock having an aggregate offering amount of up to $20 million from time to time through the Agent (the “ATM Offering”). Pursuant to General Instruction I.B.6 of Form S-3, we can currently only sell up to an aggregate of $5.4 million during any 12-month period pursuant to the Sales Agreement (and any other primary offerings registered on Form S-3). Any sales of common stock pursuant to the Sales Agreement would be made in sales deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. The Agent is entitled to a commission of 3.0% of the gross proceeds from the sale of common stock sold under the Sales Agreement. During 2025, we sold an aggregate of 730,400 shares of common stock in the ATM Offering, resulting in net proceeds of approximately $2.4 million. As of December 31, 2025, we had $2.5 million of shares of Common Stock available for future issuance under the ATM Offering pursuant to our prospectus supplement with respect to the ATM Offering, and $17.2 million remaining under the terms of the Sales Agreement.

Standby Equity Purchase Agreement

On March 23, 2022, we entered into a Standby Equity Purchase Agreement with YA II PN, Ltd (“Yorkville”), which was subsequently amended on June 22, 2023 (as amended, the "SEPA"), whereby we had the right, but not the obligation, to sell to

Yorkville up to $125.0 million of our shares of Common Stock at our request any time until February 11, 2026, subject to certain conditions. As of December 31, 2025, the remaining commitment available under the SEPA was $119.4 million. However, our ability to access the remaining commitment amount was limited by various factors, including, but not limited to, the availability of an effective registration statement permitting the resale of such shares of Common Stock. The SEPA expired on February 11, 2026. We used the net proceeds received from sales of Common Stock pursuant to the SEPA for working capital and general corporate purposes. See Note 11 — Equity — Standby Equity Purchase Agreement in the accompanying consolidated financial statements for more information regarding the SEPA.

Cash Flow Data

The following table provides a summary of cash flow data for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024
Net cash provided by (used in) operating activities	$5,365	$(48,795)
Net cash provided by investing activities	61	51,176
Net cash used in financing activities	(2,382)	(3,025)
Net increase (decrease) in cash, cash equivalents and restricted cash	$3,044	$(644)

Cash Flow from Operating Activities

Our cash flow from operating activities is significantly affected by the growth of our business. Our operating cash flow is also affected by our working capital needs to support growth in inventory and fluctuations in accounts receivable, accounts payable and other current assets and liabilities.

Net cash provided by operating activities was $5.4 million for the year ended December 31, 2025, primarily consisting of a cash-basis net loss of $20.1 million from normal operations of the Company (after non-cash adjustments of $5.2 million), partially offset by favorable net working capital change of $25.5 million, primarily driven by lower accounts receivable and inventory usage, partially offset by lower accounts payable and other liabilities relating to the EMV lease termination.

Net cash used in operating activities was $48.8 million for the year ended December 31, 2024, primarily consisting of a cash-basis net loss of $26.2 million from normal operations of the Company (after non-cash adjustments of $24.0 million), together with $22.6 million in working capital movements, primarily relating to higher accounts receivable, increases in other liabilities relating to the ElectraMeccanica acquisition and inventory usage, partially offset by higher accounts payable.

Cash Flow from Investing Activities

Cash flow from investing activities primarily relates to capital expenditures activities, and cash acquired in connection with the acquisition of ElectraMeccanica (applicable to 2024).

Net cash provided by investing activities was $0.1 million for the year ended December 31, 2025, due to proceeds from the disposal of assets held for sale of $0.1 million.

Net cash provided by investing activities was $51.2 million for the year ended December 31, 2024, due to $51.4 million net cash acquired in connection with the acquisition of ElectraMeccanica and proceeds from the disposal of assets held for sale of $0.1 million, partially offset by property and equipment additions of $0.3 million.

Cash Flow from Financing Activities

Net cash used in financing activities was $2.4 million for the year ended December 31, 2025, primarily consisting of (i) equipment lease principal payments of $2.0 million, (ii) payments of principal on Convertible Notes of $1.5 million (iii) taxes paid relating to net-settlement of stock-based awards of $1.0 million, and (iv) payments of net short-term insurance financing note activity of $0.3 million. These decreases were partially offset by proceeds from issuance of common stock under the ATM Offering by the Company of $2.4 million

Net cash used in financing activities was $3.0 million for the year ended December 31, 2024, primarily consisting of (i) equipment lease principal payments of $2.3 million and (ii) taxes paid relating to net-settlement of stock-based awards of $1.0 million. These decreases were partially offset by proceeds from net short-term insurance financing note activity of $0.3 million.

Cash Conservation Measures

Beginning in the fourth quarter of 2024, management implemented plans to improve our liquidity and working capital requirements, including reducing operating costs in order to conserve financial resources. In the fourth quarter of 2024, we took the following measures:

•We completed a reduction in force (the “RIF”) pursuant to which we terminated approximately 26% of our total workforce.

•Certain of our senior executives have accepted temporary reductions in their annual base salaries of between approximately 20% and approximately 50%, effective October 28, 2024, including our Chief Executive Officer and Chief Operating Officer whose base salaries were reduced by approximately 50%.

Management plans to continue to seek opportunities to reduce costs and, in particular, cash expenditures, in a manner intended to minimize their adverse impact on our core operations. However, there can be no assurance that the measures described above, or any other cost-cutting measures we may implement in the future, will be sufficient to address our immediate or longer-term liquidity and working capital needs. Moreover, it is possible that such measures will have, or have had, unintended and/or unknown adverse effect on our operations (see Part I, Item 1A Risk Factors of this Report, under the caption “Our recent cost-cutting measures may not adequately reduce our operating costs or improve our operating margins, may lead to additional workforce attrition and may cause operational disruptions”).

Contractual Obligations and Commitments

As a result of the Mesa Lease Termination, future lease commitments have been reduced, as further discussed in Note 2 — Summary of Significant Accounting Policies. We did not have any material contractual obligations or other commitments as of December 31, 2025, other than what is disclosed in Note 15 — Commitments and Contingencies and Note 8 — Leases in this Report.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined under the applicable rules and regulations of the SEC.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) which requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenues and expenses during the reporting periods. Our most significant estimates and judgments involve inventory valuation, incremental borrowing rates for assessing operating and financing lease liabilities, product warranty liability, useful lives of property and equipment, earn-out shares liability, common stock warrant liability, valuation of stock-based compensation, including the fair value of our Common Stock, and the valuation of the convertible notes payable. We base our estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to our financial statements.

We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

While our significant accounting policies are described in the notes to our financial statements (see Note 2 – Summary of Significant Accounting Policies, Basis of Presentation and Recent Accounting Pronouncements in the accompanying financial statements), we believe that the following accounting policies require a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Revenue Recognition

We generate revenue from the sale of our commercial electric vehicles, powertrains and hubs, and goods and services related to charging infrastructure. ASC 606, Revenue from Contracts with Customers, requires us to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. We determine revenue recognition by applying the following steps:

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

For other features and services such as Xosphere™ software or over-the-air software updates that are included as part of the vehicle consideration received, an observable price is used to determine the stand-alone selling price or, when one is not available, a blended market approach and cost-plus margin approach is utilized. Revenue is provisioned upon control transfer of a vehicle and recognized over time on a straight-line basis as the Company has a stand-ready obligation to deliver such services to the customer.
For non-recurring engineering services, the Company recognizes revenue on a percentage-of-completion basis determined by the achievement of defined technical milestones and associated deliverables as the Company delivers customized engineering services and associated deliverables to the customer. Any billings in excess of revenue recognized is accrued until associated technical milestones are achieved.
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
See Note 2 – Summary of Significant Accounting Policies and Note 3 – Revenue Recognition for additional information.

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

See Note 2 – Summary of Significant Accounting Policies for additional information.

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

See Note 12 — Derivatives for additional information.
Convertible Debt

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

Duty Drawback Receivables

Duty drawback is the recovery of tariffs paid for vehicles that we acquired as a result of the consummation of the Arrangement. The Company expects to recover some of the vehicle inventory value through crushing the vehicles to recover tariffs already paid. As of December 31, 2025, the Company estimates aggregate tariff recovery of approximately $2.7 million with respect to destruction of SOLO vehicles and submission of the related claim documents. As of June 30, 2024, the Company completed the crushing of the vehicles but, as of December 31, 2025, has not yet received any tariff recovery related to the destruction of SOLO vehicles.

Recent Accounting Pronouncements

See Note 2 — Summary of Significant Accounting Policies and our consolidated financial statements included in this filing for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and our results of operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company (as defined in Item 10(f)(1) of Regulation S-K), we are not required to provide the information under this Item.

Item 8.    Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Xos, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Xos, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred a net loss of $25.3 million and generated $5.4 million of cash from operating activities for the year ended December 31, 2025, and as of that date, the Company had total working capital of $26.2 million, including $14.0 million of cash and cash equivalents, and an accumulated deficit of $228.7 million. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Los Angeles, California
March 30, 2026

Xos, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except for par value per share)

	December 31,
	2025	2024
Assets
Cash and cash equivalents	$14,040	$10,996
Accounts receivable, net	6,035	26,870
Inventories	24,961	36,567
Prepaid expenses and other current assets	4,841	7,868
Total current assets	49,877	82,301
Property and equipment, net	4,320	6,111
Operating lease right-of-use assets, net	1,534	3,193
Other non-current assets	4,632	6,728
Total assets	$60,363	$98,333

Liabilities and Stockholders’ Equity
Accounts payable	$2,473	$8,931
Convertible debt, current	6,500	19,970
Other current liabilities	14,685	17,768
Total current liabilities	23,658	46,669
Common stock warrant liability	73	121
Other non-current liabilities	1,345	17,933
Convertible debt, non-current	12,000	—
Total liabilities	37,076	64,723
Commitments and contingencies (Note 15)
Stockholders’ Equity
Common Stock $0.0001 par value, authorized 1,000,000 shares, 11,403 and 8,046 shares issued and outstanding at December 31, 2025 and 2024, respectively	1	1
Preferred Stock $0.0001 par value, authorized 10,000 shares, 0 shares issued and outstanding at December 31, 2025 and 2024	—	—
Additional paid-in capital	252,026	237,029
Accumulated deficit	(228,740)	(203,420)
Total stockholders’ equity	23,287	33,610
Total liabilities and stockholders’ equity	$60,363	$98,333

The accompanying notes are an integral part of these consolidated financial statements

Xos, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Years Ended December 31,
	2025	2024
Revenues	$45,992	$55,961
Cost of goods sold	43,268	51,996
Gross profit	2,724	3,965

Operating expenses
General and administrative	24,797	35,083
Research and development	8,000	10,627
Sales and marketing	3,010	4,129
Total operating expenses	35,807	49,839
Loss from operations	(33,083)	(45,874)

Gain on operating lease termination	9,875	—
Other expense, net	(2,137)	(4,561)
Change in fair value of derivative instruments	48	274
Change in fair value of earn-out shares liability	—	39
Loss before provision for income taxes	(25,297)	(50,122)
Provision for income taxes	23	37
Net loss	$(25,320)	$(50,159)

Net loss per share
Basic	$(2.71)	$(6.69)
Diluted	$(2.71)	$(6.69)
Weighted average shares outstanding
Basic	9,360	7,500
Diluted	9,360	7,500
The accompanying notes are an integral part of these consolidated financial statements

Xos, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
Balance at December 31, 2023	5,941	$1	$198,456	$(153,261)	$45,196
Stock options exercised	21	—	10	—	10
Stock based compensation expense	—	—	7,671	—	7,671
Issuance of common stock for vesting of restricted stock units	448	—	1	—	1
Shares withheld related to net share settlement of stock-based awards	(136)	—	(1,012)	—	(1,012)
Issuance of common stock for ElectraMeccanica acquisition	1,766	—	31,856	—	31,856
Issuance of common stock under Standby Equity Purchase Agreement	6	—	47	—	47
Net loss	—	—	—	(50,159)	(50,159)
Balance at December 31, 2024	8,046	$1	$237,029	$(203,420)	$33,610
Stock options exercised	—	$—	$—	$—	$—
Stock based compensation expense	—	—	7,407	—	7,407
Issuance of common stock for vesting of restricted stock units	1,082	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	(322)	—	(1,021)	—	(1,021)
Issuance of common stock in at-the-market offering	730	—	2,402	—	2,402
Issuance of common stock for equipment lease termination	64	—	200	—	200
Issuance of common stock for settlement of accrued interest on convertible debt	1,803	—	6,009	—	6,009
Net loss	—	—	—	(25,320)	(25,320)
Balance at December 31, 2025	11,403	$1	$252,026	$(228,740)	$23,287

The accompanying notes are an integral part of these consolidated financial statements

Xos, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2025	2024
Operating Activities:
Net loss	$(25,320)	$(50,159)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	2,183	3,343
Amortization of right-of-use assets	1,659	1,798
Amortization of debt discounts and issuance costs	30	50
Amortization of insurance premiums	2,430	2,834
Inventory reserves	(263)	2,940
Impairment of property and equipment and assets held-for-sale	564	4,823
Change in fair value of derivative instruments	(48)	(274)
Change in fair value of earn-out shares liability	—	(39)
Gain on operating lease termination	(9,875)	—
Stock-based compensation expense	7,407	7,710
Bad debt expense	2	962
Other non-cash items	1,068	(148)
Changes in operating assets and liabilities:
Accounts receivable	20,833	(12,690)
Inventories	10,895	(1,558)
Prepaid expenses and other current assets	(501)	(1,562)
Other assets	907	(2,654)
Accounts payable	(6,458)	5,406
Other liabilities	(148)	(9,577)
Net cash provided by (used in) operating activities	5,365	(48,795)

Investing Activities:
Proceeds from the disposal of assets held for sale	61	125
Purchases of property and equipment	—	(304)
Net cash acquired in acquisition of ElectraMeccanica Vehicles Corp	—	51,355
Net cash provided by investing activities	61	51,176

Financing Activities:
Principal payment for equipment leases	(1,973)	(2,347)
Proceeds from short-term insurance financing note	2,609	3,107
Payment for short-term insurance financing note	(2,899)	(2,830)
Payments on convertible notes	(1,500)	—
Stock option exercises	—	10
Taxes paid related to net share settlement of stock-based awards	(1,021)	(1,012)
Proceeds from sale of newly issued shares of common stock	2,402	—
Proceeds from issuance of Common Stock under Standby Equity Purchase Agreement	—	47
Net cash used in financing activities	(2,382)	(3,025)

Net increase (decrease) in cash, cash equivalents and restricted cash	3,044	(644)
Cash, cash equivalents and restricted cash, beginning of year	10,996	11,640
Cash, cash equivalents and restricted cash, end of year	$14,040	$10,996

Reconciliation of Cash, Cash Equivalents and Restricted Cash to Consolidated Balance Sheets:
Cash and cash equivalents	$14,040	$10,996
Total cash, cash equivalents and restricted cash	$14,040	$10,996

Supplemental disclosure of cash flow information
Cash paid for income taxes	$51	$17
Operating lease termination	$(9,875)	$—
Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock for equipment lease termination	$(200)	$—
Settlement of accrued interest with shares of Xos common stock	$(6,009)	$—
Purchase of property and equipment in accounts payable	$(30)	$(35)
Net assets acquired in acquisition of ElectraMeccanica Vehicles Corp.	$—	$54,630
Xos common stock issued in exchange for ElectraMeccanica Vehicles Corp.	$—	$(31,856)

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
Additionally, ongoing geopolitical events, such as the military conflicts between Russia and Ukraine, in Israel and with Iran or tensions with China and related sanctions and export control restrictions, may increase the severity of supply chain disruptions and further hinder our ability to source inventory for our vehicles. These conflicts continue to evolve and the ultimate impact on

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
the Company is uncertain, but any prolonged conflict may have a material negative impact on the Company’s business, operating results, cash flows, liquidity and financial condition.
Although the Company has used the best current information available to it in its estimates, actual results could materially differ from the estimates and assumptions developed by management.

Liquidity

As an early stage company, the Company has incurred net losses and cash outflows since its inception. The Company may continue to incur net losses and cash outflows in accordance with its operating plan as the Company continues to scale its operations to meet anticipated demand and establish its product and service offerings. As a result, the Company’s ability to access capital is critical and until the Company can generate sufficient revenue to cover its operating expenses, working capital and capital expenditures, the Company will need to raise additional capital in order to fund and scale its operations. The Company may raise additional capital through a combination of debt financing, other non-dilutive financing and/or equity financing, including through asset-based lending and/or receivable financing and collecting on its outstanding receivables. The Company’s ability to raise or access capital when needed is not assured and, if capital is not available to the Company when and in the amounts needed, the Company could be required to delay, scale back or abandon some or all of its development programs and other operations, which could materially harm its business, prospects, financial condition and operating results. Global general economic conditions continue to be unpredictable and challenging in many sectors, with disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the effects of potential recessions, rising inflation rates, potential bank failures, supply chain disruption, fuel prices, international currency fluctuations, changes to trade policies and tariffs, and geopolitical events such as local and national elections, corruption, political instability and acts of war or military conflicts including repercussions of the wars between Russia and Ukraine and in Israel, conflicts with Iran, and tensions with China, or terrorism.

As of December 31, 2025, the Company’s principal sources of liquidity were its cash and cash equivalents aggregating $14.0 million. The Company’s short- and long-term uses of cash are for working capital and to pay interest and principal on its debt. The Company has incurred losses in nearly every period since inception and had net cash provided by operating activities of $5.4 million and net cash used in operating activities of $48.8 million for the years ended December 31, 2025 and 2024, respectively.

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
The Company intends to employ various strategies to obtain the required funding for future operations, which may include capital raising strategies such as debt financing, other non-dilutive financing and/or equity financing, including through asset-based lending and/or receivable financing and collecting on its outstanding receivables. The Company may sell additional shares of its common stock pursuant to the ATM Offering (as defined below in Note 11 - Equity), subject to certain limitations on the amount of proceeds that may be raised. At December 31, 2025, the Company also had the SEPA (as defined below in Note 11 - Equity), although its ability to access the SEPA was contingent upon specified conditions, including having a post-effective amendment to the Registration Statement on Form S-1 filed on July 27, 2023 filed with the SEC and declared effective. Moreover, the SEPA expired on February 11, 2026.
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

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
the postponement of maturity of the Convertible Note, interest that had accrued on the Convertible Note through August 11, 2025, of approximately $6.0 million in the aggregate, was converted into 1,803,262 shares of Common Stock at the 10-day VWAP (as defined in the Convertible Note) on August 25, 2025.

Based on the Company’s strategies to raise funds as described above and Xos’s cash and cash equivalents as of December 31, 2025, the Company believes there is substantial doubt about such resources providing sufficient liquidity for the next twelve months following the date of the issuance of the consolidated financial statements in this Report. Management is presently exploring options to increase liquidity to resolve this concern and facilitate further growth. As a result, it is not probable that Xos’s plans alleviate the substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of the consolidated financial statements in this Report based on plans Management has been able to execute through the date of the issuance of the consolidated financial statements in this Report, although additional actions are under review. Absent the Company being able to collect on its outstanding accounts receivable, obtain a sufficient level of new capital in the near-term and/or obtain replacement financing for, or further extend the maturity of existing debt, the Company could be required to seek protection under Chapters 7 or 11 of the United States Bankruptcy Code. This could potentially cause the Company to cease operations.

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

The Company has been closely monitoring potential changes to trade policies and tariffs in order to proactively adjust and refine its strategy. These actions are aimed at preserving cost competitiveness and securing uninterrupted supply amid a fluid and unpredictable trade policy environment. Notwithstanding these efforts, the ongoing tariffs and regulatory changes may affect the Company’s ability to source components from specific regions or maintain access to critical suppliers.

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

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to the Company’s financial statements.

Comprehensive Income (Loss)

The Company's comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). For the years ended December 31, 2025 and 2024, the Company had no components of other comprehensive income (loss). Accordingly, comprehensive income (loss) is the same as net income (loss) for each period presented.

Revenue Recognition

The Company generates revenue from the sale of its commercial electric vehicles, powertrains and hubs, and goods and services related to charging infrastructure. Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, requires the Company to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company determines revenue recognition by applying the following steps:

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
For non-recurring engineering services, the Company recognizes revenue on a percentage-of-completion basis determined by the achievement of defined technical milestones and associated deliverables as the Company delivers customized engineering services and associated deliverables to the customer. The Company determines that the output method of revenue recognition is appropriate to reflect the Company’s performance in transferring control of the engineering services and associated deliverables. Any billings in excess of revenue recognized is accrued until associated technical milestones are achieved.
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

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2025 and 2024, the Company did not have restricted cash balances.
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

The Company recognizes revenue on the sale of these credits, which have negligible incremental costs associated with them, at the time control of the regulatory credit is transferred to the purchasing party. There was no revenue recognized from the sale of automotive regulatory credits for the year ended December 31, 2025. There was $0.6 million revenue recognized from the sale of automotive regulatory credits during the year ended December 31, 2024.
Accounts Receivable, Net

The Company records unsecured and non-interest bearing accounts receivable at the gross invoice amount, net of any allowance for expected credit losses. The Company maintains its allowance for expected credit losses at a level considered adequate to provide for potential account losses on the balance based on management’s evaluation of past losses, current customer conditions, and the anticipated impact of current economic conditions. The Company recorded an allowance for expected credit losses of $49,000 and $246,000 as of December 31, 2025 and December 31, 2024, respectively. Actual write-offs totaled $46,000 and $778,000 as of December 31, 2025 and December 31, 2024, respectively. No recoveries were identified in the periods ending December 31, 2025 and 2024.
Duty Drawback Receivable
Duty drawbacks are recoveries of tariffs paid for vehicles that were acquired as a result of the consummation of the Arrangement. The Company expects to recover some of the vehicle inventory value through crushing the vehicles to recover tariffs already paid. As of December 31, 2025, the Company estimates aggregate tariff recovery of approximately $2.7 million with respect to destruction of SOLO (as defined below in Note 5 — Acquisition of ElectraMeccanica) vehicles and submission of the related claim documents. As of December 31, 2024, the Company completed the crushing of the vehicles but has not yet submitted all claim documents or received any tariff recovery related to the destruction of SOLO vehicles. The Company recorded the duty drawback receivable within other non-current assets in the consolidated balance sheets as of December 31, 2025 and 2024, and in other expense, net, within the consolidated statements of operations for the year ended December 31, 2024.

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

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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
Property and Equipment, net

Property and equipment, net, including leasehold improvements, are stated at cost less accumulated depreciation. Depreciation expense is calculated using the straight-line method over the estimated useful life of the asset. Leasehold improvements are depreciated over the shorter of the estimated life of asset or the lease term. Depreciation expense is included in cost of goods sold, general and administrative expense and research and development expense on our consolidated statements of operations.

Construction in progress is comprised primarily of production equipment, tooling, and leasehold improvements related to the manufacturing of the Company’s products, including all costs of obtaining the asset and bringing it to the facilities in the condition necessary for its intended use. There is no depreciation provided for assets in construction in progress. Once completed, the assets are transferred to their respective asset classes, and depreciation begins when an asset is ready for its intended use. The Company did not have construction in progress as of December 31, 2025 and 2024.

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

The Company capitalizes additions, renewals, and improvements greater than $5,000, while repairs and maintenance are expensed as incurred. When property and equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss on the disposition is recorded in the consolidated statements of operations as a component of other expense, net.

The Company evaluates its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company measures recoverability by comparing the carrying amount to the future undiscounted cash flows that the asset or asset group is expected to generate. If the asset or asset group is not recoverable, its carrying amount is adjusted down to its fair value. Impairment losses of property and equipment of $0.8 million and $4.2 million were recognized as a component of other expense, net, in the consolidated statements of operations for the years ended December 31, 2025 and 2024, respectively.
Warranty Liability

The Company provides customers with a product warranty that assures that the products meet standard specifications and is free for periods typically between 2 to 5 years. The Company accrues warranty reserve for the products sold, which includes its best estimate of the projected costs to repair or replace items under warranties and recalls if identified. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain given the Company’s relatively short history of sales, and changes to its historical or projected warranty experience may cause material changes to the warranty reserve in the future. Claims incurred under the Company’s standard product warranty programs are recorded based on open claims. The Company recorded warranty liability within other current liabilities in the consolidated balance sheets for the years ended December 31, 2025 and 2024.

The reconciliation of the change in the Company’s product liability balances for the years ended December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Warranty liability, beginning of period	$740	$1,306
Reduction in liability (payments)	(1,664)	(1,616)
Increase in liability[1]	2,401	1,050
Warranty liability, end of period	$1,477	$740
1A portion of the increase in warranty liability during the year reflects updated historical claims experience, including the recognition of additional expected costs associated with the Company’s older‑generation stepvan units.

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
Contingent Earn-out Shares Liability
Earn-out Shares represent a freestanding financial instrument classified as liabilities on the accompanying consolidated balance sheets as the Company determined that these financial instruments are not indexed to the Company’s own equity in accordance with ASC 815, Derivatives and Hedging. Earn-out Shares liability were initially recorded at fair value in the Business Combination and are adjusted to fair value at each reporting date using Level 3 inputs with changes in fair value recorded in change in fair value of Earn-Out Shares liability in the consolidated statements of operations.

The earn-out triggers included a change of control provision within 5 years of the Closing, and achieving certain volume weighted average share prices (“VWAPs”) within 5 years of the Closing. These conditions result in the instrument failing indexation guidance and are properly reflected as a liability as of December 31, 2025 and 2024. The Company did not have a liability related to the Earn-Out Shares for both the years ended December 31, 2025 and 2024.

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
Convertible Promissory Note
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

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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

The Company’s leases have remaining terms from less than 0.4 years to 1.2 years.

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
Research and Development Costs

The Company’s research and development costs are related to developing new products and services and improving existing products and services. The Company invests in the continued development and improvement of its technology as well as its chassis design. Research and development costs consist primarily of personnel-related expenses, consultants, engineering equipment and supplies, and design and testing expenses. Research and development expenses have been expensed as incurred and included in the consolidated statements of operations.
Advertising

Advertising costs are expensed as incurred and are included within sales and marketing expenses in the consolidated statements of operations. Advertising expenses for the years ended December 31, 2025 and 2024 totaled approximately $42,000 and $0.2 million, respectively.
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

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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

The dilutive impact of contingently issuable Earn-out Shares have been excluded from the diluted loss per share calculation as the necessary conditions to be issued have not been satisfied. The dilutive impacts of Common Stock issuable upon the exercise of out-of-the-money Public and Private Placement Warrants have been excluded from the diluted loss per share calculation. The dilutive impacts of RSUs and options for each of the years ended December 31, 2025 and 2024, have been excluded from the diluted loss per share calculation as the Company was in a loss position.

Concentrations of Credit and Business Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of December 31, 2025 and 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

During the year ended December 31, 2025, one customer accounted for 54% of the Company’s revenues. During the year ended December 31, 2024, three customers accounted for 13%, 11% and 10% of the Company’s revenues.

As of December 31, 2025, four customers accounted for 17%, 14%, 12% and 10% of the Company’s accounts receivable. As of December 31, 2024, no customer had an accounts receivable balance greater than 10% of the Company’s accounts receivable.
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
As of December 31, 2025, two vendors accounted for 12% and 11% of the Company’s accounts payable. As of December 31, 2024, three vendors accounted for 19%, 15%, and 10% of the Company’s accounts payable.
Defined Contribution Plan

The Company has a 401(k) savings plan that is intended to qualify as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). Under the 401(k) savings plan, participating employees are auto enrolled to 3% of their eligible compensation, subject to certain limitations. The Company did not make any contributions to the 401(k) savings plan during the years ended December 31, 2025 and 2024.

Segment Information

The Company operates under one segment as it has developed, marketed, and sold primarily only one class of similar products of electric stepvans, stripped chassis vehicles, battery systems, Hubs, and other products. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer.

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

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Operating Lease Termination

On August 21, 2025, the Company entered into an agreement with the lessor of the Company’s manufacturing facility in Mesa, Arizona, leased by the Company’s indirect wholly owned subsidiary, EMV Automotive USA Inc., to terminate the lease on the facility (“Mesa Lease”) and, although the Company is no longer obligated to pay rent on the Mesa Lease, the termination agreement calls for 18 monthly payments by the Company of approximately $2.8 million in the aggregate. In conjunction with the termination, (i) a gain of $9.9 million was recognized, (ii) a security deposit of $0.9 million, net of $0.3 million utilities security deposit received, was kept by the lessor and removed from other non-current assets, (iii) $1.2 million short-term lease liabilities were decreased in other current liabilities, and (iv) long-term lease liabilities were decreased by $13.8 million in other non-current liabilities during the year ended December 31, 2025.

Equipment Lease Termination
Pursuant to a Compromise Settlement and Release Agreement, dated as of August 1, 2025, between the Company and the lessor of the Company’s long-term vehicle leases, the Company issued 64,043 shares of unregistered common stock and paid $110,000 in cash to settle approximately $0.2 million in short-term equipment lease liabilities and $0.2 million in long-term equipment lease liabilities owed by the Company. As a result of the settlement, a gain of $17,000 was recognized and included in other expense, net.

Recent Accounting Pronouncements Issued and Adopted:
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires incremental annual income tax disclosures. This amendment includes disclosures of specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold; income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes, and also disaggregated by individual jurisdictions that meet a quantitative threshold; income (or loss) from continuing operations before income tax expenses (or benefit) disaggregated between domestic and foreign; and income tax expense (or benefit) from continuing operations disaggregated by federal, state and foreign. The guidance is effective for annual periods beginning after December 15, 2024. We adopted this ASU on a prospective basis effective January 1, 2025. Refer to Note 17 — Income Taxes for the inclusion of new disclosures required.

Recent Accounting Pronouncements Issued and not yet Adopted:
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

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
with early adoption permitted. As the Company does not currently have a material amount of software developed for internal use, the impact of the adoption of the amendments in this update is not expected to be material to the Company’s consolidated financial position and results of operations.
The Company is still evaluating all other applicable recently issued accounting pronouncements to evaluate the impact of the adoption of such pronouncements on its consolidated financial statements or notes thereto.

Note 3 — Revenue Recognition

Disaggregated revenues by major source for the years ended December 31, 2025 and 2024 consisted of the following (in thousands):

	Years Ended December 31,
	2025	2024
Product and service revenue
Stepvans & vehicle incentives(1)	$35,832	$42,808
Powertrains & hubs(1)	7,170	8,740
Sales-type lease revenue	398	708
Other product revenue(2)	1,700	1,778
Total product and service revenue	45,100	54,034
Ancillary revenue	892	1,927
Total revenues	$45,992	$55,961
____________
(1) Amounts are net of returns and allowances. Stepvans & vehicle incentives and powertrains & hubs include revenue generated from operating leases.
(2) Other product revenue for the year ended December 31, 2025 includes revenue related to non-recurring powertrain engineering services of $0.6 million. The remaining performance obligations for non-recurring engineering services total $0.2 million as of December 31, 2025 and are expected to be satisfied in 2026.

The Company leases stepvans and Hubs to customers under operating leases with terms ranging from 24 to 36 months. At the end of the lease term, customers are required to return the vehicles to Xos. During the years ended December 31, 2025 and December 31, 2024, the Company recorded operating lease revenue of $11,000 and $35,000, respectively, on a straight-line basis over the contractual terms of the respective leases as part of Stepvans & vehicle incentives, above. During the years ended December 31, 2025 and December 31, 2024, the Company recorded operating lease revenue of $64,000 and $29,000, respectively, on a straight-line basis over the contractual terms of the respective leases as part of Powertrains & hubs, above.

For the year ended December 31, 2025, the Company recognized $0.4 million of sales-type leasing revenue and $0.2 million of sales-type leasing costs. For the year ended December 31, 2024, the Company recognized $0.7 million of sales-type leasing revenue and $0.2 million of sales-type leasing costs. Sales-type leasing costs are recorded in cost of goods sold within the accompanying consolidated statements of operations.

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

For deferred equipment agreements that contain embedded sales-type leases, the Company recognizes lease revenue and costs, as well as a lease receivable, at the time the lease commences. Lease revenue related to both operating-type and sales-type leases for the years ended December 31, 2025 and December 31, 2024 was approximately $0.5 million and $0.8 million, respectively. Costs related to embedded leases within the Company’s deferred equipment agreements are included in cost of goods sold in the accompanying consolidated statement of operations and loss. Interest on the lease receivable was immaterial to the consolidated financial statements for the years ended December 31, 2025 and December 31, 2024.

Lease receivable from sales-type leases consists of the following:

(in thousands)	Balance Sheet Location	December 31, 2025	December 31, 2024
Lease receivable		$572	$2,528
Allowance for expected credit losses		—	(719)
Lease receivable, net	Prepaid expenses and other current assets	572	1,809
Less: current portion of lease receivable		(517)	(1,264)
Lease receivable, non-current	Other non-current assets	$55	$545

As of December 31, 2025, estimated future maturities of customer sales-type lease receivable and operating lease payments for each of the following fiscal years are as follows:

	Future Lease Receivables/Payments (in thousands)
Fiscal year	Sales-Type Leases	Operating Leases
2025	$517	$15
2026	38	—
2027	17	—
2028	—	—
Thereafter	—	—
Total lease payments	$572	$15

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

•All in-process research and development (“IPR&D”) projects to commercialize the SOLO or a new four-wheeled electric (the “E4”) were terminated by ElectraMeccanica. The IPR&D related to SOLO and E4 has nominal value and require significant time, cost, and engineering efforts to commercialize.

•The majority of the assembled workforce was performing administrative tasks or working on the destruction of the remaining inventory and closing of leased facilities at the time of the acquisition. The destruction of the remaining inventory was completed during the year ended December 31, 2024. The acquired assembled workforce did not contain sufficient engineers with the knowledge and skill set to commercialize ElectraMeccanica’s terminated IPR&D projects.

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

(2) As of the date of acquisition, the Company assumed two lease facilities in connection with the ElectraMeccanica acquisition, which are reflected in other current liabilities and other non-current liabilities of approximately $1.2 million and $16.0 million, respectively. As of August 21, 2025, the Company has exited one of these leases (see Note 8 — Leases)
The Company recognized $0 and $2.0 million of severance related expenses in connection with the ElectraMeccanica acquisition in general and administrative expense in its consolidated statements of operations during the years ended December 31, 2025 and December 31, 2024, respectively.

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 6 — Inventories

Inventory amounted to $25.0 million and $36.6 million, respectively, for the years ended December 31, 2025 and 2024 and consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Raw materials	$16,367	$24,943
Work in process	3,647	6,983
Finished goods	4,947	4,641
Total inventories	$24,961	$36,567
Inventories as of December 31, 2025 and 2024 were comprised of raw materials, work in process related to the production of stepvans, powertrains, Hubs, and other products for sale and finished goods inventory including vehicles in transit to fulfill customer orders, new vehicles, new vehicles awaiting final pre-delivery quality review inspection, and Xos Energy Solutions products available for sale. The remaining capitalized labor and overhead cost remaining in work in process and finished goods inventory is $0.6 million and $0.8 million as of December 31, 2025 and December 31, 2024, respectively.
Inventories are stated at the lower of cost or net realizable value. Cost is computed using average cost. Inventory write-downs are based on reviews for excess and obsolescence determined primarily by current and future demand forecasts. During the years ended December 31, 2025 and 2024, the Company recorded inventory recoveries of $0.3 million and write-downs of $2.9 million, respectively, to reflect inventories at their net realizable values and provide an allowance for any excess or obsolete inventories.
Note 7 — Selected Balance Sheet Data

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets for the years ended December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Prepaid inventories	$465	$725
Prepaid expenses and other (1)	2,184	2,814
Lease receivable	517	1,264
Contract assets	—	1,099
Financed insurance premiums	1,076	1,315
Assets held for sale(2)	599	651
Total prepaid expenses and other current assets	$4,841	$7,868
____________
(1) Primarily relates to prepaid insurance, prepayments for charging infrastructure projects, other receivables, and prepaid licenses and subscriptions.
(2) Assets held for sale are comprised of manufacturing equipment no longer used in production and marketed to be sold.

Other Non-Current Assets

Other non-current assets as of December 31, 2025 and December 31, 2024 consisted of the following (in thousands):

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	December 31, 2025	December 31, 2024
Security deposits(1)	$338	$1,873
Duty drawback receivable(2)	2,709	2,709
Lease receivable, non-current	55	545
Other non-current assets	1,530	1,601
Total other non-current assets	$4,632	$6,728
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

Other Current Liabilities

Other current liabilities for the years ended December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Accrued expenses and other (1)	$6,744	$2,886
Accrued interest (2)	758	4,789
Accrued payroll (3)	2,004	2,079
Contract liabilities	—	260
Customer deposits	616	1,275
Warranty liability	1,477	740
Equipment notes payable, current(4)	—	377
Short-term insurance financing notes	958	1,280
Operating lease liabilities, current(5)	1,836	3,028
Finance lease liabilities, current(6)	292	1,054
Total other current liabilities	$14,685	$17,768
____________
(1) Primarily relates to the liabilities assumed in connection with the ElectraMeccanica acquisition, accrued inventory purchases, accrued professional fees, and other accrued expenses. Amounts also include $1.9 million relating to accrued termination expenses incurred in conjunction with the termination of the Mesa Lease during the year ended December 31, 2025. See Note 2 — Summary of Significant Accounting Policies.
(2) Represents accrued interest on the Convertible Promissory Note, which interest is convertible into shares of the Company’s common stock at maturity. On August 8, 2025, the Note was amended, resulting in the conversion of $6.0 million of accrued interest into unregistered common stock. See Note 10 — Convertible Notes.
(3) Primarily relates to payroll liabilities such as accrued payroll, accrued vacation, accrued bonuses and other payroll liabilities.
(4) Primarily relates to notes payable on manufacturing equipment. On August 1, 2025, the Company issued 64,043 shares of unregistered common stock and paid $0.1 million in cash payments to settle approximately $0.2 million in short-term equipment lease liabilities and $0.2 million in long-term equipment lease liabilities owed by the Company under certain outstanding vehicle leases, resulting in a gain on settlement of approximately $17,000 for the year ended December 31, 2025.
(5) Primarily relates to operating lease liabilities assumed in connection with the ElectraMeccanica acquisition. On August 21, 2025, the Company terminated the Mesa Lease, resulting in the removal of $1.2 million in short-term operating lease liabilities. See Note 2 — Summary of Significant Accounting Policies.
(6) In October 2025, the Company resolved a disagreement related to the terms of a finance lease, which resulted in a net benefit to general and administrative expenses of $0.9 million during the year ended December 31, 2025.

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Revenue recognized for the year ended December 31, 2025 from the customer deposits and contract liabilities balance as of December 31, 2024 was $0.6 million. Revenue recognized for the year ended December 31, 2024 from the customer deposits and contract liabilities balance as of December 31, 2023 was $0.8 million.
Other Non-Current Liabilities
Other non-current liabilities as of December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Accrued interest expense and other(1)	$958	$635
Equipment notes payable, non-current(2)	—	224
Operating lease liabilities, non-current(3)	262	16,656
Finance lease liabilities, non-current	125	418
Total other non-current liabilities	$1,345	$17,933
(1) Includes $0.5 million relating to accrued termination expenses incurred in conjunction with the termination of the Mesa Lease during the year ended December 31, 2025. See Note 2 — Summary of Significant Accounting Policies.
(2) Primarily relates to notes payable on manufacturing equipment. On August 1, 2025, the Company issued 64,043 shares of unregistered common stock and paid $0.1 million in cash payments to settle approximately $0.2 million in short-term equipment lease liabilities and $0.2 million in long-term equipment lease liabilities owed by the Company under certain outstanding vehicle leases, resulting in a gain on settlement of approximately $17,000 for the year ended December 31, 2025.
(3) Primarily relates to operating lease liabilities assumed in connection with the ElectraMeccanica acquisition. On August 21, 2025, the Company terminated the Mesa Lease, resulting in the removal of $13.8 million of long-term operating lease liabilities. See Note 2 — Summary of Significant Accounting Policies.
Note 8 — Leases
A summary of the balances relating to the Company’s lease assets and liabilities as of December 31, 2025 and 2024 consisted of the following (in thousands):

	Balance Sheet Location	December 31, 2025	December 31, 2024
Assets
Operating leases	Operating lease right-of-use assets, net	$1,534	$3,193
Equipment finance leases	Property and equipment, net	215	730
Total lease assets		1,749	3,923

Liabilities
Current
Operating leases	Other current liabilities	1,836	3,028
Equipment finance leases	Other current liabilities	292	1,054
Sub-total		2,128	4,082
Non-current
Operating leases	Other non-current liabilities	262	16,656
Equipment finance leases	Other non-current liabilities	125	418
Sub-total		387	17,074
Total lease liabilities		$2,515	$21,156
Operating Leases

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company has a 5-year office lease on its headquarter facility in Los Angeles, California, which commenced in January 2022, as well as certain other leases (both short-term and long-term) within the United States. In connection with the acquisition of ElectraMeccanica, the Company assumed the leases for a manufacturing facility in Mesa, Arizona and a service and distribution center in Huntington Beach, California, maturing in May 2033 and January 2027, respectively. On August 21, 2025, the Company entered into an agreement with the lessor of the Mesa facility, which resulted in the termination of such lease and provided that the Company shall make monthly payments to the lessor for 18 months following termination in an aggregate amount of approximately $2.8 million.

The Company records lease expense on a straight-line basis over the lease term. Total lease expense recorded was $3.7 million and $3.8 million for the years ended December 31, 2025 and 2024, respectively.

Lease terms include renewal or termination options that the Company is reasonably certain to exercise. For leases with a term of 12 months or less, the Company has made an accounting policy election to not record a ROU asset and associated lease liability on its consolidated balance sheets. Total lease expense recorded for these short-term leases was $0 for both the years ended December 31, 2025 and 2024, respectively.
Equipment Finance Leases

The Company leased certain equipment facilities under finance leases that expire on various dates through 2027. The finance lease cost during the years ended December 31, 2025 and 2024 consisted of the following (in thousands):

		Years Ended December 31,
	Income Statement Location	2025	2024
Amortization	Cost of goods sold	$91	$945
Interest accretion on finance lease liabilities	Other expense, net	153	214
Total		$244	$1,159

On August 1, 2025, the Company issued 64,043 shares of unregistered common stock and paid $0.1 million in cash payments to settle approximately $0.2 million in short-term equipment lease liabilities and $0.2 million in long-term equipment lease liabilities owed by the Company under certain outstanding vehicle leases, resulting in a gain on settlement of approximately $17,000 for the year ended December 31, 2025. Moreover, on October 30, 2025, the Company settled $1.3 million in equipment lease liabilities owed by the Company under certain manufacturing equipment leases, resulting in aggregate net receipts of $0.7 million.
Supplemental Cash Flow Information, Weighted-Average Remaining Lease Term and Discount Rate
The weighted-average remaining lease term and discount rates, as well as supplemental cash flow information for the years ended December 31, 2025 and 2024 consisted of the following (in thousands for the supplemental cash flow information):

	Years Ended December 31,
	2025	2024
Supplemental cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$3,698	$3,913
Weighted average remaining lease term:
Operating leases	1.0 year	7.1 years
Equipment finance leases	1.3 years	0.9 years
Weighted average discount rate:
Operating lease - incremental borrowing rate	6.6%	8.9%
Equipment finance leases - rate implicit in the lease	8.6%	5.9%

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Maturity Analysis
A summary of the undiscounted cash flows and a reconciliation to the Company’s lease liabilities as of December 31, 2025 consisted of the following (in thousands):

	December 31, 2025
	Operating Leases	Equipment Finance Leases	Total
2026	1,990	317	2,307
2027	194	129	323
Thereafter	—	—	—
Total future minimum lease payments	$2,184	$446	$2,630
Less: imputed interest	86	29	115
Present value of Lease Liabilities	$2,098	$417	$2,515

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

Pursuant to the guidance under ASC 815, Derivatives and Hedging, the right to Earn-out Shares was classified as a Level 3 fair value measurement liability, and the increase or decrease in the fair value during the reporting period is recognized in the consolidated statement of operations accordingly. The fair value of the Earn-out Shares liability was estimated using the Monte Carlo simulation of the stock prices based on historical and implied market volatility of a peer group of public companies.

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of both December 31, 2025 and 2024, the fair value of the Earn-out Shares liability was estimated to be $0. The Company recognized a gain on the change in fair value in Earn-out Shares liability of $0 and $39,000 in its consolidated statements of operations for the years ended December 31, 2025 and 2024, respectively.

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
The future scheduled mandatory prepayments of principal as of December 31, 2025 were as follows (in thousands):

Mandatory Prepayments
2026	$6,500
2027	9,000
2028	3,000
Total	$18,500

The Note also includes an optional redemption feature that provides the Company, on or after August 11, 2024, or as otherwise agreed to between the Company and Aljomaih in writing, the right to redeem the outstanding principal and accrued and unpaid interest, upon written notice not less than 5 trading days prior to exercise of the option, in full or in part and without penalty.

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The Company accounts for the Note in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, under which the Note was analyzed for the identification of material embedded features that meet the criteria for equity treatment and/or bifurcation and must be recorded as a liability. The Company initially classified the Note as a non-current liability given a maturity date of greater than one year, however, during the quarter ended September 30, 2024, the Note was reclassified as a current liability since its maturity date was less than one year from September 30, 2024. On August 8, 2025, the Note was amended subject to Amendment Number One, and as a result, a portion of the Note has been reclassified as a non-current liability at June 30, 2025, due to a change in the principal repayment schedule of the Note.

The Note will not be included in the computation of either basic or diluted EPS for the year ended December 31, 2025 in Note 19 — Net Loss per Share. This financial instrument is not included in basic EPS because it does not represent participating securities. Further, the Note is not included in diluted EPS because including these financial instruments would have an antidilutive effect on EPS for the year ended December 31, 2025.

As of December 31, 2025 and 2024, the Note had a principal balance of $18.5 million and $20.0 million outstanding, net of unamortized debt and issuance costs of $0 and $30,000, respectively. Debt issuance costs are amortized through the maturity date of the Note using the effective interest rate method. Amortization of debt issuance costs, recorded in other expense, net, for the years ended December 31, 2025 and 2024 was $30,000 and $50,000, respectively. The Company recorded interest expense of $2.0 million in other expense, net related to the Note for each of the years ended December 31, 2025 and 2024.

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

Standby Equity Purchase Agreement

On March 23, 2022, the Company entered into a Standby Equity Purchase Agreement with YA II PN, Ltd. (“Yorkville”), which was subsequently amended on June 22, 2023 (as amended, the "SEPA"), whereby the Company had the right, but not the obligation, to sell to Yorkville up to $125.0 million of shares of its Common Stock at its request any time until February 11, 2026, subject to certain conditions.

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As consideration for Yorkville’s commitment to purchase shares of Common Stock at the Company’s direction upon the terms and subject to the conditions set forth in the SEPA, upon execution of the SEPA, the Company issued 619 shares of Common Stock to Yorkville.
On June 22, 2023, the Company and Yorkville entered into the First Amendment to Standby Equity Purchase Agreement (the “SEPA Amendment”), in which the Company and Yorkville amended the SEPA to: (1) change the calculation of the purchase price of an Option 1 Advance (as defined in the SEPA) from an average of the daily VWAP of the Common Stock during a three-day pricing period to the lowest VWAP during such three-day pricing period; (2) change the denomination of any requested advances from the Company to Yorkville under the SEPA from dollars to shares; (3) increase Yorkville’s beneficial ownership limitation under the SEPA from 4.99% to 9.99% of the outstanding Common Stock, provided that if any portion of an advance under the SEPA would cause Yorkville to exceed the beneficial ownership limitation due to Yorkville’s ownership of the Company’s securities convertible into Common Stock, then the maximum number of shares of Common Stock that such securities will be convertible into will be reduced by the number of shares of Common Stock included in such advance for such period that Yorkville holds such shares of common stock covered by such advance and the number of shares of Common Stock covered by such advance would not be reduced; (4) extend the commitment period to February 11, 2026 and (5) make other administrative and drafting changes.

During the years ended December 31, 2025 and 2024, the Company issued 0 shares and 5,500 shares of Common Stock under the SEPA for proceeds of $0 and $46,750, respectively. As of both December 31, 2025 and December 31, 2024, the remaining commitment available under the agreement was $119.4 million. However, our ability to fully utilize the remaining commitment amount was limited by various factors, including, but not limited to, the availability of an effective registration statement permitting the resale of such shares of Common Stock. Ultimately, the Company did not cause the effectiveness of any such registration statement during 2025 or thereafter, and the SEPA expired on February 11, 2026.

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

During the years ended December 31, 2025, the Company sold 730,400 shares of Common Stock in the ATM Offering at an average price of $3.87 per share for aggregate net proceeds of $2.4 million after commissions of $0.1 million and legal, accounting, investor relations and other offering costs of $0.3 million. As of December 31, 2025, the Company had $2.5 million of shares of Common Stock available for future issuance under the ATM Offering pursuant to the Company’s prospectus supplement with respect to the ATM Offering, and $17.2 million remaining under the terms of the Sales Agreement.

Note 12 — Derivative Instruments

Public and Private Placement Warrants

As of December 31, 2025, the Company had 18,633,301 Public Warrants and 199,997 Private Placement Warrants outstanding, with fair values of $0.1 million and $780, respectively.

Each Warrant is exercisable to purchase one-thirtieth of one share of Common Stock. The Public Warrants have an exercise price of $345.00 per whole share, subject to adjustments, and will expire on August 20, 2026 or earlier upon redemption or liquidation. The Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants were issued upon separation of the units and only whole Public Warrants trade. The Public Warrants became exercisable; provided that the Company has an effective registration statement under the Securities Act, covering the issuance of the Common Stock issuable upon exercise of the Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their Public Warrants on a cashless basis under the circumstances specified in the warrant agreement). A registration statement was filed with the SEC covering the issuance of the Common Stock issuable upon exercise of the Warrants, and the Company undertook its commercially reasonable efforts to maintain the effectiveness of such

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
registration statement and a current prospectus relating to those shares of Common Stock until the Public Warrants expire or are redeemed. If the shares of Common Stock are at the time of any exercise of a Public Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement.

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

Redemption of Warrants for Common Stock when the price per share equals or exceeds $300.00:

At any time the Warrants are exercisable, the Company may redeem the outstanding Warrants (including both Public Warrants and Private Placement Warrants):

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

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 13 — Stock-Based Compensation

2018 Stock Plan

On November 27, 2018, the Legacy Xos’s board of directors and stockholders adopted the 2018 Stock Plan. There are no shares available for issuance under the 2018 Stock Plan, however, the 2018 Stock Plan continues to govern the terms and conditions of the outstanding awards granted under the 2018 Stock Plan.

As of December 31, 2025 there were 1,211 Options outstanding under the 2018 Stock Plan. The amount and terms of Option grants were determined by the board of directors of Legacy Xos. The Options granted under the 2018 Stock Plan generally expire within 10 years from the date of grant and generally vest over four years, at the rate of 25% on the first anniversary of the date of grant and ratably on a monthly basis over the remaining 36-month period thereafter based on continued service.

Stock option activity during the year ended December 31, 2025 consisted of the following:

	Options	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Years	Intrinsic Value
December 31, 2024 — Options outstanding	1,669	$0.54	$0.60	4.80	$4,404
Granted	—	—	—
Exercised	(406)	0.73	0.46		2,351
Forfeited	(52)	0.64	0.46		143
December 31, 2025 — Options outstanding	1,211	$0.47	$0.66	3.69	$1,399
December 31, 2025 — Options vested and exercisable	1,211	$0.47	$0.66	3.69	$1,399

Aggregate intrinsic value represents the difference between the exercise price of the options and the fair value of the Company’s Common Stock. The aggregate intrinsic value of options exercised during the years ended December 31, 2025 and 2024 were approximately $2,351 and $0.1 million, respectively.

The Company estimates the grant date fair value of options utilizing the Black-Scholes option pricing model, which is dependent upon several variables, including expected option term, expected volatility of the Company's share price over the expected term, expected risk-free rate and expected dividend yield rate. There were no option grants during the years ended December 31, 2025 and 2024.

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

As of December 31, 2025, there were 1,725,409 shares of Common Stock available for issuance under the A&R 2021 Equity Plan, as amended.

RSU activity during the year ended December 31, 2025 consisted of the following:

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	RSUs	Weighted Average Grant Date Fair Value	Aggregate Fair Value
December 31, 2024 — RSU outstanding	1,530,481	$8.14	$4,961,551
Granted	2,909,383	3.06	7,624,635
Vested	(1,070,228)	6.91	3,363,203
Forfeited	(273,569)	8.20	850,503
December 31, 2025 — RSU outstanding	3,096,067	$3.79	$5,605,441

The Company recognized stock-based compensation expense (including Earn-out RSUs) in the consolidated statements of operations for the years ended December 31, 2025 and 2024 totaling approximately $7.4 million and $7.7 million, respectively, which consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Cost of goods sold	$248	$354
Research and development	1,539	1,435
Sales and marketing	1,078	738
General and administrative	4,542	5,183
Total	$7,407	$7,710

We allocate stock-based compensation expense to cost of goods sold, research and development expense, sales and marketing expense and general and administrative expense, based on the roles of the applicable recipients of such stock-based compensation. The unamortized stock-based compensation expense was $9.3 million as of December 31, 2025, and weighted average remaining amortization period as of December 31, 2025 was 1.63 years.

The aggregate fair value of RSUs that vested was $3.4 million during the year ended December 31, 2025.
Note 14 — Property and Equipment, net

Property and equipment, net consisted of the following at December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Equipment	$5,705	$5,705
Finance lease assets	1,339	1,609
Furniture and fixtures	173	173
Company vehicles(1)	3,442	2,817
Leasehold improvements	1,401	1,401
Computers, software and related equipment	3,128	3,128
Property and equipment, gross	15,188	14,833
Accumulated depreciation	(10,868)	(8,722)
Property and equipment, net	$4,320	$6,111
(1)Amounts include operating lease assets (stepvans and Hubs) for which the Company is a lessor. As of December 31, 2025, gross operating lease assets and accumulated depreciation on operating lease assets were $0.3 million and $0.1 million, respectively. As of December 31, 2024, gross operating lease assets and accumulated depreciation on operating lease assets were $0.4 million and $0.1 million, respectively.

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Depreciation expense during the years ended December 31, 2025 and 2024 totaled approximately $2.2 million and $3.3 million, respectively.

Note 15 — Commitments and Contingencies

Legal Contingencies

Legal claims may arise from time to time in the normal course of business, the results of which may have a material effect on the Company’s accompanying consolidated financial statements. As of December 31, 2025, the Company was not a party to any legal proceedings, that individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. On October 10, 2025, the Supreme Court of British Columbia (the “BC Court”) issued a judgment in favor of a former employee of EMV for the enforcement of a putative settlement agreement with respect to the employee’s severance arrangements, which required aggregate payments of approximately $0.5 million, including approximately $0.2 million paid in 2025. A former employee has claimed certain amounts are due to such employee under a contract with the company related to such former employee’s separation from the company. The Company denies such claims. Although no settlement has been reached yet, the Company has reserved amounts that in the aggregate are not expected to have a material impact on the company for potential negotiated cash and equity payments to the former employee in settlement of the claims.

Other Contingencies

The Company enters into non-cancellable long-term purchase orders and vendor agreements in the normal course of business. As of December 31, 2025, non-cancellable purchase commitments with two of the Company’s vendors totaled $0.2 million.

Note 16 — Related Party Transactions

The Company has lease agreements with Fitzgerald Manufacturing Partners. The owner of Fitzgerald Manufacturing Partners is a stockholder of the Company. During each of the years ended December 31, 2025 and 2024, the Company incurred rent expense of $0.6 million and $0.7 million, respectively, related to these agreements.
During the year ended December 31, 2024, the Company sold two Hubs to Xcel Energy, resulting in $0.5 million in revenue, with no similar transaction occurring in the year ended December 31, 2025. A member of the Company's Board of Directors served as the Senior Vice President, System Strategy and Chief Planning Officer of Xcel Energy through March 17, 2025. Management believes these transactions were conducted on terms consistent with those that prevail in arm's length transactions with unrelated third-parties.
Note 17 — Income Taxes

Loss before provision for income taxes for the years ended December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
U.S.	$(25,343)	$(50,824)
Foreign	46	702
Loss before provision for income taxes	$(25,297)	$(50,122)

The income tax expense for the years ended December 31, 2025 and 2024 consisted of the following (in thousands):

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	December 31, 2025	December 31, 2024
Current:
Federal	$—	$—
State	23	37
Foreign	—	—
Total current income tax expense	$23	$37
Deferred:
Federal	$—	$—
State	—	—
Foreign	—	—
Total deferred income tax expense	—	—
Income tax expense	$23	$37

The reconciliation between the provision for income tax expense and the amount of income tax computed by applying the U.S. federal statutory rate to income before provision for income taxes as shown in the accompanying consolidated statements of operations and other loss for the years ended December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31, 2025
	Amount	Percent
Tax provision at U.S. federal statutory rate	$(5,323)	21.00%
State and local income taxes (net of federal income tax effect)[1]	13	(0.05)
Tax credits	(598)	2.36
Change in valuation allowance	5,040	(19.92)
Nontaxable or nondeductible items
Stock compensation	859	(3.40)
Interest expense settled in stock	422	(1.67)
Other permanent items	37	(0.15)
Other reconciling items
Prior year true up	(469)	1.85
Other	42	(0.17)
Provision for income taxes	$23	(0.09)%
1State taxes in California, Texas, New Jersey, New York, and Tennessee made up the majority of the tax effect in this category

As previously disclosed for the years ended December 31, 2024 prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows:

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

December 31, 2024
Tax provision at U.S. federal statutory rate	21.00%
Nondeductible expenses	(2.58)
Fair value adjustments on earnout interests liability	0.02
Fair value adjustments on derivative liability	0.12
R&D credit	1.03
State taxes, net of federal benefit	9.77
Change in valuation allowance adjustment	(30.40)
Other	0.97
Effective tax rate	(0.07)%

The amounts of cash taxes paid are as follows (in thousands):

December 31, 2025
US Federal	$—
State
California	3
North Carolina	2
New Jersey	4
New York	6
Texas	20
Tennessee	8
Other States	8
Foreign
Canada	—
Other Foreign jurisdictions	—
Income taxes paid (net of refunds received)	$51

The Company's components of deferred tax assets and liabilities for the years ended December 31, 2025 and 2024 consisted of the following (in thousands):

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	December 31, 2025	December 31, 2024
Deferred tax assets:
Net operating loss carryover	$79,136	$66,082
General business and other tax credits	10,472	9,077
Capitalized research and development	8,072	12,215
Intangible assets	1,835	2,038
Fixed assets	1,559	1,668
Lease liabilities	1,104	4,396
Stock based compensation	686	1,011
Business interest limitation	553	511
Inventories	1,627	2,426
Other non-current deferred tax assets	2,323	1,216
Subtotal	107,367	100,640
Valuation allowance	(106,460)	(99,401)
Total	$907	$1,239

Deferred tax liabilities:
Fixed assets	$—	$—
Operating lease right-of-use asset	(435)	(922)
Other non-current deferred tax liabilities	(472)	(317)
Total	$(907)	$(1,239)

Net deferred tax asset	$—	$—

The Company has recorded a full valuation allowance as of December 31, 2025 and 2024 since, in the judgment of management given the Company’s history of losses, the realization of these deferred tax assets was not considered more likely than not. The valuation allowance was $106.5 million and $99.4 million as of December 31, 2025 and 2024, respectively, with increases attributable to the current year’s provision. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment.

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

As of December 31, 2025, the Company had net operating loss carryforwards of $598.0 million. This consists of approximately $284.8 million of federal net operating losses and approximately $313.2 million of state net operating losses. The federal net operating losses have an indefinite carryforward period, and the state net operating losses which will begin to expire in 2036.

As of December 31, 2025, the Company had research and development credit carryforwards of $11.2 million. This consists of approximately $7.1 million federal research and development credits, which will begin to expire in 2041, and approximately $4.1 million state research and development credits, which will begin to expire in 2036.

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The Company is subject to taxation and files income tax returns with the U.S. federal government and various states. The Company currently is not under audit by the Internal Revenue Service. The Company’s 2020 California state return is currently under audit by the California Franchise Tax Board, but the Company doesn’t believe there are any uncertain tax benefits that should be reserved. The Company currently is not under audit by any other tax authorities. The Company generally is not subject to examination for tax years prior to 2020 except for California.

The Company had no unrecognized tax benefits for the years ended December 31, 2025 and 2024. Interest and penalties related to unrecognized tax benefits are recognized in operating expenses. No such interest and penalties were recognized during the years ended December 31, 2025 and 2024. The Company does not expect the amount of unrecognized tax benefits will materially change in the next twelve months.
One Big Beautiful Bill Act

On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act,” (“OBBBA”) into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. The Act modifies various energy credits to accelerate the phase out of these credits. The Act also includes certain changes to the U.S. taxation of foreign activity, including changes to foreign tax credits, Global Intangible Low-Taxed Income (GILTI), Foreign-Derived Intangible Income (FDII), and Base Erosion and Anti-Abuse Tax (BEAT), amongst other changes. These changes are generally effective for tax years beginning after December 31, 2025. The Company evaluated the impact of the legislation in accordance with ASC 740 and determined that it did not have a material effect on the Company’s consolidated financial statements for the year ended December 31, 2025.
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

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, other current liabilities, warrants and earn-out shares liability. The fair value of cash, cash equivalents, and accounts receivable, accounts payable, other current liabilities, and convertible debt approximates carrying value due to their short-term maturity.

As required by ASC 820, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Assets and liabilities carried at fair value on a recurring basis as of December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31, 2025
	Fair Value	Level 1	Level 2	Level 3

Financial Liabilities:
Private Placement Warrants	$1	$—	$1	$—
Public Warrants	72	72	—	—
Total Financial Liabilities	$73	$72	$1	$—

	December 31, 2024
	Fair Value	Level 1	Level 2	Level 3
Financial Liabilities:
Private Placement Warrants	$1	$—	1	$—
Public Warrants	120	120	—	—
Total Financial Liabilities	$121	$120	$1	$—

There was no change in the fair value of Level 3 financial liabilities during the years ended December 31, 2025 and 2024. The fair value of Earn-out Shares liability was immaterial to the consolidated financial statements for each of the periods ended December 31, 2025 and 2024

Note 19 — Net Loss per Share

Basic and diluted net loss per share for the years ended December 31, 2025 and 2024 consisted of the following (in thousands, except for per share amounts):

	December 31, 2025	December 31, 2024
Numerator:
Net loss	$(25,320)	$(50,159)
Net loss income attributable to common stockholders, basic	(25,320)	(50,159)
Net loss income attributable to common stockholders, diluted (1)	(25,320)	(50,159)
Denominator:
Basic
Weighted average common shares outstanding, basic	9,360	7,500
Basic net loss per share	$(2.71)	$(6.69)
Diluted
Weighted average common shares outstanding, diluted (1)	9,360	7,500
Diluted net loss per share	$(2.71)	$(6.69)
____________
(1) Net loss attributable to common stockholders, diluted during the years ended December 31, 2025 and 2024, excludes adjustments related to the change in fair value of derivative liabilities, interest expense and amortization of discounts and issuance costs related to Convertible Note. These adjustments were excluded from the calculation of diluted net loss per share as they would have an antidilutive effect (see Note 10 — Convertible Notes).

Potential ending shares outstanding that were excluded from the computation of diluted net loss per share because their effect was anti-dilutive as of December 31, 2025 and 2024 consisted of the following (in thousands):

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	December 31, 2025	December 31, 2024
Contingent earn-out shares	547	547
Common stock public and private warrants	628	628
Restricted stock units	3,096	1,531
Stock options	1	2
If-converted common stock from convertible debt	280	280

Xos, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 20 — Segment Reporting

The following table presents segment revenue, gross profit, and net loss for the periods presented (in thousands):

	December 31, 2025	December 31, 2024
Revenues	$45,992	$55,961
Cost of goods sold	43,268	51,996
Gross profit	2,724	3,965
less:
Employee related	18,076	27,400
Facility and rent	3,917	4,530
Insurance	3,183	3,693
Depreciation	1,984	3,088
Professional services	1,625	3,093
Computer and software as a service	2,053	2,439
Research and development materials	1,656	1,603
Other(1)	3,313	3,993
Gain on operating lease terminations	(9,875)	—
Other expense, net	2,137	4,561
Change in fair value of derivative instruments	(48)	(274)
Change in fair value of earn-out shares liability	—	(39)
Provision for income taxes	23	37
Segment net loss	$(25,320)	$(50,159)
____________
(1) Other includes $0.9 million and $0 of financed equipment lease expense during the years ended December 31, 2025 and 2024, respectively, as well as bad debt expense, travel & entertainment, general and administrative freight, property/franchise taxes, and merchant fees.

Note 21 — Subsequent Events
Windrose Resale Agreement
In the first quarter of 2026, the Company entered into an agreement to serve as a dealer for Windrose Technology, Inc.’s electric long-haul truck products (the “Windrose Dealer Agreement”). Through this relationship, the Company seeks to be able to address customer and prospect demand for heavy duty long-range electric trucks that its own manufactured vehicles may not meet. The Windrose Dealer Agreement does not include any minimum volume requirements, and the Company cannot predict what volumes or revenues it might achieve from this arrangement, if any.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out evaluations of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon each of their evaluations, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at the reasonable assurance level for the year ended December 31, 2025, due to the material weaknesses in our internal control over financial reporting discussed below.

Management’s Annual Report on Internal Control over Financial Reporting

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 and, in making this assessment, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Because of the material weaknesses described below, our management believes that, as of December 31, 2025, our internal control over financial reporting was not effective based on those criteria.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Accordingly, a material weakness increases the risk that the financial information we report contains material errors. If we fail to remediate these material weaknesses, determine that our internal control over financial reporting is not effective, discover areas that need improvement in the future or discover additional material weaknesses, these shortcomings could have an adverse effect on our business and financial results, and the price of our Common Stock could be negatively affected.

As disclosed in our prior year Annual Report on Form 10-K for the year ended December 31, 2024, management identified material weaknesses in the design and operating effectiveness of our internal controls over financial reporting related to three areas, specifically, inventory management, revenue recognition, and information technology (IT) general controls. Management concluded that these material weaknesses were primarily attributable to insufficient internal resources with technical accounting and financial reporting expertise, which adversely impacted our internal control over financial reporting for the year ended December 31, 2024.

As of December 31, 2025, management completed remediation efforts to address the material weaknesses related to inventory management and IT general controls. These remediation activities included the addition of qualified personnel, enhanced training related to inventory management processes, and the implementation of strengthened monitoring procedures and updated policies addressing segregation of duties across IT systems, processes and controls. In addition, the Company engaged external consultants with expertise in public company internal control compliance to assist in the assessment, design, implementation, and testing of certain controls related to inventory management and IT general controls.

During the financial reporting close process for the year ended December 31, 2025, management continued to identify material weaknesses in the design and operating effectiveness of internal control over financial reporting related to revenue recognition. Management also identified additional material weaknesses related to the timeliness of recording supplier and vendor accruals, including instances in which accruals were not properly recorded due to deficiencies in the identification and evaluation of vendor contract terminations.

Management believes these material weaknesses resulted from limited resources within our accounting and operations functions, which restricted its ability to timely identify, evaluate, and address technical accounting and disclosure matters affecting the consolidated financial statements. As part of management’s efforts to reduce costs and preserve liquidity, we were unable to develop and retain sufficient personnel to adequately fulfill internal control responsibilities, resulting in an insufficient complement of individuals with the appropriate level of accounting knowledge and experience. Accordingly, management has concluded that these deficiencies were attributable to insufficient internal resources in technical accounting and financial reporting, which adversely impacted our internal control over financial reporting for the year ended December 31, 2025.

Based on the results of our evaluation and the material weaknesses described above, management concluded that our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP as of December 31, 2025.

Notwithstanding these material weaknesses, management has concluded that our audited consolidated financial statements included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented therein.

Remediation of Material Weakness in Internal Control Over Financial Reporting

To remediate the material weaknesses in internal control over financial reporting related to the ineffective design and operating effectiveness of controls over revenue recognition, the timeliness of recording supplier and vendor accruals, and the timely identification and assessment of vendor contract terminations, management is implementing enhancements to our financial reporting control framework. These remediation efforts are intended to strengthen both disclosure controls and procedures and internal control over financial reporting by further documenting and implementing control activities to address the identified risks of material misstatement, as well as enhancing monitoring activities over such controls. Management believes these remediation efforts are progressing as planned and expects to remediate the material weaknesses during the year ending December 31, 2026.

Our remediation efforts are expected to include, but are not limited to, the following actions:

•Adding qualified personnel and providing enhanced training to improve the assessment and documentation of contractual terms and conditions within the revenue recognition process;
•Strengthening communication protocols between our sales, accounting, and finance teams to ensure timely identification and evaluation of any non‑standard contract terms and conditions;
•Designing and implementing a precise control, using existing personnel, to ensure the timely identification and assessment of vendor contract terminations, and providing enhanced training to improve the timely identification, evaluation, and recording of supplier and vendor accruals; and
•Engaging external consultants with expertise in public company internal control compliance to assist in assessing and implementing additional controls related to revenue recognition.

To further remediate the identified material weaknesses, management, including the Chief Executive Officer and Chief Financial Officer, has reaffirmed and reinforced the importance of effective internal control, control consciousness and maintaining a strong control environment throughout the organization. Management expects to continue its efforts to evaluate, refine, and enhance our financial reporting controls and procedures. These material weaknesses will not be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that the enhanced controls are designed appropriately and operating effectively.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Insider Trading Arrangements
During the three months ended December 31, 2025, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K, except as set forth in the table below:

	Date	Action	Rule 10b5-1(1)	Expiration Date	Total Shares of Common Stock to be Sold(2)
Dakota Semler, Chief Executive Officer	12/30/2025	Adoption	Yes	3/31/2027	245,000
____________
(1) Contract, instruction, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

(2) Maximum number of shares to be sold under the trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2025 and delivered to stockholders in connection with our 2026 annual meeting of stockholders.
We have adopted a Code of Conduct for our directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees. Our Code of Conduct is available on our website at https://www.xostrucks.com under the “Investors” link. Within the time period required by the Securities and Exchange Commission and the Nasdaq Global Market, we will post on our website at https://www.xostrucks.com under the “Investors” link any amendment to our Code of Conduct or any waivers of such provisions granted to executive officers and directors.

Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2025 and delivered to stockholders in connection with our 2026 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2025 and delivered to stockholders in connection with our 2026 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2025 and delivered to stockholders in connection with our 2026 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2025 and delivered to stockholders in connection with our 2026 annual meeting of stockholders.

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

4.8
Second Amended and Restated Convertible Promissory Note, dated as of August 8, 2025, by and among Xos, Inc. and Aljomaih Automotive Co. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2025).

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
10.25#
 Executive Employment Agreement between Xos Fleet, Inc. and Dakota Semler, dated as of June 26, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 27, 2025).

10.26#
 Executive Employment Agreement between Xos Fleet, Inc. and Giordano Sordoni, dated as of June 26, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 27, 2025).

10.27#
2025 Amendment to the Xos, Inc. Amended and Restated 2021 Equity Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on May 12, 2025).

10.28
Amendment Number One to Note Purchase Agreement, dated August 8, 2025, by and among Xos, Inc. and Aljomaih Automotive Co. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2025).

10.29#
Promotion Letter, signed August 11, 2025, amending Offer Letter between Liana Pogosyan and Xos, Inc. dated January 5, 2022, as amended to date (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2025).

10.30
Sales Agreement, dated as of August 14, 2025, between Xos, Inc. and Roth Capital Partners, LLC (incorporated by reference to Exhibit 1.1 to the Company’s first Current Report on Form 8-K filed on August 14, 2025).

Exhibit Number	Description
10.31
Letter Agreement between Xos, Inc. and Aljomaih Automotive Co., executed on August 14, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s second Current Report on Form 8-K filed on August 14, 2025).

10.32
Lease Amendment - Termination Agreement between Landing 4 Industrial, LLC and EMV Automotive USA Inc., dated August 21, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 27, 2025).

19.1
Xos, Inc. Amended and Restated Insider Trading Policy, adopted and effective March 7, 2023. (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed March 31, 2025).

19.2*	Amendment No. 1 to the Xos, Inc. Amended and Restated Insider Trading Policy, adopted and effective September 4, 2025.
21.1*	List of Subsidiaries.
23.1*	Consent of Grant Thornton LLP.
24.1*	Power of Attorney (included on signature page hereto).
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
97.1	Xos, Inc. Incentive Compensation Recoupment Policy effective as of November 15, 2023 (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed March 29, 2024).
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
____________
* Filed herewith.
** Furnished herewith.
+ Schedules and exhibits have been omitted pursuant to Item 601 (b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
# Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10–K Summary.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2026.

XOS, INC.
By:	/s/ Dakota Semler
Name:	Dakota Semler
Title:	Chief Executive Officer (Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Dakota Semler and Liana Pogosyan, and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments and supplements to this Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dakota Semler	Chief Executive Officer, Chairman (Principal Executive Officer)	March 30, 2026
Dakota Semler

/s/ Liana Pogosyan	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2026
Liana Pogosyan

/s/ Giordano Sordoni	Chief Operating Officer, Director	March 30, 2026
Giordano Sordoni

/s/ Stuart Bernstein	Director	March 30, 2026
Stuart Bernstein

/s/ Alice Yake	Director	March 30, 2026
Alice Yake

/s/ George N. Mattson	Director	March 30, 2026
George N. Mattson

/s/ Dietmar Ostermann	Director	March 30, 2026
Dietmar Ostermann

/s/ Ed Rapp	Director	March 30, 2026
Ed Rapp

/s/ Michael Richardson	Director	March 30, 2026
Michael Richardson

/s/ John F. Smith	Director	March 30, 2026
John F. Smith