Form 10-K/A
period 2025-12-31
Xos, Inc.
filed 2026-04-21
CIK 1819493

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
DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends Xos, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 that was originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2025 (the “Original Form 10-K” and, as amended hereby, the “Report”). This Amendment No. 1 is being filed solely to:
•include language related to critical audit matters in the Report of Independent Registered Public Accounting Firm issued by our auditors and included in Part II, Item 8 of the Original Form 10-K that was inadvertently omitted from the Original Form 10-K;
•include the information omitted from Part III, Items 10, 11, 12, 13 and 14 of the Original Form 10-K in reliance upon General Instruction G(3) to Form 10-K; and
•delete the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K.
In addition, we have filed new certifications of our principal executive officer and principal financial officer under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits to this Amendment No. 1 under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, and a new consent of our Independent Registered Public Accounting Firm as an exhibit to this Amendment No. 1 under Item 15 for Part IV hereof.
No other changes have been made to the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

PART II

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

Critical audit matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2022.

Los Angeles, California
April 21, 2026

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

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The following table sets forth the name, age and position of each of our executive officers and directors as of April 20, 2026:

Name	Age	Position
Executive Officers
Dakota Semler	34	Chief Executive Officer, Chair of our Board of Directors
Giordano Sordoni	34	Chief Operating Officer, Director
Liana Pogosyan	42	Chief Financial Officer
Non-Employee Directors
Stuart Bernstein(1)(2)	62	Director
George N. Mattson(1)(3)	60	Director
Dietmar Ostermann(1)(2)(3)(4)	64	Director
Ed Rapp(1)(2)	69	Director
Michael Richardson(2)(3)	69	Director
John F. Smith(1)	75	Director
Alice Yake(3)	47	Director
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
Giordano Sordoni. Mr. Sordoni has served as our Chief Operating Officer and a member of our Board since August 2021. Mr. Sordoni is a Co-Founder of Xos and served as Chief Operating Officer and a director of Legacy Xos (as defined below) from September 2016 to August 2021. Prior to Xos, Mr. Sordoni served as Co-Founder at Calibur Inc., a startup consulting business advising early-stage businesses, from August 2015 to August 2016. Mr. Sordoni was Director of Marketing at Malibu Family Wines, a wine production company, from July 2014 to June 2016. Mr. Sordoni holds a B.A. in International Business and Marketing from George Washington University.
Liana Pogosyan. Ms. Pogosyan has served as our Chief Financial Officer since August 2025, and previously served as our Vice President of Finance and Acting Chief Financial Officer from May 2023 to August 2025, and as our Controller from January 2022 to May 2023. Prior to Xos, Ms. Pogosyan was at Marcus & Millichap, Inc., a national real estate brokerage firm, from May 2013 to January 2022, where she served in a variety of positions before becoming their Vice President, Operations Controller and Financial Reporting. Prior to that, Ms. Pogosyan served as an Audit Manager at KPMG LLP, an accounting and advisory firm, followed by serving as the Manager Corporate Reporting at Ixia, a global test and networking company. Ms. Pogosyan sits on the board, and is the audit committee chair, of AbilityFirst, a 501(c)(3) nonprofit. Ms. Pogosyan holds a

Master’s degree in Business Administration from the University of California at Los Angeles, a Bachelor’s degree in Accounting from the University of Southern California, and is a Certified Public Accountant.
Non-Employee Directors
Stuart Bernstein. Mr. Bernstein has served as a member of our Board since October 2022. Mr. Bernstein is the Founder and Managing Member of Sustainable Capital LLC, a sustainable investment firm. Prior to that, he was a long-time partner at Goldman Sachs & Co. (“Goldman Sachs”), where during his 25-year career he founded and managed the Clean Technology and Renewables Group within the investment banking division, working with many of the firm’s corporate and investor clients focused on sustainability. He also ran the Venture Capital Coverage effort, was co-head of Equity Capital Markets and Global Head of the Technology Capital Markets Team where he advised on capital markets strategies and transactions with hundreds of late-stage private and early-stage public growth companies. Mr. Bernstein is also: Strategic Advisor to G2VP, a sustainable venture and growth investment firm; Senior Advisor to Story3 Capital Partners, a consumer, commerce, and content private equity firm; Advisory Board Member of Kimpact, a national affordable housing fund with a focus on environmental and social impact; Strategic Advisor to Corner Development Founders, pursuing real estate redevelopment through tenant upgrades, multi-family additions and sustainable improvements; and Advisory Board Member to Upwell Water, a company committed to creating tech-enabled water resources and infrastructure to solve the World’s water needs. Mr. Bernstein has been a Board Member of the Haas School of Business since January 2008, served as a Trustee of the University of California, Berkeley from September 2012 to August 2021, and served on the Advisory Board of the Lawrence Berkeley National Lab from August 2018 to December 2020. Previously, Mr. Bernstein served as an advisor to our predecessor company, NextGen, and NextGen II. Mr. Bernstein earned a B.S., Phi Beta Kappa, from the University of California, Berkeley and an MBA and MPA from the Harvard Business School and the Harvard Kennedy School, respectively.
George N. Mattson. Mr. Mattson has served as a member of our Board since August 2021, prior to which Mr. Mattson served as a director of NextGen Acquisition Corporation (“NextGen”), our predecessor, since October 2020. Mr. Mattson has served as the Chief Executive Officer and director of Wheels Up Experience Inc. (NYSE: UP), a leading provider of on-demand private aviation in the U.S., since September 2023. Mr. Mattson is a private investor in public and private companies and was the co-founder and co-Chairman of NextGen and NextGen Acquisition Corp. II (“NextGen II”), both special purpose acquisition companies, prior to their mergers in 2021 with Xos, Inc. and Virgin Orbit Holdings, respectively. Mr. Mattson served as a Partner and Co-Head of the Global Industrials Group in Investment Banking at Goldman, Sachs & Co. from November 2002 through August 2012. Mr. Mattson joined Goldman Sachs in 1994 and served in a variety of positions before becoming Partner and Co- Head of the Global Industrials Group. Mr. Mattson formerly served as a director of Delta Air Lines, Inc. (NYSE: DAL) from October 2012 to October 2023, Virgin Galactic Holdings, Inc. (NYSE: SPCE) from October 2019 to June 2023, and Virgin Orbit Holdings, Inc. (Nasdaq: VORB) from December 2021 to August 2023, NextGen II from January 2021 to December 2021 and Air France-KLM S.A. (PAR: AF) from 2017 until February 2021. Mr. Mattson holds a B.S. degree in Electrical Engineering from Duke University and an M.B.A. from the Wharton School of the University of Pennsylvania.
Dietmar Ostermann. Mr. Ostermann has served as a member of our Board since March 2024, prior to which he served as a director of ElectraMeccanica since July 2022. Mr. Ostermann has consulted for a wide range of original equipment manufacturers (including Navistar, Daimler Truck, Proterra, Ashok Leyland, FAW, GM, Ford, Stellantis, Rivian, BMW, Mercedes, VW, Nissan and Hyundai) as well as many auto suppliers (including American Axle, Dana, Denso, Magna, Metalsa, and ZF) on topics of business strategy, product development and operations improvement. Mr. Ostermann most recently served as PricewaterhouseCoopers’s (“PwC’s”) Global and US Auto Advisory Leader based in Detroit, MI for 11 years. Prior to PwC, he led the global auto practice of management consulting firm PRTM in Boston, MA. Prior to that, he spent 17 years at the management consulting firm A.T. Kearney in the United States and Germany, where he served as Chief Executive Officer for three years. Mr. Ostermann currently serves as an independent director for auto suppliers Shape Corp, North American Stamping Group and Vistech, and as an advisory board member of EV Charger manufacturer and charging software solutions provider ChargePoint (Nasdaq:CHPT). Mr. Ostermann holds a bachelor’s degree in Industrial Engineering and Business from the University of Hamburg in Germany and a master’s degree in industrial and Systems Engineering and Business from the University of Southern California.
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
John F. Smith. Mr. Smith has served as a member of our Board since August 2025. Mr. Smith has been Principal of Eagle Advisors LLC, a strategy development and performance improvement consultancy since 2011. Mr. Smith previously served on the board of directors of: TI Fluid Systems plc (LON: TIFS), from 2017 to 2025; American Axle & Manufacturing (NYSE: AXL), from 2011 to 2025; Covisint Corp (Nasdaq: COVS), where he was Chairman from 2016 until its sale in 2017; and CEVA Logistics (SIX:CEVAL), from 2013 until it was taken private in 2019. In 2010, Mr. Smith retired as Group Vice President of General Motors, Corporate Planning and Alliances, after over forty-two years with GM. Mr. Smith also serves on the board, and as Secretary and Treasurer of Jeremie Rising, a 501(c)(3) non-profit organization he co-founded in 2019 dedicated to providing medical, educational and shelter-related relief to Haitians living in and around Jérémie, Haiti.
Alice Yake (Jackson). Ms. Yake has served as a member of our Board since December 2021. In April 2025, Ms. Yake began serving as VP – Grid Modeling Initiative of Breakthrough Energy. Previously, Ms. Yake served as Senior Vice President, System Strategy and Chief Planning Officer at Xcel Energy Inc. (Nasdaq: XEL), a major U.S. electricity and natural gas company, from June 2022 to March 2025. From May 2018 to June 2022, she served as President of Xcel Energy - Colorado. From September 2016 to May 2018, she served as Associate Vice President of Strategic Revenue Initiatives at Xcel Energy Inc. Ms. Yake has been a director of Liberty Energy Inc. (NYSE:LBRT) since October 2025. Ms. Yake is Chair of the Board of Directors of the Smart Electric Power Alliance, and sits on the boards of the Denver Museum of Nature and Science, Mile High United Way, Colorado Concern, and the American Red Cross CO/WY Chapter. Ms. Yake received a B.S. in Management Information Systems from Texas A&M University and completed the Harvard Business School Program for Leadership Development.
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
Our Board is divided into the following classes:
•Class I, which consists of Ed Rapp, Michael Richardson, and John F. Smith, whose terms will expire at our annual meeting of stockholders to be held in 2028;
•Class II, which consists of Alice K. Yake, George N. Mattson and Giordano Sordoni, whose terms will expire at our annual meeting of stockholders to be held in 2026; and
•Class III, which consists of Stuart Bernstein, Dietmar Ostermann and Dakota Semler, whose terms will expire at our annual meeting of stockholders to be held in 2027.
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
Director Independence
Each of the directors on our Board other than Dakota Semler and Giordano Sordoni qualifies as an independent director, as defined under the Nasdaq listing rules, and our Board consists of a majority of “independent directors,” as defined under the rules of the SEC and Nasdaq listing rules relating to director independence requirements. In addition, we are subject to the rules of the SEC and Nasdaq relating to the membership, qualifications and operations of the Audit Committee of the Board (the “Audit Committee”) and the Compensation Committee of the Board (the “Compensation Committee”).
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
Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, our Board has affirmatively determined that the following seven directors are independent directors within the meaning of the applicable Nasdaq listing standards: Mr. Bernstein; Mr. Mattson; Mr. Ostermann; Mr. Rapp; Mr. Richardson; Mr. Smith; and Ms. Jackson. Luisa Ingargiola, who left the Board during 2025, was determined to be “independent” during the period she served on the Board in 2025. In making these determinations, our Board considered the current and prior relationships that each director has with us and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our shares by each director and the transactions described in the section titled “Certain Related Person Transactions” and found that none of these directors or nominees for director had a material or other disqualifying relationship with the Company.

Board Leadership Structure
Our Board is currently chaired by the Chief Executive Officer of the Company, Mr. Semler. Our Board also has an appointed lead independent director, who was Mr. Mattson for the first half of 2025 and Mr. Ostermann starting July 1, 2025.
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
Our Board had appointed Mr. Mattson, and more recently, has appointed Mr. Ostermann as the lead independent director to help reinforce the independence of our Board as a whole. The position of lead independent director has been structured to serve as an effective balance to a combined Chief Executive Officer/Chair. The lead independent director is empowered, among other duties and responsibilities, to approve agendas and meeting schedules for regular Board meetings, preside over Board meetings in the absence of the Chair, preside over and establish the agendas for meetings of the independent directors, act as liaison between the Chair and the independent directors, approve information sent to our Board, preside over any portions of Board meetings at which the evaluation or compensation of the Chief Executive Officer is presented or discussed and, as appropriate upon request, act as a liaison to stockholders. In addition, it is the responsibility of the lead independent director to coordinate between our Board and management with regard to the determination and implementation of responses to any problematic risk management issues. As a result, the Company believes that the lead independent director can help ensure the effective independent functioning of our Board in its oversight responsibilities. In addition, the Company believes that the lead independent director is better positioned to build a consensus among directors and to serve as a conduit between the other independent directors and our Chair, for example, by facilitating the inclusion on meeting agendas of matters of concern to the independent directors. In light of the Chief Executive Officer’s extensive history with and knowledge of the Company, and because our Board’s lead independent director is empowered to play a significant role in our Board’s leadership and in reinforcing the independence of our Board, the Company believes that it is advantageous for the Company to combine the positions of Chief Executive Officer and Chair.
Role of the Board in Risk Oversight
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
Meetings of the Board of Directors
Our Board met 11 times, and acted by unanimous written consent in lieu of a meeting on eight occasions, during fiscal year 2025. Each member of our Board attended 75% or more of the aggregate number of meetings of our Board and of the committees on which he or she served, held during the portion of the last fiscal year for which he or she was a director or committee member, except Mr. Mattson, who attended 73% of such meetings.
As required under applicable Nasdaq listing standards, in fiscal year 2025, the Company’s independent directors met three times in regularly scheduled executive sessions at which only independent directors were present.
Board Committees
Our Board has established three standing committees: an Audit Committee; a Compensation Committee; and a Nominating and Corporate Governance Committee. Our Board adopted a charter for each of these committees, which complies with the applicable requirements of current Nasdaq rules. We will comply with future requirements to the extent they will be applicable to us. Copies of the charters for each committee are available on the investor relations portion of our website at

https://www.xostrucks.com/corporate-governance. The information provided on, or accessible through, our website is not a part of this Proxy Statement, nor is such information incorporated by reference herein, and such information should not be relied upon in determining whether to make an investment in our common stock.
Audit Committee
The Audit Committee consists of Ed Rapp, Stuart Bernstein, Dietmar Ostermann, George Mattson and John F. Smith. Ms. Yake and Messrs. Rapp, Bernstein and Mattson served on the Audit Committee throughout 2025, with our standing committees being reconstituted effective January 1, 2026. In addition, former director, Ms. Ingargiola, served on the Audit Committee from prior to 2025 until her resignation from our Board, effective June 24, 2025. Our Board determined that each of the members of the Audit Committee satisfies the independence requirements of Nasdaq and Rule 10A-3 under the Exchange Act. Each member of the Audit Committee can read and understand fundamental financial statements in accordance with Nasdaq audit committee requirements. In arriving at this determination, our Board examined each Audit Committee member’s scope of experience and the nature of their prior and/or current employment.
Mr. Rapp serves as the chair of the Audit Committee. Our Board determined that each of Messrs. Rapp, Ostermann and Smith qualifies (and that Ms. Ingargiola qualified) as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of Nasdaq listing rules. In making this determination, our Board considered such director’s formal education and previous experience in financial roles. Both our independent auditors and management periodically meet privately with the Audit Committee.
The Audit Committee met three times, and acted by unanimous written consent on five occasions, during fiscal year 2025 and is actively involved in the review and oversight of the Company’s financials, the development of the Company’s internal controls and accounting functions, among the committee’s other responsibilities.
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
Compensation Committee
Commencing January 1, 2026, the Compensation Committee has consisted of Dietmar Ostermann, Stuart Bernstein, Ed Rapp and Michael Richardson. Throughout 2025, the Compensation Committee consisted of Mr. Ostermann, Mr. Bernstein, George Mattson and Mr. Rapp. Mr. Mattson served as the chair of the Compensation Committee until April 3, 2025, when Mr. Mattson stepped down as chair of the Compensation Committee and the Board appointed Mr. Ostermann as the new chair. Our Board has determined that each of the members of the Compensation Committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act and satisfies the independence requirements of Nasdaq.
The Compensation Committee met six times, and acted by unanimous written consent on five occasions, during fiscal year 2025 and is actively involved in reviewing and defining our approach to compensation, including overall and executive compensation.
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
Compensation Committee Processes and Procedures
Typically, the Compensation Committee meets on a regular schedule several times per year. The agenda for each meeting is usually developed in coordination with the Chair of the Compensation Committee, in consultation with the Chief Executive Officer and the General Counsel. Various members of management and other employees as well as outside advisors or consultants may be invited by the Compensation Committee to make presentations, to provide financial or other background information or advice or to otherwise participate in Compensation Committee meetings.
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
Generally, the Compensation Committee’s process comprises two related elements: the determination of compensation levels and the establishment of performance objectives for the current year. For executives other than the Chief Executive Officer, the Compensation Committee solicits and considers evaluations and recommendations submitted to our Compensation Committee by the Chief Executive Officer. For all executives and directors, as part of its deliberations the Compensation Committee may review and consider, as appropriate, materials such as financial reports and projections, operational data, tax and accounting information, tally sheets that set forth the total compensation that may become payable to executives and directors in various hypothetical scenarios, and executive and director stock ownership information.
The Compensation Committee has the authority under its charter to retain outside consultants or advisors, as it deems necessary or advisable. In accordance with this authority, during fiscal year 2023 the Compensation Committee had engaged the services of Meridian LLP (“Meridian”) as its independent outside compensation consultant to provide services to our Board, including market-based analysis of executive compensation arrangements for our management team, which the Compensation Committee relied upon in setting the compensation of the named executive officers in fiscal year 2024. The Compensation Committee has not retained any independent outside compensation consultants since fiscal year 2023.
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
Compensation Committee Interlocks and Insider Participation
Throughout 2025, the Compensation Committee consisted of George Mattson, Stuart Bernstein, Dietmar Ostermann and Ed Rapp. Mr. Mattson served as chair until April 3, 2025, when Mr. Ostermann took over the gavel. None of the members of the Compensation Committee is currently, or has been at any time, one of our officers or employees. None of our executive officers currently serves, or has served during the last year, as a member of the Board or compensation committee of any entity that has one or more executive officers serving as a member of our Board or Compensation Committee.
Nominating and Corporate Governance Committee
The Nominating and Corporate Governance Committee consists of Alice Yake, George Mattson, Dietmar Ostermann and Michael Richardson. Ms. Yake serves as the chair of the Nominating and Corporate Governance Committee. Mr. Ostermann was appointed to the Nominating and Corporate Governance Committee effective January 1, 2026. Our Board has determined that each of the members of the Nominating and Corporate Governance Committee satisfies the independence requirements of Nasdaq.
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
•periodically review and assess the Company’s corporate governance guidelines and the Code of Conduct, and, as appropriate, recommend changes to the Board for its consideration;
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
Our Nominating and Corporate Governance Committee met six times, and acted by unanimous written consent on four occasions, during fiscal year 2025 and is actively involved in our governance and operations.
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
Our Certificate of Incorporation requires us to indemnify and advance expenses, to the fullest extent permitted by applicable law, to our directors and officers (and we may indemnify and provide advancement of expenses to employees, agents any other persons to which applicable law permits us to provide indemnification). We maintain a directors’ and officers’ insurance policy pursuant to which our directors and officers are insured against liability for actions taken in their capacities as directors and officers. Finally, our Certificate of Incorporation prohibits any retroactive changes to the rights or protections available to, or to increase the liability of, any director in effect at the time of the alleged occurrence of any act or omission to act giving rise to liability or indemnification.
In addition, we have entered into separate indemnification agreements with our directors and officers. These agreements, among other things, require us to indemnify our directors and officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or officer in any action or proceeding arising out of their services as one of our directors or officers or any other company or enterprise to which the person provides services at our request.
We believe these provisions in our Certificate of Incorporation are necessary to attract and retain qualified persons as directors and officers.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Based solely on our review of Section 16 reports filed with the SEC and written representations from certain reporting persons provided to us, we believe that all Section 16(a) SEC filing requirements applicable to our directors and executive officers the fiscal year ended December 31, 2025 were timely met, except for the following:
•Mr. Sordoni’s Form 4 filed on January 15, 2025 late in reporting shares withheld on January 10, 2025 to satisfy tax withholding obligations in connection with the vesting of previously reported RSUs;
•An aggregate of three Forms 4 filed on March 13, 2025 by Dakota Semler, Giordano Sordoni and Liana Pogosyan (one each), were late in reporting shares withheld on March 10, 2025 to satisfy tax withholding obligations in connection with the vesting of previously reported RSUs;
•An aggregate of two Forms 4 filed by George Mattson and Ed Rapp on April 30, 2025 (one each) were late in reporting the grant of RSUs on April 10, 2025 in lieu of certain cash payments pursuant to our Third Amended and Restated Non-Employee Director Compensation Policy; and

•A Form 4 filed on May 30, 2025 by Luisa Ingargiola was late in reporting a transaction on May 27, 2025 for the sale of common stock.
Code of Conduct for Employees, Executive Officers and Directors
Our Board adopted a Code of Conduct (the “Code of Conduct”), applicable to all of our employees, officers (including our principal executive officer, principal financial officer and principal accounting officer) and directors. The Code of Conduct is available on our website at https://www.xostrucks.com/corporate-governance. The Nominating and Corporate Governance Committee of our Board is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. Any amendments to the Code of Conduct, or any waivers of its requirements, that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, will be disclosed on our website within the time period required by the SEC. Upon request to our secretary, we will provide a copy of our Code of Conduct to any person without charge.
Corporate Governance Guidelines
Our Board adopted the Xos, Inc. Corporate Governance Guidelines to assure that our Board will have the necessary authority and practices in place to review and evaluate our business operations as needed and to make decisions that are independent of our management. The guidelines are also intended to align the interests of directors and management with those of our stockholders. The Corporate Governance Guidelines set forth the practices our Board intends to follow with respect to Board composition and selection including diversity, Board meetings and involvement of senior management, Chief Executive Officer performance evaluation and succession planning, and Board committees and director compensation. The Corporate Governance Guidelines, as well as the charters for each committee of our Board, may be viewed on our website at https://www.xostrucks.com/corporate-governance.
Insider Trading and Hedging Policy
We have adopted the Xos, Inc. Amended and Restated Insider Trading Policy (the “Insider Trading Policy”) governing the purchase, sale, and/or other dispositions of our securities by our directors, officers and employees (including members of their immediate families and anyone with whom they share a household) that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any Nasdaq listing standards applicable to the Company. While the Insider Trading Policy does not apply to the Company directly, the Company seeks to comply with all insider trading laws, rules and regulations, and applicable listing standards in connection with any transactions it may make involving our stock.
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
The foregoing summary of our Insider Trading Policy does not purport to be complete and is qualified by reference to the full text of such policy, as amended, copies of which can be found as Exhibits 19.1 and 19.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 11. Executive Compensation
The following disclosure concerns the compensation arrangements of our named executive officers. As a “smaller reporting company” as defined Rule 12b-2 promulgated under the Exchange Act, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to smaller reporting companies.
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
For the year ended December 31, 2025, Xos’s named executive officers were:
•Dakota Semler - Chief Executive Officer;

•Giordano Sordoni - Chief Operating Officer; and
•Liana Pogosyan - Chief Financial Officer.
Summary Compensation Table
The following table sets forth information concerning the compensation of the named executive officers for the fiscal years ended December 31, 2024 and 2025.

Name and Position	Year	Salary(1) ($)	Bonus(2) ($)	Non-equity incentive plan compensation(3) ($)	Stock Awards(4) ($)	All other compensation ($)		Total ($)
Dakota Semler Chief Executive Officer	2025	$263,966	$—	$233,589	$1,938,474	$44,245	(5)	$2,480,274
	2024	$392,308	$106,250	$58,325	$2,103,950	$30,000	(5)	$2,690,833
Giordano Sordoni Chief Operating Officer	2025	$256,731	$—	$233,589	$1,938,474	$—		$2,428,794
	2024	$346,154	$93,750	$51,463	$1,936,395	$—		$2,427,762
Liana Pogosyan Chief Financial Officer(6)	2025	$295,385	$—	$127,176	$463,548	$—		$886,109

__________________
(1)Salary amounts represent actual amounts paid during 2024 and 2025. Effective October 28, 2024, each of Messrs. Semler and Sordoni’s base salary rate was reduced by 50%.
(2)On March 13, 2025, the Compensation Committee of the Company’s Board determined to award discretionary bonuses to participants in the 2024 Bonus Plan (as defined below) who remain employed by the Company at the time of payment, in the amounts that they would have earned under the 2024 Bonus Plan had the minimum targets for Operating Cash Flow and Gross Margin (as each term is defined below) been achieved.
(3)Comprise amounts paid pursuant to the annual cash bonus program based on performance in the applicable fiscal year, as described in “Cash Bonuses - Annual Cash Bonus Program” below.
(4)Amounts reported represent the aggregate grant-date fair value of awards granted to our named executive officers during 2024 and 2025, computed in accordance with FASB ASC Topic 718 Compensation-Stock Compensation (“ASC 718”). The assumptions used in calculating the grant-date fair value of the awards reported in this column are set forth in the notes to our consolidated financial statements. The amount does not reflect the actual economic value that may be realized by the named executive officer.
(5)Consists of amounts related to Mr. Semler’s use of Xos administrative support for personal matters.
(6)Ms. Pogosyan served as our Senior VP Accounting and Acting Chief Financial Officer from May 2023 to August 10, 2025, when she was appointed as our Chief Financial Officer. Ms. Pogosyan was not one of our named executive officers in 2024.
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

Base Salary
Base salary is generally set at a level that is commensurate with the executive’s duties and authorities, contributions, prior experience and sustained performance. In connection with management’s efforts to reduce operating costs in order to conserve financial resources, our Chief Executive Officer and Chief Operating Officer accepted temporary reductions in their annual base salaries of approximately 50%, effective as of October 28, 2024. The timing of any restoration of such base salaries for those who remain employed will be based on evolving business and economic conditions and will be made in consultation with, and pursuant to the consent of, the Board of Directors.
On May 9, 2025, our Compensation Committee established the 2025 annual base salaries for our executive team, including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, including both (a) target levels that will apply if and when the Board determines that the Company’s economic condition has sufficiently improved (“Target 2025 Salary”), and (b) temporarily reduced levels which will apply in the meantime (“Austerity 2025 Salary”). The Target 2025 Salary was set at $450,000 and the Austerity 2025 Salary was set at $300,000 for each of our Chief Executive Officer and our Chief Operating Officer, and at $350,000 and $300,000, respectively, for our Chief Financial Officer.
Cash Bonuses
Discretionary Cash Bonuses
From time to time, our Board or the Compensation Committee, in its discretion, may approve bonuses for our named executive officers based on individual performance, Company performance or as otherwise determined to be appropriate. On March 13, 2025, the Compensation Committee of our Board determined to award discretionary bonuses to participants in the 2024 Bonus Plan who remain employed by the Company at the time of payment. Such discretionary bonuses were awarded in recognition of Xos’s 2024 results falling just short of the minimum thresholds for payment under the Operating Cash Flow and Gross Margin performance criteria of the 2024 Bonus Plan in spite of unforeseen challenges encountered by the Company during 2024, and are in the respective amounts that the recipients would have earned under the 2024 Bonus Plan had the minimum targets for operating cash flow and gross margin, in fact, been achieved. No discretionary bonuses were awarded to our named executive officers with respect to 2025 performance.
Annual Cash Bonus Program
Under the Company’s 2021 Equity Incentive Plan, as amended (the “2021 Plan”), the Compensation Committee has established an annual cash bonus program with performance goals in order to tie executive bonuses to Company performance. In determining the target awards for our executives under our annual cash bonus program for 2025 (the “2025 Bonus Plan”), the Compensation Committee reviewed the executives’ job responsibilities, market data based on peer group benchmarking and internal equity.
The Compensation Committee selected the following four financial measures by which to assess 2025 performance for purposes of the awards under the 2025 Bonus Plan: (i) Operating Cash Flow; (ii) Revenue; (iii) Gross Margin; and (iv) Unit Deliveries. The 2025 Bonus Plan established performance targets for both the first half of 2025 and the second half of 2025 with 50% of each participant’s total annual target bonus amount serving as the baseline payout applicable to each half year. The 2025 Bonus Plan targeted payouts for August 2025 with respect to the first half of 2025 and March 2026 with respect to the second half of 2025, provided that we have a minimum cash balance of $6 million at the time of payment.
The tables below show, for each of the first and second halves of 2025, the selected financial performance measures, their respective weightings, and their respective performance goals.

			First Half 2025 Performance Goals
Performance Criteria	Weighting	Unit	Below Low	Low	Baseline	High(5)
Operating Cash Flow(1)	25%	USD (in thousands)	<$(9,000)	$(9,000)	$(6,401)	n/a
Revenue(2)	25%	USD (in thousands)	<$28,200	$28,200	$37,774.50	n/a
Gross Margin(3)	25%	USD (in thousands)	<$3,350	$3,350	$8,519.50	n/a
Unit Delivery Volume(4)	25%	#	<148	148	250	n/a
Payout as Percentage of Weighted Portion of Target Annual Bonus		%	0%	50%	100%

			Second Half 2025 Performance Goals
Performance Criteria	Weighting	Unit	Below Low	Low	Baseline	High(5)
Operating Cash Flow(1)	25%	USD (in thousands)	<$(9,000)	$(9,000)	$(6,401)	$401
Revenue(2)	25%	USD (in thousands)	<$28,200	$28,200	$37,774.50	$75,549
Gross Margin(3)	25%	USD (in thousands)	<$3,350	$3,350	$8,519.50	$17,039
Unit Delivery Volume(4)	25%	#	<149	149	250	500
Payout as Percentage of Weighted Portion of Target Annual Bonus		%	0%	50%	100%	200%
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
(5)Any excess in performance above Baseline in the First Half shall be added to the performance in Second Half for purposes of calculating Second Half achievement.
The tables below show the achievement in each of the first and second halves of 2025 for the selected financial performance measures, their respective weightings, and the total percentage payouts.

		First Half 2025 Results
Performance Criteria	Unit	Achievement	Criteria Payout Percentage	Weighting	Half Year Payout Percentage	Annual Payout Percentage
Operating Cash Flow	USD (in thousands)	$(111)	>100%	25%	25%	12.5%
Revenue	USD (in thousands)	$24,376	—%	25%	—%	—%
Gross Margin	USD (in thousands)	$2,946	—%	25%	—%	—%
Unit Deliveries	#	164	57.8%	25%	14.5%	7.2%

		Second Half 2025 Results
Performance Criteria	Unit	Achievement	Criteria Payout Percentage	Weighting	Half Year Payout Percentage	Annual Payout Percentage
Operating Cash Flow	USD (in thousands)	$700	200%	25%	50%	25%
Revenue	USD (in thousands)	$21,600	—%	25%	—%	—%
Gross Margin	USD (in thousands)	$2,600	—%	25%	—%	—%
Unit Deliveries	#	164	57.4%	25%	14.4%	7.2%

The table below shows the (i) 2025 target annual bonus amount (in the aggregate for the First Half and Second Half of 2025) and (ii) the 2025 actual aggregate payouts for each of our named executive officers under the 2025 Bonus Plan:

	2025 Target Amount	Total Payout Percentage	2025 Actual Total Payout
Dakota Semler Chief Executive Officer	$450,000	51.91%	$233,589
Giordano Sordoni Chief Operating Officer	$450,000	51.91%	$233,583
Liana Pogosyan Chief Financial Officer	$245,000	51.91%	$127,176
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
Executive officers have access to an administrative assistant who, from time to time, may provide administrative support for personal matters of the executive officer, the benefit of which is based on the actual time spent.
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
Prior to the completion of the Business Combination, Legacy Xos issued options to purchase Legacy Xos common stock to employees and nonemployees, including our named executive officers, under the Xos, Inc. 2018 Stock Plan (the “2018 Plan”). Following the Business Combination, we issued and plan to continue issuing Restricted Stock Units (“RSUs”) to our employees and eligible nonemployees, including our named executive officers, under the 2021 Plan. Additionally, a significant portion of total compensation has traditionally been in the form of equity awards. In 2025, the Compensation Committee granted each of the named executive officers RSUs in amounts set forth in the table below. One-third of the RSUs granted on

September 10, 2025, vested on March 10, 2026, with the remainder to vest ratably on a monthly basis over the twenty-four months immediately thereafter, subject to the individual’s continued service.

Name	Grant Date	Number of RSUs granted
Dakota Semler	9/10/2025	646,158

Giordano Sordoni	9/10/2025	646,158

Liana Pogosyan	9/10/2025	154,516

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
The Company did not grant stock options (or similar awards) during 2025 to any named executive officer during any period beginning four business days before and ending one business day after the filing of any Company periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of any Company Form 8-K that disclosed any material non-public information.
Outstanding Equity Awards at 2025 Fiscal Year-End
The following table presents information regarding outstanding equity awards held by our named executive officers as of December 31, 2025. Award amounts in the following table and footnotes have been adjusted for the Reverse Stock Split, as necessary.

		Stock Awards
Name	Grant Date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)(1)
Dakota Semler	9/10/2025	646,158	(2)	$1,169,546
	8/10/2024	116,864	(3)	$211,524
	5/10/2023	35,222	(4)	$63,752
	8/3/2022	466	(5)	$843
Giordano Sordoni	9/10/2025	646,158	(2)	$1,169,546
	8/10/2024	107,212	(3)	$194,054
	5/10/2023	35,222	(4)	$63,752
	7/11/2022	873	(5)	$1,580
Liana Pogosyan	9/10/2025	154,516	(2)	$279,674
	8/10/2024	26,885	(3)	$48,662
	2/10/2022	144	(6)	$261
__________________
(1)Market value reflects the number of RSUs multiplied by $1.81 per share, which was the closing price of the Common Stock on December 31, 2025.

(2)One-third of the RSU vested on March 10, 2026, with the remainder to vest ratably on a monthly basis over the twenty-four months immediately thereafter, subject to continued service.
(3)One-third of the RSU vested on April 10, 2025, with the remainder to vest ratably on a monthly basis over the twenty-four months immediately thereafter, subject to continued service.
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
(6)Twenty-five percent (25%) of the RSUs vested on February 10, 2023, with the remainder to vest ratably on a monthly basis over the thirty-six months immediately thereafter, subject to continued service.
Agreements with Xos Named Executive Officers
We were party to agreements with each of our named executive officers, as summarized below.
Offer letter agreement with Dakota Semler
On September 6, 2016, Mr. Semler entered into an offer letter agreement with Legacy Xos to serve as its Chief Executive Officer. Mr. Semler’s employment would continue until terminated in accordance with the terms of the offer letter agreement.
Offer letter agreement with Giordano Sordoni
On September 7, 2016, Mr. Sordoni entered into an offer letter agreement with Legacy Xos to serve as Director of Business Development. Mr. Sordoni’s employment would continue until terminated in accordance with the terms of the offer letter agreement. Mr. Sordoni was subsequently promoted to Chief Operating Officer.
Executive Employment Agreements with each of Dakota Semler and Giordano Sordoni
On June 26, 2025, we entered into Executive Employment Agreements (the “Employment Agreements”) with each of Mr. Semler and Mr. Sordoni (the “Executive Employees”). Other than certain compensation in connection with a qualifying termination as described below, the Employment Agreements generally provide for the same terms of employment as the Executive Employees were subject to immediately prior to entering such Employment Agreements, including without limitation: annualized base salaries of $450,000; an annual short-term incentive compensation plan with target amounts equal to 100% of base salary (“Target Bonus”); equity awards at the discretion of the board; and certain other benefits and perquisites.
In the event an Executive Employee's employment is terminated for any reason, the Executive Employee shall be paid all accrued but unpaid base salary and accumulated but unused paid time off, and reimbursement for any business expenses incurred by the Executive Employee and not yet reimbursed as of the date of termination (collectively, the "Accrued Payments").
In addition to the Accrued Payments, in the event an Executive Employee's employment is terminated by us without Cause (as defined in the Employment Agreements) or by the Executive Employee either with Good Reason (as defined in the Employment Agreements) or within six months prior to, or twenty-four months after, a Change in Control or Corporate Transaction (as such terms are defined in the 2021 Plan, then, subject to conditions including the Executive Employee's compliance with his Employment Agreement and entry into a release and waiver, we shall provide the terminated Executive Employee with the following severance benefits:
(1) Cash severance payments equal to (i) twelve (12) months of base salary plus (ii) the greater of (A) the average short term incentive plan ("STIP") bonus earned by the Executive Employee in the two prior years and (B) 100% of the target annual STIP bonus for the fiscal year in which the termination of employment occurs;
(2) Payment of a severance amount equal to the Target Bonus the Executive Employee would have earned had they achieved all objective and subjective performance conditions for the year in which their employment was terminated (or, if no Target Bonus was established for that year, then the Target Bonus for the last performance year during which the Executive Employee had a Target Bonus), prorated for the portion of the year that the Executive Employee remained employed (the "Pro-Rata Bonus Amount");

(3) Payment of the Executive Employee's health care insurance premiums for six months for an individual plan purchased by the Executive Employee, or up to twelve months if the Executive Employee elects continuation coverage under COBRA; and
(4) All of the Executive Employee's unvested equity awards (the "Awards") under the 2021 Plan will accelerate and vest, and any Performance Awards (as defined in the 2021 Plan) that have multiple vesting levels depending on the level of performance will accelerate at 100% of the target level.
In the event an Executive Employee's employment is terminated due to the Executive Employee's death or Disability (as defined in the Employment Agreements), the Executive Employee (or his estate) will receive the Accrued Payments and the Pro-Rata Bonus Amount, and all such Executive Employee's Awards under the 2021 Plan shall continue to vest for a period of twelve months following the date of such termination.
The Employment Agreements also clarify that the temporary reductions in salary accepted by Messrs. Semler and Sordoni effective October 28, 2024, as adjusted by the Compensation Committee of our board of directors on May 9, 2025, only reduce the actual monthly salaries to be paid to such Executive Employees and have no effect on the rate of base salary used to calculate any other benefits, including without limitation the amounts of target bonuses and the amounts of any payments due upon termination of employment.
Offer letter agreement with Liana Pogosyan
On January 5, 2022, Ms. Pogosyan entered into an offer letter agreement with us to serve as Corporate Controller. Ms. Pogosyan was subsequently promoted to Vice President of Finance and Acting Chief Financial Officer. On November 21, 2023, we and Ms. Pogosyan entered into an amendment (the “2023 Offer Letter Amendment”) to the offer letter dated January 5, 2022. On August 11, 2025, we and Ms. Pogosyan executed a Promotion Letter in connection with her appointment as Chief Financial Officer, which amended her offer letter to reflect her new titles. The 2023 Offer Letter Amendment provides certain payments and benefits upon any termination of employment without Cause (as defined in the 2023 Offer Letter Amendment) or upon resignation for Good Reason (as defined in the 2023 Offer Letter Agreement) during the period commencing one year prior to a Change of Control (as defined in the 2023 Offer Letter Agreement) and ending two years following such Change of Control (i.e., a double trigger). These payments and benefits include (i) a lump-sum cash payment of one-half of Ms. Pogosyan’s annual base salary in effect immediately prior to the termination, (ii) a cash payment of Ms. Pogosyan’s target yearly cash bonus then in effect for the performance year in which such termination occurs (or, if no such target has been set, then no less than the target yearly cash bonus for the prior year) and (iii) immediate vesting of Ms. Pogosyan’s unvested time-vesting equity awards and prorated vesting of performance-vesting equity awards based on the level of achievement of such performance goals as of Ms. Pogosyan’s termination of employment.
Clawbacks
In November 2023, our Board adopted our Incentive Compensation Recoupment Policy, which is intended to comply with the final clawback rules adopted by Nasdaq and approved by the SEC pursuant to Section 10D and Rule 10D-1 of the Exchange Act and the related Nasdaq listing requirements.
Pay Versus Performance Disclosure
As required by Item 402(v) of Regulation S-K, which was mandated by Section 953(a) of the Dodd-Frank Act, we are providing the following information about the relationship between “compensation actually paid” to our principal executive officer (“PEO”) and average “compensation actually paid” to our named executive officers (“NEOs”) and the financial performance of the Company for 2025 and 2024, in each case calculated in a manner consistent with SEC rules.

Year	Summary Compensation Table Total for PEO(1)	Compensation Actually Paid to PEO (1)(2)	Average Summary Compensation Table Total for Non-PEO NEOs (2)(3)	Average Compensation Actually Paid to Non-PEO NEOs (3)	Value of Initial Fixed $100 Investment Based On Total Shareholder Return(4)	Net Income (in millions)
2025	$2,480,274	$1,493,297	$1,657,452	$1,058,348	$22.68	$(25.3)
2024	$2,690,833	$1,336,815	$1,922,673	$893,038	$40.60	$(50.2)
(1)The PEO reflected in these columns for 2024 and 2025 is Dakota Semler.

(2)Compensation actually paid (“CAP”) to our PEO and Non-PEO NEOs is calculated based on the “Total Compensation” reported in the Summary Compensation Table (“SCT”) for each of the applicable fiscal years, adjusted to exclude and include certain items in accordance with Item 402(v) of Regulation S-K, as follows.
PEO SCT Total to CAP Reconciliation:

Fiscal Year	SCT Total	Deductions from SCT Total (i)	Additions to SCT Total (ii)				CAP
			Fair Value of Current Year Equity Awards for Covered Fiscal Year	Change in Value of Prior Years’ Awards Unvested for Covered Fiscal Year	Vesting Date Fair Value of Awards vesting in Year Granted	Change in Value of Prior Years’ Awards that Vested in Covered Fiscal Year
2025	$2,480,274	$1,938,474	$1,169,546	$(218,149)	$—	$101	$1,493,297
2024	$2,690,833	$2,103,950	$976,212	$(303,246)	$105,870	$(28,903)	$1,336,815

Average Non-PEO NEOs SCT Total to CAP Reconciliation:

Fiscal Year	SCT Total	Deductions from SCT Total (i)	Additions to SCT Total (ii)				CAP
			Fair Value of Current Year Equity Awards for Covered Fiscal Year	Change in Value of Prior Years’ Awards Unvested for Covered Fiscal Year	Vesting Date Fair Value of Awards vesting in Year Granted	Change in Value of Prior Years’ Awards that Vested in Covered Fiscal Year
2025	$1,657,452	$1,201,011	$724,610	$(121,790)	$—	$(912)	$1,058,348
2024	$1,922,673	$1,507,374	$694,079	$(248,530)	$60,934	$(28,744)	$893,038
(i)    Represents the grant date fair value of equity-based awards granted each year. The fair values of equity compensation, including such amounts described in the tables below, are calculated in accordance with FASB ASC Topic 718. All assumptions made in the valuations are contained and described in footnote 13 to the Company’s financial statements for 2025 contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 30, 2026. The amounts shown in the table reflect the total fair value on the date of grant and do not necessarily reflect the actual value, if any, that may be realized by the NEOs.
We did not report a change in pension value for any of the years reflected in this table because the Company does not maintain a pension plan and therefore a deduction from SCT related to pension value is not needed.
(ii)    Reflects the value of equity calculated in accordance with the SEC methodology for determining CAP for each year shown. The fair values of equity compensation, including such amounts described in the tables below, are calculated in accordance with FASB ASC Topic 718. All assumptions made in the valuations are contained and described in footnote 13 to the Company’s financial statements for 2025 contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 31, 2026. The amounts shown in the table reflect the total fair value on the applicable date(s) listed in the table above, and do not necessarily reflect the actual value, if any, that may be realized by the NEOs.
(3)The non-PEO NEOs reflected in these columns are, (i) for 2025: Giordano Sordoni and Liana Pogosyan; and (ii) for 2024: Giordano Sordoni and Christen Romero.
(4)Represents cumulative total return to holders of our common stock, from December 29, 2023 (the last trading day before 2024) through December 31, 2025, calculated from the market close on the last trading day before Fiscal 2024 through and including the end of each applicable fiscal year in the table above for which the total shareholder return is being calculated. The total shareholder return assumes that $100 was invested in our common stock on December 29, 2023 through December 31, 2025, including reinvestment of any dividends.

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
On August 8, 2022, our Board adopted the Xos, Inc. Third Amended and Restated Non-Employee Director Compensation Policy (as amended from time to time, the “Director Compensation Policy”). Pursuant to this policy, each member of our Board who is not our employee, and who was not otherwise precluded from participation in the Director Compensation Policy, receives the following equity compensation for his or her service as a member of our Board:
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
On March 11, 2026, our Board adopted the Xos, Inc. Fourth Amended and Restated Non-Employee Director Compensation Policy, which added an annual cash retainer of $20,000 for service as a non-employee director of the Company. This annual cash retainer, like those for leadership roles, is payable in equal quarterly installments in arrears on the last day of each fiscal quarter in which service occurred, prorated for any partial quarter of service.
Our policy is to reimburse directors for reasonable and necessary out-of-pocket expenses incurred in connection with attending Board and committee meetings or performing other services in their capacities as directors.
Messrs. Semler and Sordoni do not receive additional compensation for their services as directors.
The following table contains information concerning the compensation of our non-employee directors in fiscal year 2025.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(1)(2)(3)	All Other Compensation ($)	Total ($)
Stuart Bernstein	-		$199,606	-	$199,606
George Mattson	$15,000	(4)	$213,445	-	$213,445
Dietmar Ostermann	$20,000	(5)	$199,606	-	$219,606
Ed Rapp	$20,000	(6)	$219,298	-	$219,298
Michael Richardson	-		$199,606	-	$199,606
John F. Smith	-		$142,511	-	$142,511
Alice Yake	$10,000	(7)	$204,566	-	$209,566
__________________
(1)Amounts reported represent the aggregate grant date fair value of the RSUs granted to our non-employee directors during 2025 under the 2021 Plan, in each case computed in accordance with ASC 718. The assumptions used in calculating the grant-date fair value of the RSUs reported in this column are set forth in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. This amount does not reflect the actual economic value that may be realized by the director.
(2)On July 10, 2025, pursuant to the Director Compensation Policy, Mr. Mattson, Mr. Bernstein, Mr. Ostermann, Mr. Rapp, Mr. Richardson and Ms. Yake were each granted 62,377 RSUs as an Annual Grant. Mr. Smith joined the Board in August 2025, and on October 10, 2025, the Compensation Committee granted Mr. Smith 52,978 RSUs representing a pro rata portion of the Annual Grants received by the other non-employee directors in accordance with the estimated days he would be serving on the board from the 2025 Annual Meeting to the 2026 Annual Meeting. For Mr. Mattson, Mr. Rapp and Ms. Yake, includes awards of RSUs in lieu of quarterly cash fees for service as committee chair and/or lead independent director which are also reported in the “Fees Earned... in Cash” column (see footnotes 4, 6 and 7).
(3)The table below shows the aggregate number of shares of Common Stock subject to equity awards outstanding for each of our non-employee directors as of December 31, 2025:

Name	Stock Awards (#)
Stuart Bernstein	62,377
George Mattson	62,377
Dietmar Osterman	62,377
Ed Rapp	62,377
Michael Richardson	62,377
John F. Smith	52,978
Alice Yake	62,377
(4)Mr. Mattson earned $15,000 of annual cash retainers during 2025; however, he elected to receive such amounts in fully vested RSUs under the 2021 Plan in lieu of cash payments, in accordance with the Director Compensation Policy described above. On March 31, 2026, Mr. Mattson amended his election to exclude the new annual cash retainer for service as a non-employee director and to terminate his election entirely at the end of calendar 2026.
(5)Mr. Ostermann earned $20,000 of annual cash retainers during 2025.
(6)Mr. Rapp earned $20,000 of annual cash retainers during 2025; however, he elected to receive such amounts in fully vested RSUs under the 2021 Plan in lieu of cash payments, in accordance with the Director Compensation Policy described above.
(7)Ms. Yake earned $10,000 of annual cash retainers during 2025; however, she elected to receive 50% of such amounts in fully vested RSUs under the 2021 Plan in lieu of cash payments, in accordance with the Director Compensation Policy described above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2025.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (4)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,097,278 (2)	$0.66	2,299,760 (3)
Equity compensation plans not approved by security holders	-	$—	-
Total	3,097,278	$0.66	2,299,760
__________________
(1)The weighted average exercise price is calculated based solely on outstanding stock options. It does not take into account the 3,096,067 shares issuable upon vesting of outstanding RSU awards without any cash consideration payable for those shares.
(2)Consists of outstanding RSU awards under the 2021 Plan and 1,211 shares of Common Stock underlying Options previously granted under the 2018 Plan. The 2018 Plan was terminated in connection with the Business Combination and no additional awards may be granted under the 2018 Plan. Excludes purchase rights (if any) accruing under the Xos, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”).
(3)As of December 31, 2025, 1,725,374 shares of Common Stock remained available for future issuance under the 2021 Plan, and 574,386 shares of Common Stock remained available for future issuance under the ESPP. The number of shares remaining available for future issuance under the 2021 Plan automatically increases on January 1st each year, through and including January 1, 2031 in an amount equal to 5% of the total number of shares of the Common Stock outstanding on December 31st of the preceding year, or a lesser number of shares as determined by our Board of Directors prior to January 1st of a given year. The number of shares remaining available for future issuance under the ESPP automatically increases on January 1st of each year through and including January 1, 2031, in an amount equal to the least of (i) 1.5% of the total number of shares of the Company’s Common Stock outstanding on December 31st of the preceding calendar year, (ii) 200,000 shares of Common Stock (as adjusted for the Reverse Stock Split effected on December 4, 2023), or (iii) a number of shares as determined by our Board of Directors prior to January 1st of a given year. On January 1, 2026, the number of shares available for issuance under the ESPP automatically increased by 171,051 shares.
(4)Subsequent to December 31, 2025, an additional 570,172 shares of Common Stock became available for issuance under the 2021 Plan as of January 1, 2026 pursuant to an automatic increase.
Certain Beneficial Owners, Directors and Executive Officers
The following table sets forth information known to us regarding the beneficial ownership of our Common Stock as of April 16, 2026 (the “Measurement Date”), by:
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
The beneficial ownership percentages set forth in the table below are based on 12,004,597 shares of our Common Stock issued and outstanding as of the Measurement Date. In computing the number of shares beneficially owned by a person and the percentage ownership of such person, we deemed to be outstanding all shares subject to stock awards held by that person that are issuable upon settlement of RSUs and all shares subject to options and/or warrants, as applicable, held by the person that vest within the next 60 days, in the case of RSUs, or that are currently exercisable or would be exercisable within 60 days of the Measurement Date. However, except as described above, we did not deem such shares outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, the persons and entities named in the table have sole voting and investment power with respect to their beneficially owned Common Stock.

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock
Directors and Named Executive Officers:
Dakota Semler(2)	419,624	3.5%
Giordano Sordoni(3)	1,179,736	9.8%
Liana Pogosyan(4)	59,977	*
Stuart Bernstein(5)	37,509	*
George N. Mattson(6)	322,635	2.7%
Dietmar Ostermann(7)	20,567	*
Ed Rapp(8)	90,821	*
Michael Richardson(9)	24,887	*
John F. Smith(10)	0	*
Alice Yake(11)	42,308	*
All Directors and Current Executive Officers of the Company as a Group (ten individuals)(12)	2,198,064	18.0%
Five Percent Holders:
Aljomaih Automotive Co.(13)	2,684,682	21.9%
Emerald Green Trust(14)	1,561,229	13.0%
__________________
* Less than one percent.
(1)Unless otherwise noted, the business address of those listed in the table above is 3550 Tyburn Street, Los Angeles, California 90065.
(2)Consists of: (i) 364,714 shares of Common Stock held directly by Mr. Semler; and (ii) 54,910 shares of Common Stock that may be acquired upon the settlement of outstanding RSUs within 60 days of the Measurement Date. Does not include: (a) 471,975 shares of Common Stock that may be acquired upon settlement of outstanding RSUs more than 60 days after the Measurement Date; or (b) any shares held by the Emerald Green Trust, of which Mr. Semler is the beneficiary, because he has no voting or dispositive power over the shares held by Emerald Green Trust.
(3)Consists of: (i) 1,126,033 shares of Common Stock held by Mr. Sordoni; and (ii) 53,703 shares of Common Stock that may be acquired upon the settlement of outstanding RSUs within 60 days of the Measurement Date. Does not include 465,944 shares of Common Stock that may be acquired upon settlement of outstanding RSUs more than 60 days after the Measurement Date.

(4)Consists of: (i) 48,032 shares of Common Stock held by Ms. Pogosyan; and (ii) 11,945 shares of Common Stock that may be acquired upon the settlement of outstanding RSUs within 60 days of the Measurement Date. Does not include 106,938 shares of Common Stock that may be acquired upon settlement of outstanding RSUs more than 60 days after the Measurement Date.
(5)Consists of: (i) 31,710 shares of Common Stock held directly by Mr. Bernstein; (ii) 4,133 shares of Common Stock held by Bernstein Investment Partners LLC, an entity of which Mr. Bernstein is a managing member; and (iii) 1,666 shares of Common Stock issuable upon exercise of 50,002 public warrants (every 30 public warrants are exercisable for one share of Common Stock) held by Bernstein Investment Partners LLC. Does not include 62,377 shares of Common Stock that may be acquired upon settlement of outstanding RSUs more than 60 days after the Measurement Date.
(6)Consists of: (i) 131,250 shares of Common Stock held by NGAC GNM Feeder LLC (“NGAC”), which Mr. Mattson may be deemed to beneficially own by virtue of his shared control over NGAC; (ii) 88,667 shares of Common Stock issuable upon exercise of and 2,660,020 public warrants (every 30 public warrants are exercisable for one share of Common Stock) held by NGAC; (iii) 33,333 shares of Common Stock held by GNM ICBC LLC (“GNM”), which Mr. Mattson may be deemed to beneficially own by virtue of his shared control over GNM; and (iv) 69,385 shares held directly by Mr. Mattson. Does not include 62,377 shares of Common Stock that may be acquired upon settlement of outstanding RSUs more than 60 days after the Measurement Date.
(7)Consists of 20,567 shares of Common Stock held directly by Mr. Ostermann. Does not include 62,377 shares of Common Stock that may be acquired upon settlement of outstanding RSUs more than 60 days after the Measurement Date.
(8)Consists of (i) 21,172 shares of Common Stock held by Edward Joseph Rapp TTEE U/A DTD 02/07/2005 (“EJR Trust”), of which Mr. Rapp is trustee; (ii) 666 shares of common stock issuable upon exercise of 20,000 public warrants (every 30 public warrants are exercisable for one share of Common Stock) held by the EJR Trust; and (iii) 68,983 shares of Common Stock held directly by Mr. Rapp. Does not include 62,377 shares of Common Stock that may be acquired upon settlement of outstanding RSUs more than 60 days after the Measurement Date.
(9)Consists of 24,887 shares of Common Stock held directly by Mr. Richardson. Does not include 62,377 shares of Common Stock that may be acquired upon settlement of outstanding RSUs more than 60 days after the Measurement Date.
(10)Does not include 52,978 shares of Common Stock that may be acquired upon settlement of outstanding RSUs more than 60 days after the Measurement Date.
(11)Consists of 42,308 shares of Common Stock held directly by Ms. Yake. Does not include 62,377 shares of Common Stock that may be acquired upon settlement of outstanding RSUs more than 60 days after the Measurement Date.
(12)Consists of (i) 1,986,507 outstanding shares of Common Stock beneficially owned by our current executive officers and directors; (ii) 120,558 shares of Common Stock that may be acquired upon the settlement of outstanding RSUs within 60 days of the Measurement Date; and (iii) 90,999 shares of Common Stock issuable upon exercise of 2,730,022 public warrants (every 30 public warrants are exercisable for one share of Common Stock). Does not include 1,472,097 shares of Common Stock that may be acquired upon settlement of outstanding RSUs more than 60 days after the Measurement Date.
(13)Based solely on information obtained from a Schedule 13D/A filed with the SEC on November 16, 2022 on behalf of Aljomaih Automotive Co. (“Aljomaih”) as adjusted for the Reverse Stock Split of our Common Stock on December 6, 2023, and transactions directly between us and Aljomaih. Consists of (i) 2,446,637 shares held directly by Aljomaih and (ii) 238,045 shares that Aljomaih has the right to acquire upon conversion of the $17.0 million outstanding principal amount of the Note. Does not include shares issuable by us in payment of interest accrued on the Note. Aljomaih is wholly owned by Aljomaih Holding Co. The board of directors of Aljomaih has the power to dispose of and the power to vote the shares of Common Stock beneficially owned by Aljomaih. Mohammed Al-Abdullah Aljomaih, Mohammed Abdulaziz Aljomaih, Abdulrahman Abdulaziz Aljomaih, Hamad Abdulaziz Aljomaih are each a stockholder and a director of Aljomaih Holding Co. and may be deemed to beneficially own securities held by Aljomaih Automotive. The business address of the reporting person is P.O. Box 224, Dammam Postal Code 31411, Saudi Arabia.
(14)Based solely on information obtained from a Schedule 13D/A filed with the SEC on January 20, 2026. Consists of 1,561,229 shares of Common Stock held directly by Emerald Green Trust. As co-trustees of Emerald Green Trust, Sarah Bardo and Shane Semler share voting and dispositive power over the securities held by Emerald Green Trust.

Shane Semler is also the beneficial owner of 6,003 shares of Common Stock that he holds directly. The business address of the reporting person is 32111 Mulholland Hwy, Malibu, CA 90265.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Related Person Transactions Policy and Procedures
Our Board adopted a written Related Person Transactions Policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of related-person transactions. For purposes of our policy, a related-person transaction is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any related person are, were or will be participants, in which the amount involved exceeds the lesser of (i) $120,000 or (ii) 1% of the average of our total assets at year end for the last two completed fiscal years. Transactions involving compensation for services provided to us as an employee, consultant or director will not be considered related-person transactions under this policy.
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
Certain Related Person Transactions
Hub sales to Xcel Energy
During the year ended December 31, 2024, we sold two Hubs to Xcel Energy in the ordinary course of business for an aggregate of approximately $0.5 million. At that time, our director, Alice Yake, was serving as the Senior Vice President, System Strategy and Chief Planning Officer of Xcel Energy. We believe these transactions were conducted on terms consistent with those that prevail in arm’s length transactions with unrelated third-parties.
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
On August 8, 2025, we and Aljomaih entered into Amendment Number One to the Note Purchase Agreement and amended and restated the Note issued thereunder, and, on August 14, 2025, we and Aljomaih entered into a Letter Agreement regarding certain restrictions on convertibility of the Note (collectively, the “August 2025 Amendments”). Among other things, the August 2025 Amendments extended the maturity of the Note so that it is now due in ten quarterly installments payable between November 11, 2025 and February 11, 2028. The first four such installments are $1.5 million each, the fifth through eighth installments are $2.0 million each and the final two installments are $3.0 million each; provided that such installments may be increased in the event certain financing activities result in proceeds to us in excess of four times the aggregate amount of Note principal payments otherwise required on or prior to any installment date. Pursuant to the August 2025 Amendments, and notwithstanding the postponement of maturity of the Note, the interest accrued on the Note through August 11, 2025, of approximately $6.0 million in the aggregate, was converted into 1,803,262 shares of Common Stock at the 10-day VWAP (as defined in the Note) on August 25, 2025.
Pursuant to the August 2025 Amendments, at any time when the conversion price would be less than the New Nasdaq Minimum Price (as defined below), the aggregate number of Interest Shares deliverable or previously delivered upon any interest payments under the Note plus the number of shares of Common Stock that may be issued or were previously issued in respect of conversion of principal or any other portion of the Note, shall not exceed 1,737,247 shares of our Common Stock (subject to adjustment) (the "Limit"), which was 19.99% of the outstanding shares of our Common Stock on August 8, 2025, immediately prior to the August 2025 Amendments. Any interest amounts payable in excess of the amount payable with Interest Shares, shall instead be payable within five business days of the earlier of (x) August 11, 2026 and (y) the date we receive stockholder approval to issue more than the Limit in respect of conversion of the Note, as amended.
The Aljomaih Note also includes an optional prepayment feature that provides us, on or after August 11, 2024, or as otherwise agreed to between us and Aljomaih in writing, the right to prepay the outstanding principal and accrued and unpaid interest, upon written notice not less than five trading days prior to exercise of the option, in full or in part and without penalty.
Prior to the August 2025 Amendments, Aljomaih had a right to designate one individual for nomination (the “Designated Director”) to our Board, subject to the approval of us and our Board and satisfaction of certain conditions. However, Aljomaih never designated any Designated Director, and the August 25 Amendments eliminated this right.
We have agreed to give Aljomaih a right of first offer (“Right of First Offer”) with respect to any future distribution of products or services offered by us in Cooperation Council for the Arab States of the Gulf (Saudi Arabia, Bahrain, Kuwait, United Arab Emirates, Qatar and Oman), Jordan, Iraq, Syria, Lebanon, Egypt and Yemen. The Right of First Offer will terminate upon the later of (i) the date the principal amount of the Note is repaid in full, and (ii) February 11, 2028.
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
Independence
The Board has determined that Messrs. Bernstein, Mattson, Ostermann, Rapp, Richardson and Smith, and Ms. Yake are independent applying the Nasdaq listing rules. See the discussion under “Director Independence” in Part III, Item 10 of this Report for more information.
Item 14. Principal Accountant Fees and Services
Principal Accountant Fees and Services
The Audit Committee of our Board retained Grant Thornton LLP (“Grant Thornton”) as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2025 and 2024. The following tables summarize the aggregate fees billed by Grant Thornton for services performed for the Company for the fiscal years ended December 31, 2025 and 2024, respectively (in thousands):

	Fiscal Year Ended
	December 31, 2025	December 31, 2024
Audit Fees(1)	$667	$687
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$667	$687
(1) Audit Fees include actual fees for the audit of our annual consolidated financial statements, the reviews of interim financial statements included in our Quarterly Reports on Form 10-Q and consents.
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
All fees billed by Grant Thornton in 2025 and 2024 were pre-approved by the Audit Committee.

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

Exhibit Number	Description
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

Exhibit Number	Description
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

19.2±	Amendment No. 1 to the Xos, Inc. Amended and Restated Insider Trading Policy, adopted and effective September 4, 2025.
21.1±	List of Subsidiaries.
23.1*	Consent of Grant Thornton LLP.
24.1±	Power of Attorney (included on signature page hereto).
31.1±	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2±	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.3*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.4*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2*	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
97.1	Xos, Inc. Incentive Compensation Recoupment Policy effective as of November 15, 2023 (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed March 29, 2024).
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit Number	Description
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
____________
* Filed or furnished herewith.
** Previously furnished with the Original Form 10-K.
+ Schedules and exhibits have been omitted pursuant to Item 601 (b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
± Previously filed with the Original Form 10-K
# Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 21, 2026.

XOS, INC.
By:	/s/ Dakota Semler
Name:	Dakota Semler
Title:	Chief Executive Officer (Principal Executive Officer)