Form 10-Q
period 2026-03-31
Xos, Inc.
filed 2026-05-14
CIK 1819493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No  ☒
The registrant had outstanding 12,122,736 shares of Common Stock, $0.0001 par value as of May 11, 2026.

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
•We have incurred substantial debt, including $15.5 million principal amount of an Convertible Promissory Note (as amended the “Convertible Note”) outstanding as of May 14, 2026 made to the order of Aljomaih Automotive Co. (“Aljomaih”), together with accrued interest thereon, which is due in quarterly installments. The Convertible Note could impair our flexibility and access to capital and adversely affect our financial position, and our business would be adversely affected if we are unable to service our debt obligations and are subject to default.
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
•We may face regulatory limitations on our ability to sell vehicles directly to consumers, including restrictions in tax incentive policies.
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
•We have been and may continue to be impacted by macroeconomic conditions, including supply chain disruption, trade policies and tariffs, health crises, inflation, uncertain credit and global financial market, including potential bank failures, labor discord, and geopolitical events, such as the ongoing conflicts between Russia and Ukraine and in the Middle East, and political tensions with China, including potential for economic downturns as a result of the conflict with Iran and shortages of access to oil, energy and other key industrial inputs.

A discussion of these and other factors affecting our business and prospects is set forth in Part II, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2026 (as amended by Amendment No. 1 thereto, filed with the SEC on April 21, 2026, the “2025 Form 10-K”). We encourage investors to review these risk factors.
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

Item 1.    Financial Statements

Xos, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
Unaudited
(in thousands, except par value)

	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$9,849	$14,040
Accounts receivable, net	7,398	6,035
Inventories	23,664	24,961
Prepaid expenses and other current assets	4,353	4,841
Total current assets	45,264	49,877
Property and equipment, net	3,809	4,320
Operating lease right-of-use assets, net	1,104	1,534
Other non-current assets	4,240	4,632
Total assets	$54,417	$60,363

Liabilities and Stockholders’ Equity
Accounts payable	$1,941	$2,473
Convertible debt, current	7,000	6,500
Other current liabilities	14,993	14,685
Total current liabilities	23,934	23,658
Common stock warrant liability	64	73
Other non-current liabilities	629	1,345
Convertible debt, non-current	10,000	12,000
Total liabilities	34,627	37,076
Commitments and contingencies (Note 13)
Stockholders’ Equity
Common stock $0.0001 par value per share, authorized 1,000,000 shares, 11,983 and 11,403 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1	1
Preferred stock $0.0001 par value per share, authorized 10,000 shares, 0 shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Additional paid-in capital	253,482	252,026
Accumulated deficit	(233,693)	(228,740)
Total stockholders’ equity	19,790	23,287
Total liabilities and stockholders’ equity	$54,417	$60,363

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Xos, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
Unaudited
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenues	$11,225	$5,879
Cost of goods sold	6,891	4,668
Gross profit	4,334	1,211

Operating expenses
General and administrative	6,065	7,896
Research and development	2,030	1,930
Sales and marketing	916	654
Total operating expenses	9,011	10,480

Loss from operations	(4,677)	(9,269)

Other expense, net	(280)	(851)
Change in fair value of derivative instruments	9	(54)
Loss before provision for income taxes	(4,948)	(10,174)
Provision for income taxes	5	12
Net loss	$(4,953)	$(10,186)

Net loss per share
Basic	$(0.43)	$(1.26)
Diluted	$(0.43)	$(1.26)
Weighted average shares outstanding
Basic	11,572	8,076
Diluted	11,572	8,076

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Xos, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
Unaudited
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value

Balance at December 31, 2024	8,046	$1	$237,029	$(203,420)	$33,610
Stock options exercised	—	—	—	—	—
Stock based compensation expense	—	—	1,523	—	1,523
Issuance of common stock for vesting of restricted stock units	98	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	(42)	—	(140)	—	(140)
Net loss	—	—	—	(10,186)	(10,186)
Balance at March 31, 2025	8,102	$1	$238,412	$(213,606)	$24,807

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value

Balance at December 31, 2025	11,403	$1	$252,026	$(228,740)	$23,287
Stock based compensation expense	—	—	2,119	—	2,119
Issuance of common stock for vesting of restricted stock units	898	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	(318)	—	(663)	—	(663)
Net loss	—	—	—	(4,953)	(4,953)
Balance at March 31, 2026	11,983	$1	$253,482	$(233,693)	$19,790
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Xos, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Unaudited
(in thousands, unaudited)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES:
Net loss	$(4,953)	$(10,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	559	506
Amortization of right-of-use assets	430	406
Amortization of debt discounts and issuance costs	—	12
Amortization of insurance premiums	525	670
Inventory reserve	(205)	(517)
Impairment of property and equipment	54	401
Change in fair value of derivative instruments	(9)	54
Stock-based compensation expense	2,119	1,523
Bad debt expense (benefit)	(118)	87
Other non-cash items	(44)	(30)
Changes in operating assets and liabilities:
Accounts receivable	(1,245)	4,573
Inventories	1,408	(947)
Prepaid expenses and other current assets	(539)	(870)
Other assets	392	135
Accounts payable	(232)	(2,417)
Other liabilities	270	1,844
Net cash used in operating activities	(1,588)	(4,756)

INVESTING ACTIVITIES:
Proceeds from the disposal of assets held for sale and other assets	331	—
Purchase of property and equipment	(19)	—
Net cash provided by investing activities	312	—

FINANCING ACTIVITIES:
Payments on convertible notes	(1,500)	—
Payment for short-term insurance financing note	(677)	(836)
Taxes paid related to net share settlement of stock-based awards	(663)	(140)
Principal payment of equipment leases	(75)	(598)
Proceeds from short-term insurance financing note	—	92
Stock options exercised	—	—
Net cash used in financing activities	(2,915)	(1,482)

Net decrease in cash and cash equivalents	(4,191)	(6,238)
Cash and cash equivalents, beginning of period	14,040	10,996

Cash and cash equivalents, end of period	$9,849	$4,758

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
Liquidity
As an early-stage company, the Company has incurred net losses and cash outflows since its inception. The Company may continue to incur net losses and cash outflows in accordance with its operating plan as the Company continues to scale its operations to meet anticipated demand and establish its product and service offerings. As a result, the Company’s ability to access capital is critical and until the Company can generate sufficient revenue to cover its operating expenses, working capital and capital expenditures, the Company will need to raise additional capital in order to fund and scale its operations. The

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Company may raise additional capital through a combination of debt financing, other non-dilutive financing and/or equity financing, including through asset-based lending and/or receivable financing and collecting on its outstanding receivables. The Company’s ability to raise or access capital when needed is not assured and, if capital is not available to the Company when, and in the amounts needed, the Company could be required to delay, scale back or abandon some or all of its development programs and other operations, which could materially harm its business, prospects, financial condition and operating results. Global general economic conditions continue to be unpredictable and challenging in many sectors, with disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the effects of potential recessions, rising inflation rates, potential bank failures, supply chain disruption, fuel prices, international currency fluctuations, changes to trade policies and tariffs, and geopolitical events such as local and national elections, corruption, political instability and acts of war or military conflicts including repercussions of the wars between Russia and Ukraine and in Israel, conflicts with Iran and tensions with China, or terrorism.
As of March 31, 2026, the Company’s principal sources of liquidity were its cash and cash equivalents aggregating to $9.8 million. The Company’s short- and long-term uses of cash are for working capital and to pay interest and principal on its debt. The Company has incurred losses in nearly every period since inception and had net cash used in operating activities of $1.6 million and $4.8 million for both the three months ended March 31, 2026 and 2025, and net cash provided by operating activities of $5.4 million for the year ended December 31, 2025.
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
The Company intends to employ various strategies to obtain the required funding for future operations, which may include capital raising strategies such as debt financing, other non-dilutive financing and/or equity financing, including through asset-based lending and/or receivable financing and collecting on its outstanding receivables. The Company may sell additional shares of its common stock pursuant to the ATM Offering (as defined below in Note 9 — Equity), subject to certain limitations on the amount of proceeds that may be raised. The Company also had the SEPA (as defined below in Note 9 — Equity), although its ability to access the SEPA was contingent upon specified conditions, including having a post-effective amendment to the Registration Statement on Form S-1, filed on July 27, 2023 filed with the SEC and declared effective. Moreover, the SEPA expired on February 11, 2026.
On August 9, 2022, the Company entered into a note purchase agreement (as amended on September 28, 2022, the “Note Purchase Agreement”) with Aljomaih Automotive Co. (“Aljomaih”) under which the Company agreed to sell and issue to Aljomaih a convertible promissory note with a principal amount of $20.0 million and a maturity date of August 11, 2025. On August 8, 2025, the Company and Aljomaih entered into Amendment Number One to the Note Purchase Agreement and amended and restated the Convertible Note issued thereunder. On August 14, 2025, the Company and Aljomaih entered into a Letter Agreement regarding certain restrictions on convertibility of the Convertible Note (Amendment Number One to the Note Purchase Agreement, the amendment and restatement of the Convertible Note and the Letter Agreement are referred to collectively as the “Aljomaih Amendments”). Among other things, the Aljomaih Amendments extended the maturity of the Convertible Note such that it is now due in ten quarterly installments payable between November 11, 2025 and February 11, 2028. The first four such installments are $1.5 million each, the fifth through eighth installments are $2.0 million each and the final two installments are $3.0 million each; provided that such installments may be increased in the event certain financing activities result in proceeds to the Company in excess of four times the aggregate amount of Convertible Note principal payments otherwise required on or prior to any installment date. Pursuant to the Aljomaih Amendments, and notwithstanding the postponement of maturity of the Convertible Note, interest that had accrued on the Convertible Note through August 11, 2025, of approximately $6.0 million in the aggregate, was converted into 1,803,262 shares of Common Stock at the 10-day VWAP (as defined in the Convertible Note) on August 25, 2025.
Based on the Company’s strategies to raise funds as described above and Xos’s cash and cash equivalents as of March 31, 2026, the Company believes there is substantial doubt about such resources providing sufficient liquidity for the next twelve months following the date of the issuance of the unaudited condensed consolidated financial statements in this Report. Management is presently exploring options to increase liquidity to resolve this concern and facilitate further growth. As a result, it is not probable that Xos’s plans alleviate the substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of the unaudited condensed consolidated financial statements in this Report based on plans Management has been able to execute through the date of the issuance of the unaudited condensed consolidated financial statements in this Report, although additional actions are under review. Absent the Company being able to collect on its outstanding accounts receivable, obtain a sufficient level of new capital in the near-term and/or obtain replacement financing

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
for, or further extend the maturity of, existing debt, the Company could be required to seek protection under Chapters 7 or 11 of the United States Bankruptcy Code. This could potentially cause the Company to cease operations.
Supply Chain Disruptions
While the Company’s ability to source certain critical inventory items has been steadily improving, it continues to experience the effects of global economic conditions, which have impacted the availability, cost, and lead times of certain components. The Company has also observed intermittent shortages of specific components, primarily in power electronics and harnesses, and disruptions to the supply of components.

Fluctuating tariff regimes—particularly those targeting imports of power electronics, battery components, semiconductors, and structural materials—have introduced variability in the Company’s cost structure and procurement planning. During the period, tariffs implemented under Section 232 of the Trade Expansion Act of 1962 and Section 301 of the Trade Act of 1974 remained in effect and applied to certain imported components used by the Company. In addition, a temporary global import surcharge implemented under Section 122 of the Trade Act of 1974 was in effect during the period and is currently scheduled to expire in July 2026. Ongoing and potential future trade actions, including active investigations under Sections 232 and 301, may result in additional tariffs affecting components within the Company’s supply chain.

The Company has taken actions to mitigate these impacts, including qualifying alternative suppliers, renegotiating pricing and delivery terms, and managing inventory levels of critical components. However, ongoing supply chain disruptions, tariff measures, and supplier constraints may continue to affect the Company’s cost structure, production schedules, and ability to source components on commercially reasonable terms.
Note 2— Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements
The following is a summary of the significant accounting policies consistently applied in the preparation of the accompanying unaudited condensed consolidated financial statements:
Basis of Presentation
The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. They do not include all of the information and footnotes required by U.S. GAAP for complete audited financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
In the opinion of management, all adjustments (primarily consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024 presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 30, 2026, as amended by Amendment No. 1 thereto on Form 10-K/A filed with the SEC on April 21, 2026.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenues and expenses during the reporting periods. The areas with significant estimates and judgments include, among others, inventory valuation, incremental borrowing rates for assessing operating and financing lease liabilities, useful lives of property and equipment, stock-based compensation, and product warranty liability. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to the Company’s financial statements.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation in the unaudited condensed consolidated financial statements and the accompanying notes, including (i) classification of amounts comprising employee-related costs and stock-based compensation as described in Note 17 — Segment Reporting and (ii) classification of amounts comprising contract liabilities as described in Note 6 — Selected Balance Sheet Data. These reclassifications have no effect on previously reported total assets, total liabilities or net loss.

Warranty Liability
The Company provides customers with a product warranty that assures that the products meet standard specifications and is free for periods typically between 2 to 5 years. The Company accrues warranty reserve for the products sold, which includes its best estimate of the projected costs to repair or replace items under warranties and recalls if identified. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain given the Company’s relatively short history of sales, and changes to its historical or projected warranty experience may cause material changes to the warranty reserve in the future. Claims incurred under the Company’s standard product warranty programs are recorded based on open claims. The Company recorded warranty liability within other current liabilities in the consolidated balance sheets as of March 31, 2026 and December 31, 2025.
The reconciliation of the change in the Company’s product liability balances during the three months ended March 31, 2026 and 2025 consisted of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Warranty liability, beginning of period	$1,477	$740
Reduction in liability (payments)	(599)	(308)
Increase in liability	540	431
Warranty liability, end of period	$1,418	$863

Concentrations of Credit and Business Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of March 31, 2026 and 2025, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
During the three months ended March 31, 2026, three customers accounted for 49%, 20%, and 12% of the Company’s revenues. During the three months ended March 31, 2025, one customer accounted 22% and three customers accounted for 14% each of the Company’s revenues.
Accounts receivable totaled $7.4 million, net of allowance of $59,000, and $6.0 million, net of allowance of $49,000, as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, six customers accounted for 26%, 15%, 13%, 12%, 10%, and 10% of the Company’s accounts receivable. As of December 31, 2025, four customers accounted for 17%, 14%, 12%, and 10% of the Company’s accounts receivable.
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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
As of March 31, 2026, two vendors accounted for 20% and 11% of the Company’s accounts payable. As of December 31, 2025, two vendors accounted for 12%, and 11%, of the Company’s accounts payable.

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
Recent Accounting Pronouncements Issued and Adopted:
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments – Credit Losses (Topic 326), to allow entities to elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. These amendments are effective for the Company for annual and interim periods in 2026 applied prospectively, with early adoption permitted. We adopted this ASU on a prospective basis effective January 1, 2026 and elected the practical expedient permitted under this ASU. The impact of the adoption of the amendments in this update was not material to the Company’s unaudited condensed consolidated financial statements.
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
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, to update the disclosure requirements for interim reporting periods. The amendments in this update require additional disclosure of events since the end of since the end of the prior annual reporting period that have a material impact on the entity. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027,

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
applied either prospectively, with early adoption permitted, or by a retrospective approach. The impact of the adoption of the amendments in this update is not expected to be material to the Company’s consolidated financial position and results of operations, as the requirements only require more detailed disclosures in the footnotes to the Company’s consolidated financial statements. The Company intends to adopt the amendments in this update prospectives for interim periods in 2028. The impact of the adoption of the amendments in this update is not expected to be material to the Company’s unaudited condensed consolidated financial position and results of operations, as the requirements only require more detailed disclosures in the Company’s interim unaudited condensed consolidated financial statements and accompanying footnotes .
In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements, to address thirty-four items that clarify, correct errors, or make minor improvements to existing topics. Generally, the amendments in this update are not intended to result in significant changes for most entities. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2026, applied either prospectively, with early adoption permitted, or by a retrospective approach on an issue-by-issue basis. The Company is currently evaluating the provisions of this amendment and do not expect this amendment to have a material impact on our consolidated financial statements.
The Company is still evaluating all other applicable recently issued accounting pronouncements to evaluate the impact of the adoption of such pronouncements on its consolidated financial statements or notes thereto.

Note 3— Revenue Recognition
Disaggregated revenues by major source for the three months ended March 31, 2026 and 2025 consisted of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Product and service revenue
Stepvans & vehicle incentives(1)	$1,620	$3,584
Powertrains & hubs(1)	9,116	1,592
Other product revenue(2)	292	467
Total product revenue	11,028	5,643
Ancillary revenue	197	236
Total revenues	$11,225	$5,879
___________
(1)Amounts are net of returns and allowances. Stepvans & vehicle incentives and powertrains & hubs include revenue generated from operating and sales-type leases.
(2) Other product revenue for the three months ended March 31, 2026 includes revenue related to non-recurring powertrain engineering services of $0.1 million and revenue related to software services of $0.1 million. The remaining performance obligations for non-recurring engineering services total $39,000 as of March 31, 2026 and are expected to be satisfied in 2026. The remaining performance obligations for software services total $0.5 million as March 31, 2026 and $0.1 million are expected to be satisfied in 2026 with the remaining $0.4 million expected to be satisfied in 2027 and beyond.

The Company leases stepvans and hubs to customers under operating leases with terms ranging from 24 to 36 months. At the end of the lease term, customers are required to return the vehicles to Xos. During the three months ended March 31, 2026 and 2025, the Company recorded operating lease revenue of $0 and $7,000, respectively, on a straight-line basis over the contractual terms of the respective leases as part of Stepvans & vehicle incentives, above. During the three months ended March 31, 2026 and 2025, the Company recorded operating lease revenue of $29,000 and $11,000, respectively, on a straight-line basis over the contractual terms of the respective leases as part of powertrains & hubs, above.

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

For deferred equipment agreements that contain embedded sales-type leases, the Company recognizes lease revenue and costs, as well as a lease receivable, at the time the lease commences. Lease revenue related to both operating and sales-type leases for the three months ended March 31, 2026 and 2025 was approximately $29,000 and $7,000, respectively. Costs related to embedded leases within the Company’s deferred equipment agreements are included in cost of goods sold in the accompanying unaudited condensed consolidated statement of operations. Interest on the lease receivable was immaterial to the unaudited condensed consolidated financial statements for the three months ended March 31, 2026 and 2025.

(in thousands)	Balance Sheet Location	March 31, 2026	December 31, 2025
Lease receivable		$306	$572
Less: current portion of lease receivable	Prepaid expenses and other current assets	(230)	(517)
Lease receivable, non-current	Other non-current assets	$76	$55

As of March 31, 2026, estimated future maturities of customer sales-type lease receivable and operating lease payments for each of the following fiscal years are as follows:

	Future Lease Receivables/Payments (in thousands)
Fiscal year	Sales-Type Leases	Operating Leases
Remainder of 2026	$193	$22
2027	68	—
2028	45	—
Thereafter	—	—
Total lease payments	$306	$22
Note 5 — Inventories
Inventory amounted to $23.7 million and $25.0 million, respectively, as of March 31, 2026 and December 31, 2025 and consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$15,670	$16,367
Work in process	3,424	3,647
Finished goods	4,570	4,947
Total inventories	$23,664	$24,961
Inventories as of March 31, 2026 and December 31, 2025 were comprised of raw materials, work in process and finished goods related to the production of stepvans, powertrains, hubs, and other products for sale and finished goods inventory including vehicles in transit to fulfill customer orders, new vehicles, new vehicles awaiting final pre-delivery quality review inspection, and Xos Energy Solutions products available for sale. The remaining capitalized labor and overhead cost remaining in work in process and finished goods inventory is $0.7 million and $0.6 million as of March 31, 2026 and December 31, 2025, respectively.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Inventories are stated at the lower of cost or net realizable value. Cost is computed using average cost. Inventory write-downs are based on reviews for excess and obsolescence determined primarily by current and future demand forecasts. During the three months ended March 31, 2026 and 2025, the Company recorded a favorable change in our inventory reserves of $0.2 million and $0.5 million, respectively, to reflect inventories at their net realizable values and provide an allowance for any excess or obsolete inventories.

Note 6 — Selected Balance Sheet Data
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Prepaid inventories	$693	$465
Prepaid expenses and other(1)	2,414	2,184
Lease receivable	230	517
Contract assets	117	—
Financed insurance premiums	551	1,076
Assets held for sale(2)	348	599
Total prepaid expenses and other current assets	$4,353	$4,841
____________
(1) Primarily relates to prepayments for energy services projects, prepaid insurance, prepaid licenses and subscriptions, and other receivables.
(2) Assets held for sale are comprised of manufacturing equipment no longer used in production and intended to be sold.

Other Non-Current Assets

Other non-current assets as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Security deposits(1)	$3	$338
Duty drawback receivable(2)	2,709	2,709
Lease receivable, non-current	76	55
Other non-current assets	1,452	1,530
Total other non-current assets	$4,240	$4,632
___________
(1) Primarily relates to security deposits for operating leases.
(2) Represents the estimated amount that can be recovered from previously paid tariffs relating to crushed SOLO vehicles that were acquired in connection with the ElectraMeccanica acquisition.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Other Current Liabilities
Other current liabilities as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued expenses and other(1)	$7,989	$6,501
Contract liabilities, current	232	243
Accrued interest⁽²⁾	1,194	758
Accrued payroll⁽³⁾	1,377	2,004
Customer deposits	824	616
Warranty liability	1,418	1,477
Short-term insurance financing notes	281	958
Operating lease liabilities, current(4)	1,391	1,836
Finance lease liabilities, current	287	292
Total other current liabilities	$14,993	$14,685
____________
(1) Primarily relates to other accrued expenses, accrued inventory purchases, remaining lease termination payments related to the Mesa Lease, and accrued professional fees.
(2) Represents accrued interest on the Convertible Promissory Note, which interest is convertible into shares of our common stock at maturity.
(3) Primarily relates to payroll liabilities such as accrued payroll, accrued vacation, accrued bonuses and other payroll liabilities.
(4) Primarily relates to operating lease liabilities relating to manufacturing facilities and liabilities assumed in connection with the ElectraMeccanica acquisition.
Revenue recognized from the customer deposits and contract liabilities balance for the three months ended March 31, 2026 and 2025 was $0.5 million and $0.3 million, respectively.
Other Non-Current Liabilities
Other non-current liabilities as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued interest expense and other	$47	$616
Contract liabilities, non-current	354	342
Operating lease liabilities, non-current(1)	174	262
Finance lease liabilities, non-current	54	125
Total other non-current liabilities	$629	$1,345
___________

(1) Primarily relates to operating lease liabilities assumed in connection with the ElectraMeccanica acquisition.

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
For each of the periods ended March 31, 2026 and December 31, 2025, the fair value of the Earn-out Shares liability was estimated to be $0. The Company recognized a change in fair value in Earn-out Shares liability of $0 in its unaudited condensed consolidated statements of operations during the three months ended March 31, 2026 and 2025.
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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
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
The future scheduled mandatory prepayments of principal as of March 31, 2026 were as follows (in thousands):

Mandatory Prepayments
2026	$5,000
2027	9,000
2028	3,000
Total	$17,000
The Note also includes an optional redemption feature that provides the Company, on or after August 11, 2024, or as otherwise agreed to between the Company and Aljomaih in writing, the right to redeem the outstanding principal and accrued and unpaid interest, upon written notice not less than 5 trading days prior to exercise of the option, in full or in part and without penalty.
The Company accounts for the Note in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, under which the Note was analyzed for the identification of material embedded features that meet the criteria for equity treatment and/or bifurcation and must be recorded as a liability. The Company initially classified the Note as a non-current liability given a maturity date of greater than one year, however, during the quarter ended September 30, 2024, the Note was reclassified as a current liability since its maturity date is less than one year from September 30, 2024. On August 8, 2025, the Note was amended subject to Amendment Number One, and as a result of such amendment, a portion of the Note has been reclassified as a non-current liability at June 30, 2025, due to a change in the principal repayment schedule of the Note.
The Note will not be included in the computation of either basic or diluted EPS for the three months ended March 31, 2026 in Note 16 — Net Loss per Share. This financial instrument is not included in basic EPS because it does not represent participating securities. Further, the Note is not included in diluted EPS because including these financial instruments would have an antidilutive effect on EPS for the three months ended March 31, 2026.
As of March 31, 2026, the Company had a principal balance of $17.0 million. As of December 31, 2025, the Company had a principal balance of $18.5 million outstanding. The Company recorded interest expense of $0.4 million and $0.5 million in other expense, net, related to the Note during the three months ended March 31, 2026 and 2025, respectively.
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
Standby Equity Purchase Agreement
On March 23, 2022, the Company entered into a Standby Equity Purchase Agreement with YA II PN, Ltd. (“Yorkville”), which was subsequently amended on June 22, 2023 (as amended, the “SEPA”), whereby the Company had the right, but not the obligation, to sell to Yorkville up to $125.0 million of shares of its Common Stock at its request any time until February 11, 2026, subject to certain conditions.
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
During both of the three months ended March 31, 2026 and 2025, the Company issued 0 shares of Common Stock under the SEPA. As of December 31, 2025, the remaining commitment available under the agreement was $119.4 million, However, our ability to utilize the remaining commitment amount was limited by various factors, including, but not limited to, the availability of an effective registration statement permitting the resale of such shares of Common Stock. Ultimately, the Company did not cause the effectiveness of any such registration statement during 2025 or thereafter, and the SEPA expired on February 11, 2026.
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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
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

During both of the three months ended March 31, 2026 and 2025, no shares of Common Stock were sold under the ATM Offering program. As of March 31, 2026, the Company had $2.5 million of shares of Common Stock available for future issuance under the ATM Offering pursuant to the Company’s prospectus supplement with respect to the ATM Offering, and $17.2 million remaining under the terms of the Sales Agreement.
Note 10 — Derivative Instruments
Public and Private Placement Warrants
As of March 31, 2026, the Company had 18,633,301 Public Warrants and 199,997 Private Placement Warrants outstanding, with fair values of $0.1 million and $680, respectively.
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
As of March 31, 2026, there were 1,188 Options outstanding under the 2018 Stock Plan. The amount and terms of Option grants were determined by the board of directors of Legacy Xos. The Options granted under the 2018 Stock Plan generally expire within 10 years from the date of grant and generally vest over four years, at the rate of 25% on the first anniversary of the date of grant and ratably on a monthly basis over the remaining 36-month period thereafter based on continued service.

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Stock option activity during the three months ended March 31, 2026 consisted of the following:

	Options	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Years	Aggregate Intrinsic Value
December 31, 2025 — Options outstanding	1,211	$0.47	$0.66	3.69	$1,399
Granted	—	—	—		—
Exercised	—	—	—		—
Forfeited	(23)	0.34	0.46		42
March 31, 2026 — Options outstanding	1,188	$0.47	$0.66	3.51	$1,154
Aggregate intrinsic value represents the difference between the exercise price of the options and the fair value of the Company’s Common Stock. The aggregate intrinsic value of options exercised during the three months ended March 31, 2026 and 2025 were approximately $0 and $2,351, respectively.
The Company estimates the grant date fair value of options utilizing the Black-Scholes option pricing model, which is dependent upon several variables, including expected option term, expected volatility of the Company's share price over the expected term, expected risk-free rate and expected dividend yield rate. There were no option grants during the three months ended March 31, 2026 and 2025.
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
As of March 31, 2026, there were 2,518,036 shares of Common Stock available for issuance under the A&R 2021 Equity Plan, as amended.
RSU activity during the three months ended March 31, 2026 consisted of the following:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Fair Value
December 31, 2025 — RSU outstanding	3,096,067	$3.79	$5,605,441
Granted	96,716	2.22	215,355
Vested	(898,345)	3.59	1,873,916
Forfeited	—	—	—
March 31, 2026 — RSU outstanding	2,294,438	$3.80	$3,741,339

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
The Company recognized stock-based compensation expense (including Earn-out RSUs) in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2026 and March 31, 2025 totaling approximately $2.1 million and $1.5 million, respectively, which consisted of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of goods sold	$65	$62
Research and development	355	354
Sales and marketing	412	231
General and administrative	1,287	876
Total	$2,119	$1,523

We allocate stock-based compensation expense to cost of goods sold, research and development expense, sales and marketing expense and general and administrative expense, based on the roles of the applicable recipients of such stock-based compensation. The unamortized stock-based compensation expense was $7.4 million as of March 31, 2026, and weighted average remaining amortization period as of March 31, 2026 was 1.47 years.
The aggregate fair value of RSUs that vested was $1.9 million during the three months ended March 31, 2026.
Note 12 — Property and Equipment, net
Property and equipment, net consisted of the following at March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Equipment	$5,607	$5,705
Finance lease assets	1,339	1,339
Furniture and fixtures	173	173
Company vehicles(1)	3,646	3,442
Leasehold improvements	1,401	1,401
Computers, software and related equipment	3,128	3,128
Property and equipment, gross	15,294	15,188
Accumulated depreciation	(11,485)	(10,868)
Property and equipment, net	$3,809	$4,320
___________
(1)Amounts include operating lease assets (stepvans and hubs) for which the Company is a lessor. As of March 31, 2026, gross operating lease assets and accumulated depreciation on operating lease assets were $0.4 million and $0.2 million, respectively. As of December 31, 2025, gross operating lease assets and accumulated depreciation on operating lease assets were $0.3 million and $0.1 million, respectively.
Depreciation expense during the three months ended March 31, 2026 and 2025 totaled $0.6 million and $0.5 million, respectively.
Note 13 — Commitments and Contingencies
Legal Contingencies
Legal claims may arise from time to time in the normal course of business, the results of which may have a material effect on the Company’s accompanying unaudited condensed consolidated financial statements. As of March 31, 2026 and December 31, 2025, the Company was not a party to any legal proceedings, that individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. On October 10, 2025,

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
the Supreme Court of British Columbia (the “BC Court”) issued a judgment in favor of a former employee of EMV for the enforcement of a putative settlement agreement with respect to the employee’s severance arrangements, which required aggregate payments of approximately $0.5 million, including approximately $0.2 million paid in the first quarter of 2026.
A former employee has claimed certain amounts are due to such employee under a contract with the Company related to such former employee’s separation from the Company. Subsequent to the quarter-end, the Company entered into a Separation Agreement and General Release with such former employee (the “Separation Agreement”) that included a settlement and release of such claims. The Separation Agreement provides, among other things, that the Company will pay a lump sum of $110,000, accelerate 120,000 RSUs previously granted to such employee, and reimburse such employee up to $9,500 of attorney’s fees in connection with the Separation Agreement. The Separation Agreement also provides that, if certain liquidity targets or transactions are achieved the Company within the three-year period following its effectiveness, the Company shall pay such employee an additional $50,000 in cash. As of March 31, 2026, an accrual of $0.3 million is included within the Company’s other current liabilities.
Other Contingencies
The Company enters into non-cancellable long-term purchase orders and vendor agreements in the normal course of business. As of March 31, 2026, non-cancellable purchase commitments with three of the Company’s vendors totaled $0.2 million.

Note 14 — Related Party Transactions
The Company has lease agreements with Fitzgerald Manufacturing Partners. The owner of Fitzgerald Manufacturing Partners is a stockholder of the Company. For each of the three months ended March 31, 2026 and 2025, the Company incurred rent expense of $0.2 million and $0.2 million, respectively, related to these agreements.
Note 15 — Income Taxes
The Company’s effective tax rate during the three months ended March 31, 2026 and 2025 was (0.10)% and (0.12)%, respectively. State taxes coupled with losses not benefited resulted in an effective tax rate below the statutory tax rate of 21% for the three months ended March 31, 2026.
The Company recognizes tax benefits related to positions taken, or expected to be taken, on its tax returns, only if the positions are “more-likely-than-not” sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its financial statements. The Company does not have any uncertain tax positions that meet this threshold as of March 31, 2026 and December 31, 2025.
The Company is subject to income taxation and files tax returns with the U.S. Internal Revenue Service and various state jurisdictions. The Company is not currently under audit or examination by any income tax authorities, except for an audit of its 2020 California state income tax return by the California Franchise Tax Board. Management does not believe that any uncertain tax benefits require recognition. Generally, the Company is no longer subject to examination for tax years prior to 2021, except for California.
At March 31, 2026, the Company’s deferred income taxes were in a net asset position mainly due to deferred tax assets generated by net operating losses. The Company assesses the likelihood that its deferred tax assets will be realized. A full review of all positive and negative evidence needs to be considered, including the Company's current and past performance, the market environments in which the Company operates, the utilization of past tax credits, the length of carryback and carryforward periods, and tax planning strategies that might be implemented. Management believes that, based on a number of factors, it is more likely than not that all or some portion of the deferred tax assets may not be realized; accordingly, the Company has provided a valuation allowance against its net deferred tax assets at March 31, 2026 and December 31, 2025.
One Big Beautiful Bill Act

On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act,” into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense . The Act modifies various energy credits

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
to accelerate the phase out of these credits. The Act also includes certain changes to the US taxation of foreign activity, including changes to foreign tax credits, Global Intangible Low-Taxed Income (GILTI), Foreign-Derived Intangible Income (FDII), and Base Erosion and Anti-Abuse Tax (BEAT), amongst other changes. These changes are generally effective for tax years beginning after December 31, 2025. The Company evaluated the impact of the legislation in accordance with ASC 740 and determined that it did not have a material effect on the Company’s unaudited condensed consolidated financial statements for the period ended March 31, 2026 and the legislation did not result in the recognition or remeasurement of deferred tax liabilities or current income taxes.

Note 16 — Net Loss per Share
Basic and diluted net loss per share during the three months ended March 31, 2026 and 2025 consisted of the following (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(4,953)	$(10,186)
Net loss attributable to common stockholders, basic	(4,953)	(10,186)
Net loss attributable to common stockholders, diluted(1)	(4,953)	(10,186)
Denominator:
Basic
Weighted average common shares outstanding, basic	11,572	8,076
Basic net loss per share	$(0.43)	$(1.26)
Diluted
Weighted average common shares outstanding, diluted(1)	11,572	8,076
Diluted net loss per share	$(0.43)	$(1.26)
____________
(1) Net loss attributable to common stockholders, diluted during the three months ended March 31, 2026 and 2025, excludes adjustments related to the change in fair value of derivative liabilities, interest expense and amortization of discounts and issuance costs related to Convertible Note. These adjustments were excluded from the calculation of diluted net loss per share as they would have an antidilutive effect (see Note 8 — Convertible Notes).
Potential ending shares outstanding that were excluded from the computation of diluted net income (loss) per share because their effect was anti-dilutive as of March 31, 2026 and 2025 consisted of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Contingent earn-out shares	547	547
Common stock underlying public and private warrants	628	628
Restricted stock units	2,294	1,392
Stock options	1	1
If-converted common stock from convertible debt	259	280

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
Note 17 — Segment Reporting
The following table presents segment revenue, gross profit, and net loss for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues	$11,225	$5,879
Cost of goods sold	6,891	4,668
Gross profit	4,334	1,211
less:
Employee related	2,929	2,985
Stock-based compensation(1)	2,054	1,461
Facility and rent	599	1,059
Insurance	767	878
Depreciation	499	447
Professional services	621	636
Computer and software as a service	630	350
Research and development materials	451	337
Other(2)	461	2,327
Other expense, net	280	851
Change in fair value of derivative instruments	(9)	54
Provision for income taxes	5	12
Segment net loss	$(4,953)	$(10,186)
____________
(1) Stock-based compensation includes general and administrative, sales and marketing, and research and development-related stock-based compensation that was previously consolidated in employee related costs.
(2) Other includes general and administrative freight, as well as travel & entertainment, property/franchise taxes, merchant fees, and bad debt expense.

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

Xos, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, other current liabilities, warrants and earn-out shares liability. The fair value of cash, cash equivalents, accounts receivable, accounts payable, other current liabilities, and convertible debt approximates carrying value due to their short-term maturity.
As required by ASC 820, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Assets and liabilities carried at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	March 31, 2026
	Fair Value	Level 1	Level 2	Level 3

Financial Liabilities:
Private Placement Warrants	$1	$—	$1	$—
Public Warrants	63	63	—	—
Total Financial Liabilities	$64	$63	$1	$—

	December 31, 2025
	Fair Value	Level 1	Level 2	Level 3

Financial Liabilities:
Private Placement Warrants	$1	$—	$1	$—
Public Warrants	72	72	—	—
Total Financial Liabilities	$73	$72	$1	$—
There was no change in the fair value of Level 3 financial liabilities during the three months ended March 31, 2026. The fair value of Earn-out Shares liability was immaterial to the consolidated financial statements for each of the periods ended March 31, 2026 and December 31, 2025.
____________

Note 19 — Subsequent Events

Convertible Promissory Note

On May 8, 2026, the Note was amended to reduce the conversion price from $71.451 to $12.00 per share of Common Stock (subject to customary proportional adjustment), and to add a mandatory conversion feature pursuant to which the Company may compel the conversion of the Convertible Note if the Daily VWAP (as defined in the Convertible Note) of the Common Stock exceeds $16.00 per share (subject to customary proportional adjustment) for at least twenty out of thirty consecutive trading days. This amendment has no impact on the Company’s unaudited condensed consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which Xos’s management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Report and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 30, 2026 (as amended by Amendment No. 1 thereto, filed with the SEC on April 21, 2026, the “2025 Form 10-K”). This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in this Item 2 (including in the sections entitled “Overview” and “Liquidity and Capital Resources” below), in the accompanying unaudited notes to condensed consolidated financial statements in this Report, under the section entitled “Risk Factors” of this Report, and under the heading “Risk Factors” in the 2025 Form 10-K. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of Xos and its consolidated subsidiaries.
Recent Developments
On August 8, 2025, the Company and Aljomaih Automotive Co. (“Aljomaih”) amended the Convertible Promissory Note (as amended from time to time, the “Convertible Note”) primarily (i) to provide for payment of Interest Shares (as defined in the Convertible Note) with respect to all interest accrued through the initial maturity date, and (ii) to change the scheduled repayment of principal from in full on August 11, 2025, to spread over ten quarterly installments beginning November 11, 2025 and ending February 11, 2028. See Note 8 — Convertible Notes of this Report.
On May 8, 2026, the Company and Aljomaih further amended the Convertible Note to reduce the conversion price from $71.451 per share to $12.00 per share of Common Stock (subject to customary proportional adjustment), and to add a mandatory conversion feature pursuant to which the Company may compel the conversion of the Convertible Note if the Daily VWAP (as defined in the Convertible Note) of the Common Stock exceeds $16.00 per share (subject to customary proportional adjustment) for at least twenty out of thirty consecutive trading days.

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
The U.S. trade policy environment has shifted materially since our last filing. The U.S. Supreme Court's February 2026 ruling invalidating the U.S. International Emergency Economic Powers Act (“IEEPA”) based tariffs has prompted the Administration to re-anchor tariff measures under different statutory authorities, including Section 232 (national security) and Section 301

(unfair trade practices), supplemented in the near term by a 15% temporary global import surcharge (non-automotive) under Section 122 of the Trade Act of 1974 currently set to expire on or around July 24, 2026. Tariffs imposed under Section 232, including a 25% duty on certain semiconductors and advanced electronics components effective January 2026, and Section 301 remain fully operative and may have more durable statutory footing than prior IEEPA-based measures. In addition, active or recently initiated investigations under Section 232 and Section 301 may result in additional tariffs covering metals, semiconductors, batteries, power and grid equipment, and components sourced from key manufacturing economies, creating material forward-looking risk to our cost structure.

These overlapping and evolving tariff regimes have introduced significant volatility into our cost structure and procurement planning, particularly with respect to power electronics, battery components, and structural materials. The uncertainty around tariff implementation timelines, the scope of new investigations, and the expiration and potential replacement of the current Section 122 surcharge has necessitated frequent adjustments to sourcing strategies, supplier selection, and contract terms. To mitigate these impacts, we have undertaken the following measures:

•diversification of supply base to include alternate suppliers in tariff-exempt or trade-friendly regions;
•renegotiation of pricing and delivery terms to account for tariff exposure and cost passthroughs;
•reclassification and compliance reviews to ensure correct harmonized tariff schedule (HTS) codes and leverage tariff exemptions or reduced duty programs, where applicable;
•strategic stockpiling of high-risk components to reduce exposure to near-term tariff hikes;
•monitoring pending Section 232 and Section 301 investigations for components in our supply chain and evaluating pre-buy, qualification of alternative sources, and contract re-pricing provisions in anticipation of potential new tariff actions;
•pursuing refund claims with the U.S. Customs and Border Protection for duties previously paid under IEEPA authority, consistent with the Supreme Court's February 2026 ruling; and
•evaluating the impact of the expiration of the current Section 122 surcharge (anticipated on or around July 24, 2026) and the tariff measures that may replace it on our sourcing and cost assumptions.

We have been closely monitoring potential changes to trade policies and tariffs in order to proactively adjust and refine our strategy. These actions are aimed at preserving cost competitiveness and securing uninterrupted supply amid a fluid and unpredictable trade policy environment. Notwithstanding these efforts, the ongoing tariffs and regulatory changes may affect our ability to source components from specific regions or maintain access to critical suppliers, and we do not expect the tariff environment to normalize in the near to medium term. The migration of tariff authority from emergency executive powers to Section 232 and Section 301, authorities that are expected to be more legally durable and carry broader industry and country coverage, means that tariff-driven cost pressure and supply chain disruption are likely to remain a persistent feature of our operating environment.
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
Through our Powered by Xos™ business we also provide mixed-use powertrain solutions for off-highway, industrial and other specialty vehicles, such as forklifts, school buses, medical and dental clinics, blood donation vehicles, and mobile command vehicles. Our powertrain offerings encompass a broad range of solutions, including high-voltage batteries, power distribution and management componentry, battery management systems, system controls, inverters, electric traction motors and auxiliary drive systems.

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
During the three months ended March 31, 2026, we delivered 13 vehicles (including leases) and 82 powertrains & hubs. During the three months ended March 31, 2025, we delivered 22 vehicles and 7 powertrains & hubs. During the three months ended March 31, 2026, we generated $1.6 million in revenue (or 14% of revenue) in vehicle sales, $9.1 million (or 81% of revenue) in powertrain & Hub sales, $0.3 million (or 3% of revenue) in other product revenue, and $0.2 million (or 2% of revenue) in ancillary revenue. During the three months ended March 31, 2025, we generated $3.6 million in revenue (or 61% of revenue) from vehicle sales, $1.6 million (or 27% of revenue) in powertrain & Hub sales, $0.5 million (or 8% of revenue) in other product revenue, and $0.2 million (or 4% of revenue) from ancillary revenue.
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
Cost of Goods Sold
Cost of goods sold includes materials and other direct costs related to production of our vehicles, including components and parts, batteries, direct labor costs and manufacturing overhead, among others. Cost of goods sold also includes material and other direct costs related to the production and assembly of hubs, powertrains and battery packs as well as materials and other costs incurred related to charging infrastructure installation. Materials include inventory purchased from suppliers, as well as assembly components that are assembled by company personnel, including allocation of stock-based compensation expense. Direct labor costs relate to the wages of those individuals responsible for the assembly of vehicles, powertrain units, hubs and batteries delivered to customers. Cost of goods sold also includes depreciation expense on property and equipment related to cost of goods sold activities, calculated over the estimated useful life of the property and equipment on a straight-line basis. Upon property and equipment retirement or disposal, the cost of the asset disposed, and the related accumulated depreciation from the accounts and any gain or loss is reflected in the unaudited condensed consolidated statements of operations, allocated to cost of goods sold.
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

General and Administrative Expense
General and administrative (“G&A”) expense consists of personnel-related expenses, outside professional services, including legal, audit and accounting services, as well as expenses for facilities, non-sales related travel, and general office supplies and expenses. Personnel-related expenses consist of salaries, benefits, allocations of stock-based compensation, and associated payroll taxes. Overhead items including rent, insurance, utilities, and other items are included in G&A expense. G&A expense also includes depreciation expense on property and equipment related to G&A activities, calculated over the estimated useful life of the property and equipment on a straight-line basis. Upon property and equipment retirement or disposal, the cost of the asset disposed, and the related accumulated depreciation from the accounts and any gain or loss is reflected in the unaudited condensed consolidated statements of operations, allocated to G&A.
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
Sales and Marketing Expense
Sales and marketing (“S&M”) expense consists primarily of expenses related to our marketing of products and brand initiatives, which includes:
•payroll expense for employees primarily engaged in S&M activities, including allocation of stock-based compensation expense; and
•web design, marketing and promotional items, and consultants who assist in the marketing of our products, services, and brand.
Other Expense, Net
Other expense, net primarily includes interest expense related to our financing obligations and interest expense for our equipment leases, offset by income from the sublease of our Los Angeles, California, office space.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025
The following table sets forth our historical operating results for the periods indicated:

	For the Three Months Ended March 31,
(dollars in thousands)	2026	2025	$ Change	% Change
Revenues	$11,225	$5,879	$5,346	91%
Cost of goods sold	6,891	4,668	2,223	48%
Gross profit	4,334	1,211	3,123	258%
Operating expenses
General and administrative	6,065	7,896	(1,831)	(23)%
Research and development	2,030	1,930	100	5%
Sales and marketing	916	654	262	40%
Total operating expenses	9,011	10,480	(1,469)	(14)%
Loss from operations	(4,677)	(9,269)	4,592	(50)%
Other expense, net	(280)	(851)	571	(67)%
Change in fair value of derivative instruments	9	(54)	63	(117)%
Loss before provision for income taxes	(4,948)	(10,174)	5,226	(51)%
Provision for income taxes	5	12	(7)	(58)%
Net loss	$(4,953)	$(10,186)	$5,233	(51)%
__________

Revenues
Our total revenues increased by $5.3 million, or 91%, from $5.9 million in the three months ended March 31, 2025 to $11.2 million in the three months ended March 31, 2026, primarily driven by an increase in unit sales. During the three months ended March 31, 2026, we sold 13 vehicles and 82 powertrains & hubs, compared to 22 vehicles and 7 powertrains & hubs during the three months ended March 31, 2025.
Revenue for the three months ended March 31, 2026 and 2025 consisted of the following (dollars in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change (6)
Product and service revenue
Stepvans & vehicle incentives(1)	$1,620	$3,584	$(1,964)	(55)%
Powertrains & hubs(1)	9,116	1,592	7,524	473%
Other product revenue(2)	292	467	(175)	(37)%
Total product revenue	11,028	5,643	5,385	95%
Ancillary revenue	197	236	(39)	(17)%
Total revenues	$11,225	$5,879	$5,346	91%
___________
(1)Amounts are net of returns and allowances. Stepvans & vehicle incentives and powertrains & hubs include revenue generated from operating and sales-type leases.
(2)Other product revenue for the three months ended March 31, 2026 includes revenue related to non-recurring powertrain engineering services of $0.1 million. The remaining performance obligations for non-recurring engineering services total $39,000 as of March 31, 2026 and are expected to be satisfied in 2026.

Cost of Goods Sold
Cost of goods sold increased by $2.2 million, or 48%, from $4.7 million in the three months ended March 31, 2025 to $6.9 million in the three months ended March 31, 2026. The increase in cost of goods sold is directly attributable to the increase in our product revenue and associated increases of (i) $1.3 million in direct materials, (ii) $0.4 million in identifiable tariff charges, (iii) $0.2 million in direct labor, (iv) $0.2 in manufacturing overhead, (v) $0.2 million related to a smaller favorable adjustment of inventory reserves and (vi) $0.1 million for warranty reserve. These increases were offset by decreases of (i) $0.1 million less in unfavorable physical inventory count and other adjustments and (ii) $0.1 million less in freight costs related to product deliveries.
The increases in direct material, direct labor, and manufacturing overhead costs are driven by an increase in units sold. A significant portion of the overhead costs incurred include freight, tariff charges, indirect salaries, facility rent, utilities, and depreciation of production equipment, which are primarily fixed in nature and allocated based on production levels. Accordingly, these costs increase correspondingly with an increase in production volume and units sold.
General and Administrative
General and administrative expenses decreased by $1.8 million, or 23%, from $7.9 million in the three months ended March 31, 2025 to $6.1 million in the three months ended March 31, 2026, attributable to decreases of (i) $1.9 million in financed equipment lease expense with no such comparable expense for the three months ended March 31, 2026, (ii) $0.5 million in facility expenses connected to the termination of the Mesa Lease (as defined below), and (iii) $0.1 million in insurance costs. These decreases were offset by increases of (i) $0.4 million in stock-based compensation expense, (ii) in $0.1 million in personnel costs for legal, finance, accounting, information technology and general and administrative functions (iii) $0.1 million in other operating expenses including professional services and computer software costs, and (iv) $0.1 million in depreciation expense due to the allocation of more overhead costs.
Research and Development
Research and development expenses increased by $0.1 million, or 5%, from $1.9 million in the three months ended March 31, 2025 to $2.0 million in the three months ended March 31, 2026. The change was primarily due to increases of (i) $0.2 million from expenses related to software subscriptions, certifications and professional services, and (ii) $0.1 million in materials purchases related to Hub development. These increases were offset by a decrease of $0.2 million in allocation of personnel costs, including stock-based compensation expense.
Sales and Marketing
Sales and marketing expense increased by $0.2 million, or 40% from 0.7 million in the three months ended March 31, 2025 to 0.9 million in the three months ended March 31, 2026. The change was primarily due to increase of $0.2 million in stock-based compensation expense.
Other Expense, net
Other expense, net decreased by $0.6 million, from $0.9 million in the three months ended March 31, 2025 to $0.3 million in the three months ended March 31, 2026. The change was attributable to (i) $0.4 million less in impairment losses on property and equipment, (ii) $0.1 million less in interest expense, and (iii) $0.1 million related to intercompany accounts payable and currency revaluation reversal in the three months ended March 31, 2025.
Change in Fair Value of Derivatives
The gain on the change in fair value of derivative instruments increased by $63,000, or 117%, from a loss of $54,000 in the three months ended March 31, 2025 to a gain of $9,000 in the three months ended March 31, 2026. The change in fair value in both periods is primarily attributable to the change in our stock price and the resulting valuation at the respective reporting period.
Provision for Income Taxes
The Company recorded an income tax provision of $5,000 and $12,000 during the three months ended March 31, 2026 and 2025, respectively.

Liquidity and Capital Resources
General

As of March 31, 2026, our principal sources of liquidity were our cash and cash equivalents of $9.8 million with an accumulated deficit of approximately $233.7 million. Our short-term uses of cash are for working capital and to pay the principal of our indebtedness. During the three months ended March 31, 2026, we incurred a net loss of approximately $5.0 million and had net cash used in operating activities of $1.6 million.
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
As an early-stage company, we have mainly incurred net losses and cash outflows since our inception. We may continue to incur net losses and cash outflows in accordance with our operating plan as we continue to scale our operations to meet anticipated demand and seek to establish our product and service offerings. As a result, our ability to access capital is critical and until we can generate sufficient revenue to cover our operating expenses, working capital and capital expenditures, we will need to raise additional capital in order to fund and scale our operations. These conditions and events raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial information does not include any adjustment that may result from the outcome of this uncertainty.
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
ATM Offering

On August 14, 2025, we entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (the “Agent”). Pursuant to the terms of the Sales Agreement, we may offer and sell shares of our common stock having an aggregate offering amount of up to $20 million from time to time through the Agent (the “ATM Offering”). Pursuant to General Instruction I.B.6 of Form S-3, the prospectus setting forth the offer and sale of securities pursuant to the ATM Offering is limited to an aggregate of $5.4 million during any 12-month period pursuant to the Sales Agreement. Any sales of common stock pursuant to the Sales Agreement would be made in sales deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. The Agent is entitled to a commission of 3.0% of the gross proceeds from the sale of common stock sold under the Sales Agreement. During 2025, we sold an aggregate of 730,400 shares of common stock in the ATM Offering, resulting in net proceeds of approximately $2.4 million. As of March 31, 2026, we had $2.5 million of shares of Common Stock available for future issuance under the ATM Offering pursuant to our prospectus supplement with respect to the ATM Offering, and $17.2 million remaining under the terms of the Sales Agreement.
Cash Flow Data
The following table provides a summary of cash flow data for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(1,588)	$(4,756)
Net cash provided by investing activities	312	—
Net cash used in financing activities	(2,915)	(1,482)
Net decrease in cash and cash equivalents	$(4,191)	$(6,238)
Cash Flow from Operating Activities
Our cash flow from operating activities is significantly affected by the growth of our business. Our operating cash flow is also affected by our working capital needs to support growth in inventory and fluctuations in accounts receivable, accounts payable and other current assets and liabilities.
Net cash used in operating activities was $1.6 million for the three months ended March 31, 2026, primarily consisting of a cash-basis net loss of $1.7 million from normal operations of the Company (after non-cash adjustments of $3.3 million), partially offset by favorable net working capital changes of $0.1 million, primarily driven by lower inventories due to improved inventory turns and other assets, partially offset by higher accounts receivable and prepaid expenses and other current assets.
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
Cash Flow from Investing Activities
Net cash provided by investing activities was $0.3 million for the three months ended March 31, 2026 due to proceeds from the disposal of assets held for sale, partially offset by $19,000 in purchases of property and equipment.
Net cash provided by investing activities was $0 million for the three months ended March 31, 2025.
Cash Flow from Financing Activities
Net cash used in financing activities was $2.9 million for the three months ended March 31, 2026, which primarily related to (i) $1.5 million for payments of principal on Convertible Notes, (ii) payments for short-term insurance financing notes of $0.7 million, (iii) taxes paid relating to net-settlement of stock-based awards of $0.6 million, and (iv) equipment lease principal payments of $0.1 million.
Net cash used in financing activities was $1.5 million for the three months ended March 31, 2025, primarily related to (i) net short-term insurance financing note activity of $0.8 million, (ii) equipment lease principal payments of $0.6 million and (iii) taxes paid relating to net-settlement of stock-based awards of $0.1 million.
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
Contractual Obligations and Commitments
As a result of the termination of the lease on the Company’s manufacturing facility in Mesa, Arizona (“Mesa Lease”), future lease commitments have been reduced. We did not have any additional material contractual obligations or other commitments as of March 31, 2026, other than as disclosed in the 2025 Form 10-K, and in Note 13 — Commitments and Contingencies.

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
There were no material changes in our critical accounting policies from those disclosed in our 2025 Form 10-K.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out evaluations of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon each of their evaluations, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at the reasonable assurance level for the three months ended March 31, 2026, due to the material weaknesses in our internal control over financial reporting discussed below.
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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2026 and, in making this assessment, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Because of the material weaknesses described below, our management believes that, as of March 31, 2026, our internal control over financial reporting was not effective based on those criteria.

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

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, as amended, during the financial reporting close process for the period ended December 31, 2025, management continued to identify material weaknesses in the design and operating effectiveness of internal control over financial reporting related to revenue recognition. Management also identified additional material weaknesses related to the timeliness of recording supplier and vendor accruals, including instances in which accruals were not properly recorded due to deficiencies in the identification and evaluation of vendor contract terminations.

Management believes these material weaknesses resulted from limited resources within our accounting and operations functions, which restricted its ability to timely identify, evaluate, and address technical accounting and disclosure matters affecting the consolidated financial statements. As part of management’s efforts to reduce costs and preserve liquidity, we were unable to develop and retain sufficient personnel to adequately fulfill internal control responsibilities, resulting in an insufficient complement of individuals with the appropriate level of accounting knowledge and experience. Accordingly, management has concluded that these deficiencies were attributable to insufficient internal resources in technical accounting and financial reporting, which adversely impacted our internal control over financial reporting for the year ended December 31, 2025 and the quarter ended March 31, 2026.

Based on the results of our evaluation and the material weaknesses described above, management concluded that the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of annual and interim unaudited condensed consolidated financial statements for external reporting purposes in accordance with GAAP as of December 31, 2025 and March 31, 2026.

Notwithstanding these material weaknesses, management has concluded that our unaudited condensed consolidated financial statements included in this Form 10-Q are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented therein.
Remediation of Material Weakness in Internal Control Over Financial Reporting
To remediate the material weaknesses in internal control over financial reporting related to the ineffective design and operating effectiveness of controls over revenue recognition, the timeliness of recording supplier and vendor accruals, and the timely identification and assessment of vendor contract terminations, management is implementing enhancements to our financial reporting control framework. These remediation efforts are intended to strengthen both disclosure controls and procedures and internal control over financial reporting by further documenting and implementing control activities to address the identified risks of material misstatement, as well as enhancing monitoring activities over such controls. Management believes these remediation efforts are progressing as planned and expects to remediate the material weaknesses during the year ending December 31, 2026. Remediation efforts to date include the following:

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

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A.    Risk Factors
Our risk factors are described in the “Risk Factors” section of our 2025 Form 10-K. There have been no material changes to our risk factors since the filing of the 2025 Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
No unregistered sales of equity securities occurred during the quarter.
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
10.1
Confidential Separation Agreement and General Release between Christen Romero and Xos, Inc., dated as of April 24, 2026 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 29, 2026).

10.2
Third Amended and Restated Convertible Promissory Note, dated as of May 8, 2026, by and among Xos, Inc., and Aljomaih Automotive Co. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 13, 2026).

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
Item 5.    Other Information
(c)    During our last fiscal quarter, none of our directors or officers, as defined in Rule 16a-(1)(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XOS, INC.
Date: May 14, 2026	By:	/s/ Dakota Semler
	Name:	Dakota Semler
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Liana Pogosyan
	Name:	Liana Pogosyan
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)