Form 10-Q
period 2026-06-30
Xos, Inc.
filed 2026-08-13
CIK 1819493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The registrant had outstanding 14,217,852 shares of Common Stock, $0.0001 par value as of August 7, 2026.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. All statements, other than statements of present or historical fact included in this Report, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would” or the negative of such terms or other similar expressions. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995.

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by forward-looking statements. Some factors that could cause actual results to differ include:

•
There is substantial doubt about our ability to continue as a going concern through the next 12 months from the date of the unaudited condensed consolidated financial statements in this Report.
•
Our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of your investment.
•
Our mix of offerings is novel in the industry and has yet to be tested in the long term.
•
We are an early-stage company with a history of losses and may incur significant expenses and continuing losses for the foreseeable future.
•
Our ability to generate or maintain positive cash flow is uncertain.
•
Our financial results may vary significantly from period to period due to fluctuations in our product development cycle and operating costs, product demand and other factors.
•
Our business plans require a significant amount of capital. In addition, our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends.
•
We have incurred substantial debt, including $15.5 million principal amount of a Convertible Promissory Note (as amended the “Convertible Note”) outstanding as of June 30, 2026 made to the order of Aljomaih Automotive Co. (“Aljomaih”), together with accrued interest thereon, which is due in quarterly installments. The Convertible Note could impair our flexibility and access to capital and adversely affect our financial position, and our business would be adversely affected if we are unable to service our debt obligations and are subject to default.
•
The sale of a substantial number of shares of our common stock or other equity securities in the public markets, including pursuant to our at-the-market equity sales program, or the perception that such sales could occur, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.
•
We have experienced and may in the future experience significant delays in the design, manufacturing and wide-spread deployment of our products.
•
We previously restated our financial statements for several prior periods, which resulted in unanticipated costs and such restatement, or the perception that our results may again need to be restated, may adversely affect investor confidence, our stock price, our ability to raise capital in the future and our reputation.
•
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
•
If we fail to successfully tool our manufacturing facilities or if our manufacturing facilities become inoperable, we will be unable to produce our vehicles and our business will be harmed.

•
We are or may be subject to risks associated with strategic alliances or acquisitions and may not be able to identify adequate strategic relationship opportunities, or form strategic relationships, in the future.
•
We derive a significant portion of our revenue from a small number of customers; if revenue derived from these customers decreases or the timing of such revenue fluctuates, our business and results of operations could be negatively affected.
•
Our delay in providing sufficient charging solutions for our vehicles has resulted in the delay of the delivery of our vehicles to customers.
•
We are dependent on our suppliers, some of which are limited source or single-source suppliers, and their inability or unwillingness to deliver necessary components and materials used in our products at prices and volumes, performance and specifications acceptable to us could harm our business.
•
Our business and prospects depend significantly on our ability to build the Xos brand. We may not successfully establish, maintain and strengthen the Xos brand, and our brand and reputation could be harmed by negative publicity regarding Xos or our products.
•
If we fail to manage our growth effectively, we may not be able to further design, develop, manufacture and market our products successfully.
•
Our battery packs use lithium-ion battery cells, a class of batteries which have been observed to catch fire or vent smoke and flame.
•
We have experienced, and may again experience increases in costs, disruption of supply or shortage of materials, in particular for lithium-ion battery cells, semiconductors and other key components.
•
We rely on complex machinery for the manufacture of our products, which involves a significant degree of risk and uncertainty in terms of operational performance and costs.
•
We may be unable to realize the opportunities expected from the acquisition of ElectraMeccanica Vehicles Corp. (“ElectraMeccanica”).
•
We may face regulatory limitations on our ability to sell vehicles directly to consumers, including restrictions on tax incentive policies.
•
Compliance obligations and/or the actual or perceived failure to comply with existing or future laws, regulations, contracts, self-regulatory schemes, standards, and other obligations related to data privacy and security (including security incidents) could harm our business.
•
The performance characteristics of our products may vary, due to factors outside of our control, which could harm our ability to develop, market and deploy our products.
•
We may have insufficient reserves to cover future warranty or part replacement needs or other vehicle, powertrain and battery pack repair requirements, including any potential software upgrades.
•
We have experienced product recalls and may experience future product recalls.
•
We are highly dependent on the services of Dakota Semler and Giordano Sordoni, our co-founders, as well as our key personnel and senior management, and if we are unable to attract and retain key personnel and hire qualified management, technical and electric vehicle engineering personnel, our ability to compete could be materially and adversely affected.
•
The commercial vehicle market is highly competitive, and we may not be successful in competing in this industry.
•
Our growth depends on the last-mile and return-to-base segment’s willingness to adopt electric vehicles.
•
We have been and may continue to be impacted by macroeconomic conditions, including supply chain disruption, trade policies and tariffs, health crises, inflation, uncertain credit conditions and global financial markets, including potential bank failures, labor discord, and geopolitical events, such as the ongoing conflicts between Russia and Ukraine and in the Middle East, and political tensions with China, including potential economic downturns as a result of the conflict with Iran and shortages of access to oil, energy and other key industrial inputs.

A discussion of these and other factors affecting our business and prospects is set forth in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on March

30, 2026 (as amended by Amendment No. 1 thereto, filed with the SEC on April 21, 2026, the “2025 Form 10-K”). We encourage investors to review these risk factors.

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

Part I - Financial Information

Glossary of Terms

Unless otherwise stated in this Report or the context otherwise requires, reference to:

•
“Business Combination” means the Domestication, the Merger and the other transactions contemplated by the Merger Agreement, collectively;
•
“Closing” means the closing of the Business Combination;
•
“Common Stock” means the shares of common stock, par value $0.0001 per share, of Xos;
•
“Domestication” means the transfer by way of continuation and deregistration of NextGen from the Cayman Islands and the continuation and domestication of NextGen as a corporation incorporated in the State of Delaware;
•
“Hub” means our rapid-deployment mobile charger designed to expedite fleet transitions to electric vehicles;
•
“Legacy Xos” means Xos, Inc., a Delaware corporation, prior to the consummation of the Business Combination, now known as Xos Fleet, Inc.;
•
“Merger” means the merger of NextGen Merger Sub with and into Legacy Xos pursuant to the Merger Agreement, with Legacy Xos as the surviving company in the Merger and, after giving effect to such Merger, Legacy Xos becoming a wholly owned subsidiary of Xos;
•
“Merger Agreement” means that certain Merger Agreement, dated as of February 21, 2021, as amended on May 14, 2021, by and among NextGen, Sky Merger Sub I, Inc., a Delaware corporation and direct wholly owned subsidiary of NextGen, and Legacy Xos;
•
“NextGen” means NextGen Acquisition Corp., a Cayman Islands exempted company, prior to the consummation of the Domestication;
•
“Powertrain” means an assembly of every component that pushes a vehicle forward. A vehicle’s powertrain creates power from the engine and delivers it to the wheels on the ground. The key components of a powertrain include an engine, transmission, driveshaft, axles, and differential;
•
“Preferred Stock” means preferred stock, par value $0.0001 per share, authorized under the Certificate of Incorporation of Xos;
•
“Private Placement Warrants” means the warrants to purchase Common Stock originally issued in a private placement in connection with the initial public offering of NextGen;
•
“Public Warrants” means the redeemable warrants to purchase shares of Common Stock at an exercise price of $345 per share originally issued in connection with the initial public offering of NextGen;
•
“Warrants” means Private Placement Warrants and Public Warrants;
•
“X-Platform” means our proprietary, purpose-built vehicle chassis platform;
•
“Xos” means the reporting issuer, Xos, Inc. (formerly known as NextGen Acquisition Corporation), together with its consolidated subsidiaries;
•
“Xos Energy Solutions” means our comprehensive charging infrastructure business through which we offer mobile and stationary multi-application chargers, mobile energy storage and turnkey energy infrastructure services to accelerate client transitions to electric fleets; and
•
“Xosphere” means our proprietary fleet management platform.

Item 1. Financial Statements

Xos, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

Unaudited

(in thousands, except par value)

	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$13,235	$14,040
Accounts receivable, net	4,485	6,035
Inventories	23,533	24,961
Prepaid expenses and other current assets	3,713	4,841
Total current assets	44,966	49,877
Property and equipment, net	3,579	4,320
Operating lease right-of-use assets, net	1,726	1,534
Other non-current assets	4,177	4,632
Total assets	$54,448	$60,363

Liabilities and Stockholders’ Equity
Accounts payable	$1,378	$2,473
Convertible debt, current	7,500	6,500
Other current liabilities	13,601	14,011
Total current liabilities	22,479	22,984
Common stock warrant liability	79	73
Other non-current liabilities	1,033	1,345
Convertible debt, non-current	8,000	12,000
Total liabilities	31,591	36,402
Commitments and contingencies (Note 13)
Stockholders’ Equity
Common stock $0.0001 par value per share, authorized 1,000,000 shares, 14,146 and 11,403 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	2	1
Preferred stock $0.0001 par value per share, authorized 10,000 shares, 0 shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	262,730	252,026
Accumulated deficit	(239,875)	(228,066)
Total stockholders’ equity	22,857	23,961
Total liabilities and stockholders’ equity	$54,448	$60,363

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Xos, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Unaudited

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$4,740	$18,393	$15,965	$24,272
Cost of goods sold	4,167	16,756	11,021	21,399
Gross profit	573	1,637	4,944	2,873

Operating expenses
General and administrative	5,817	5,906	11,882	13,802
Research and development	1,899	2,087	3,929	4,017
Sales and marketing	804	707	1,720	1,361
Total operating expenses	8,520	8,700	17,531	19,180

Loss from operations	(7,947)	(7,063)	(12,587)	(16,307)

Other income (expense), net	1,096	(405)	816	(1,256)
Change in fair value of derivative instruments	(15)	(6)	(6)	(60)
Loss before provision for income taxes	(6,866)	(7,474)	(11,777)	(17,623)
Provision for income taxes	27	13	32	25
Net loss	$(6,893)	$(7,487)	$(11,809)	$(17,648)

Net loss per share
Basic	$(0.55)	$(0.90)	$(0.98)	$(2.16)
Diluted	$(0.55)	$(0.90)	$(0.98)	$(2.16)
Weighted average shares outstanding
Basic	12,591	8,287	12,084	8,182
Diluted	12,591	8,287	12,084	8,182

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Xos, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

Unaudited

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance at December 31, 2024	8,046	$1	$237,029	$(202,910)	$34,120
Stock options exercised	—	—	—	—	—
Stock based compensation expense	—	—	1,523	—	1,523
Issuance of common stock for vesting of restricted stock units	98	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	(42)	—	(140)	—	(140)
Net loss	—	—	—	(10,161)	(10,161)
Balance at March 31, 2025	8,102	$1	$238,412	$(213,071)	$25,342
Stock based compensation expense	—	—	1,574	—	1,574
Issuance of common stock for vesting of restricted stock units	449	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	(158)	—	(548)	—	(548)
Net loss	—	—	—	(7,487)	(7,487)
Balance at June 30, 2025	8,393	$1	$239,438	$(220,558)	$18,881

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance at December 31, 2025	11,403	$1	$252,026	$(228,066)	$23,961
Stock based compensation expense	—	—	2,119	—	2,119
Issuance of common stock for vesting of restricted stock units	898	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	(318)	—	(663)	—	(663)
Net loss	—	—	—	(4,916)	(4,916)
Balance at March 31, 2026	11,983	$1	$253,482	$(232,982)	$20,501
Stock options exercised	—	—	—	—	—
Stock based compensation expense	—	—	1,988	—	1,988
Issuance of common stock for vesting of restricted stock units	860	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	(167)	—	(375)	—	(375)
Issuance of common stock in at-the-market offering, net	379	—	2,248	—	2,248
Issuance of common stock in registered direct offering, net	1,091	1	5,387	—	5,388
Net loss	—	—	—	(6,893)	(6,893)
Balance at June 30, 2026	14,146	$2	$262,730	$(239,875)	$22,857

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Xos, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Unaudited

(in thousands, unaudited)

	Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES:
Net loss	$(11,809)	$(17,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,084	1,070
Amortization of right-of-use assets	868	818
Amortization of debt discounts and issuance costs	—	24
Amortization of insurance premiums	1,013	1,325
Inventory reserve	(877)	(2,206)
Impairment of property and equipment	61	401
Change in fair value of derivative instruments	6	60
Gain on lease termination	(54)	—
Stock-based compensation expense	4,107	3,097
Allowance for credit losses	(110)	(36)
Other non-cash items	(46)	75
Changes in operating assets and liabilities:
Accounts receivable	1,660	8,817
Inventories	1,935	7,471
Prepaid expenses and other current assets	(197)	(2,262)
Other assets	455	300
Accounts payable	(1,084)	(3,999)
Other liabilities	(1,287)	2,582
Net cash used in operating activities	(4,275)	(111)

INVESTING ACTIVITIES:
Proceeds from the disposal of assets held for sale and other assets	350	—
Purchase of property and equipment	(38)	—
Net cash provided by investing activities	312	—

FINANCING ACTIVITIES:
Payments on convertible notes	(3,000)	—
Payment for short-term insurance financing note	(1,289)	(1,887)
Taxes paid related to net share settlement of stock-based awards	(1,038)	(688)
Principal payment of equipment leases	(152)	(1,200)
Proceeds from short-term insurance financing note	1,001	1,675
Proceeds from issuance of common stock in at-the-market offering, net	2,248	—
Proceeds from issuance of common stock in registered direct offering, net	5,388	—
Stock options exercised	—	—
Net cash provided by (used in) financing activities	3,158	(2,100)

Net decrease in cash and cash equivalents	(805)	(2,211)
Cash and cash equivalents, beginning of period	14,040	10,996
Cash and cash equivalents, end of period	$13,235	$8,785

Supplemental disclosure of cash flow information
Cash paid for income taxes	$18	$24
Supplemental disclosure of non-cash activities
Operating lease termination	$(54)	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$1,060	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Xos, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Unaudited

Note 1 — Description of Business

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

Risks and Uncertainties

In recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. Global general economic and political conditions, such as recession, inflation, uncertain credit conditions and global financial markets, including potential future bank failures, health crises, supply chain disruption, fuel prices, international currency fluctuations, changes to trade policies and tariffs (or the perception that such changes may occur), and geopolitical events such as local and national elections, corruption, political instability and acts of war or military conflict, or terrorism, make it difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our products and services or impact their ability to make timely payments. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. In addition, there is a risk that our current or future suppliers, service providers, manufacturers or other partners may not survive such difficult economic times, which would directly affect our ability to attain our operating goals on schedule and on budget. The ultimate impact of current economic conditions on the Company is uncertain, but it may have a material negative impact on the Company’s business, operating results, cash flows, liquidity and financial condition.

Additionally, ongoing geopolitical events, such as the military conflicts between Russia and Ukraine, conflicts and tensions in the Middle East, including those involving Israel and Iran, and economic relations with China and related sanctions and export control restrictions, may increase the severity of supply chain disruptions and further hinder our ability to source inventory for our vehicles. These geopolitical issues continue to evolve and the ultimate impact on the Company is uncertain, but any prolonged or escalating conflict or tension may have a material negative impact on the Company’s business, operating results, cash flows, liquidity and financial condition.

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

As of June 30, 2026, the Company’s principal sources of liquidity were its cash and cash equivalents aggregating to $13.2 million. The Company’s short- and long-term uses of cash are for working capital and to pay interest and principal on its debt. The Company has incurred losses in nearly every period since inception and had net cash used in operating activities of $4.3 million and $0.1 million for the six months ended June 30, 2026 and 2025, respectively.

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

On August 9, 2022, the Company entered into a note purchase agreement (as amended on September 28, 2022, the “Note Purchase Agreement”) with Aljomaih Automotive Co. (“Aljomaih”) under which the Company agreed to sell and issue to Aljomaih a convertible promissory note with a principal amount of $20.0 million and a maturity date of August 11, 2025. On August 8, 2025, the Company and Aljomaih entered into Amendment Number One to the Note Purchase Agreement and amended and restated the Convertible Note issued thereunder. On August 14, 2025, the Company and Aljomaih entered into a Letter Agreement regarding certain restrictions on convertibility of the Convertible Note (Amendment Number One to the Note Purchase Agreement, the amendment and restatement of the Convertible Note and the Letter Agreement are referred to collectively as the “Aljomaih Amendments”). Among other things, the Aljomaih Amendments extended the maturity of the Convertible Note such that it is now due in ten quarterly installments payable between November 11, 2025 and February 11, 2028. The first four such installments are $1.5 million each, the fifth through eighth installments are $2.0 million each and the final two installments are $3.0 million each; provided that such installments may be increased in the event certain financing activities result in proceeds to the Company in excess of four times the aggregate amount of Convertible Note principal payments otherwise required on or prior to any installment date. Pursuant to the Aljomaih Amendments, and notwithstanding the postponement of maturity of the Convertible Note, interest that had accrued on the Convertible Note through August 11, 2025, of approximately $6.0 million in the aggregate, was converted into 1,803,262 shares of Common Stock at the 10-day VWAP (as defined in the Convertible Note) on August 25, 2025. On May 8, 2026, the Company and Aljomaih entered into a Third Amended and Restated Convertible Promissory Note (the "Third A&R Note"). The Third A&R Note reduced the conversion price from $71.451 to $12.00 per share of Common Stock (subject to customary proportional adjustment). The Third A&R Note also adds a mandatory conversion feature to the Convertible Note pursuant to which the Company may compel the conversion of the Convertible Note if the Daily VWAP (as defined in the Convertible Note) of the Common Stock exceeds $16.00 per share (subject to customary proportional adjustment) for at least twenty out of thirty consecutive trading days.

Xos, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Unaudited

Based on the Company’s strategies to raise funds as described above and Xos’s cash and cash equivalents as of June 30, 2026, the Company believes there is substantial doubt about such resources providing sufficient liquidity for the next twelve months following the date of the issuance of the unaudited condensed consolidated financial statements in this Report. Management is presently exploring options to increase liquidity to resolve this concern and facilitate further growth. As a result, it is not probable that Xos’s plans alleviate the substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of the unaudited condensed consolidated financial statements in this Report based on plans Management has been able to execute through the date of the issuance of the unaudited condensed consolidated financial statements in this Report, although additional actions are under review. Absent the Company being able to collect on its outstanding accounts receivable, obtain a sufficient level of new capital in the near-term and/or obtain replacement financing for, or further extend the maturity of, existing debt, the Company could be required to seek protection under Chapters 7 or 11 of the United States Bankruptcy Code. This could potentially cause the Company to cease operations.

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

Fluctuating tariff regimes, particularly those affecting power electronics, batteries and battery components, semiconductors, and structural materials, have increased variability in the Company's cost structure and procurement planning. Tariffs imposed under Section 232 of the Trade Expansion Act of 1962 and Section 301 of the Trade Act of 1974 remained in effect during the period and applied to certain imported components used by the Company. Effective January 1, 2026, previously announced Section 301 tariff increases on certain Chinese-origin products took effect, including a significant increase in the rate applicable to certain lithium-ion batteries and new tariffs on natural graphite and permanent magnets. A temporary global import surcharge under Section 122 of the Trade Act of 1974 was also in effect from February 24, 2026, through July 24, 2026, subject to specified exemptions and limitations. Subsequent to the period, new Section 301 tariffs took effect on July 24, 2026, covering products from a broad group of trading partners, including an additional tariff on most Chinese-origin products, subject to specified exemptions; these tariffs may apply in addition to other applicable duties. Ongoing and potential trade actions, including active Section 232 and 301 investigations, could result in additional tariffs on supply chain components, increasing costs and disrupting sourcing, procurement, or production planning.

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

In the opinion of management, all adjustments (primarily consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024

Xos, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Unaudited

presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 30, 2026, as amended by Amendment No. 1 thereto on Form 10-K/A filed with the SEC on April 21, 2026.

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

Revision of Previously Issued Financial Statements

The Company has identified an immaterial prior period revision with respect to the improper recording of vendor accrued purchases within other current liabilities, in its previously reported financial statements for the periods ended December 31, 2024, March 31, 2025, June 30, 2025, December 31, 2025, and March 31, 2026.

In accordance with Staff Accounting Bulletin ("SAB") 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, the Company evaluated the materiality of the errors from qualitative and quantitative perspectives, and concluded that the errors were immaterial to any prior annual and interim financial statements. Notwithstanding this conclusion, management has revised the accompanying unaudited condensed consolidated financial statements for the affected periods, and related notes included herein to correct the errors. Refer to Note 19 — Revision of Previously Reported Information in the unaudited condensed consolidated financial statements for further details.

Warranty Liability

The Company provides customers with a product warranty that assures that the products meet standard specifications and is free for periods typically between 2 to 5 years. The Company accrues a warranty reserve for the products sold, which includes its best estimate of the projected costs to repair or replace items under warranties and recalls, if identified. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain given the Company’s relatively short history of sales, and changes to its historical or projected warranty experience may cause material changes to the warranty reserve in the future. Claims incurred under the Company’s standard product warranty programs are recorded based on open claims. The Company recorded warranty liability within other current liabilities in the consolidated balance sheets as of June 30, 2026 and December 31, 2025.

The reconciliation of the change in the Company’s product liability balances during the three and six months ended June 30, 2026 and 2025 consisted of the following (in thousands):

Xos, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Warranty liability, beginning of period	$1,418	$863	$1,477	$740
Reduction in liability (payments)	(621)	(381)	(1,220)	(689)
Increase in liability	423	548	963	979
Warranty liability, end of period	$1,220	$1,030	$1,220	$1,030

Concentrations of Credit and Business Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of June 30, 2026 and 2025, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

During the three months ended June 30, 2026, four customers accounted for 27%, 15%, 14%, and 13% of the Company’s revenues. During the three months ended June 30, 2025, one customer accounted for 70% of the Company’s revenues. During the six months ended June 30, 2026, two customers accounted for 38% and 22% of the Company’s revenues. During the six months ended June 30, 2025, one customer accounted for 53% of the Company’s revenues.

Accounts receivable totaled $4.5 million, net of allowance of $34,000, $6.0 million, net of allowance of $49,000, and $26.9 million, net of allowance of $0.2 million as of June 30, 2026, December 31, 2025 and December 31, 2024, respectively. As of June 30, 2026, five customers accounted for 19%, 16%, 15%, 14%, and 13% of the Company’s accounts receivable. As of December 31, 2025, four customers accounted for 17%, 14%, 12%, and 10% of the Company’s accounts receivable.

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

As of June 30, 2026, one vendor accounted for 14% of the Company’s accounts payable. As of December 31, 2025, two vendors accounted for 12%, and 11% of the Company’s accounts payable.

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

The CODM assesses performance of the segment and decides how to allocate resources based on revenue, gross profit, employee-related costs and net loss presented on a consolidated basis, for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results and plans for products or components below the consolidated unit level. Accordingly, the Company reports under a single operating segment. The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

Recent Accounting Pronouncements Issued and Adopted:

In July 2025, the FASB issued Accounting Standards Update ("ASU") No. 2025-05, Financial Instruments – Credit Losses (Topic 326), to allow entities to elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. These amendments are effective for the Company for annual and interim periods in 2026 applied prospectively, with early adoption permitted.

Xos, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Unaudited

We adopted this ASU on a prospective basis effective January 1, 2026 and elected the practical expedient permitted under this ASU. The impact of the adoption of the amendments in this update was not material to the Company’s unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements Issued and not yet Adopted:

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses including purchases of inventory, employee compensation, depreciation and intangible asset amortization in commonly presented expense captions such as cost of sales, selling, general and administrative expense, and research and development. As clarified, these amendments are effective for the Company for annual periods in 2027, applied prospectively, with early adoption permitted, and interim periods beginning in 2028. The Company intends to adopt the amendments in this update prospectively in 2027 for annual periods and in 2028 for interim periods. The impact of the adoption of the amendments in this update is not expected to be material to the Company’s consolidated financial position and results of operations, as the requirements only require more detailed disclosures in the footnotes to the Company’s consolidated financial statements.

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

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, to update the disclosure requirements for interim reporting periods. The amendments in this update require additional disclosure of events since the end of the prior annual reporting period that have a material impact on the entity. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, applied either prospectively, with early adoption permitted, or by a retrospective approach. The Company intends to adopt the amendments in this update prospectively for interim periods in 2028. The impact of the adoption of the amendments in this update is not expected to be material to the Company’s unaudited condensed consolidated financial position and results of operations, as the requirements only require more detailed disclosures in the Company’s interim unaudited condensed consolidated financial statements and accompanying footnotes.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements, to address thirty-three items that clarify, correct errors, or make minor improvements to existing topics. Generally, the amendments in this update are not intended to result in significant changes for most entities. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2026, applied either prospectively, with early adoption permitted, or by a retrospective approach on an issue-by-issue basis. The Company is currently evaluating the provisions of this amendment and does not expect this amendment to have a material impact on our consolidated financial statements.

The Company is still evaluating all other applicable recently issued accounting pronouncements to evaluate the impact of the adoption of such pronouncements on its consolidated financial statements or notes thereto.

Xos, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Unaudited

Note 3 — Revenue Recognition

Disaggregated revenues by major source for the three and six months ended June 30, 2026 and 2025 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Product and service revenue
Stepvans & vehicle incentives(1)	$581	$17,087	$2,201	$20,671
Powertrains & hubs(1)	3,468	930	12,584	2,522
Other product revenue(2)	525	152	817	619
Total product revenue	4,574	18,169	15,602	23,812
Ancillary revenue	166	224	363	460
Total revenues	$4,740	$18,393	$15,965	$24,272

(1)
Amounts are net of returns and allowances. Stepvans & vehicle incentives and powertrains & hubs include revenue generated from operating and sales-type leases.
(2)
Other product revenue for both the three and six months ended June 30, 2026 includes revenue related to non-recurring powertrain engineering services of $0.1 million and revenue related to software services of $0.1 million. The remaining performance obligations for non-recurring engineering services total $8,000 as of June 30, 2026 and are expected to be satisfied in 2026. The remaining performance obligations for software services total $0.5 million as of June 30, 2026 and $0.2 million are expected to be satisfied in 2026 with the remaining $0.3 million expected to be satisfied in 2027 and beyond.

The Company leases stepvans and hubs to customers under operating leases with terms ranging from 24 to 36 months. At the end of the lease term, customers are required to return the vehicles to Xos. During the three months ended June 30, 2026 and 2025, the Company recorded operating lease revenue of $0 and $4,000, respectively, on a straight-line basis over the contractual terms of the respective leases as part of stepvans & vehicle incentives, above. During the six months ended June 30, 2026 and 2025, the Company recorded operating lease revenue of $0 and $11,000, respectively, on a straight-line basis over the contractual terms of the respective leases as part of stepvans & vehicle incentives, above. During the three months ended June 30, 2026 and 2025, the Company recorded operating lease revenue of $80,000 and $11,000, respectively, on a straight-line basis over the contractual terms of the respective leases as part of powertrains & hubs, above. During the six months ended June 30, 2026 and 2025, the Company recorded operating lease revenue of $109,000 and $22,000, respectively, on a straight-line basis over the contractual terms of the respective leases as part of powertrains & hubs, above.

Note 4 — Lease Receivable

For deferred equipment agreements that contain embedded operating leases, upon lease commencement, the Company defers and records the equipment cost of operating lease assets within property and equipment, net of accumulated depreciation. These operating lease assets are subsequently amortized to cost of goods sold over the lease term on a straight-line basis.

For deferred equipment agreements that contain embedded sales-type leases, the Company recognizes lease revenue and costs, as well as a lease receivable, at the time the lease commences. Lease revenue related to both operating and sales-type leases for the three months ended June 30, 2026 and 2025 was approximately $80,000 and $15,000, respectively. Lease revenue related to both operating and sales-type leases for the six months ended June 30, 2026 and 2025 was approximately $109,000 and $33,000, respectively. Costs related to embedded leases within the Company’s deferred equipment agreements are included in cost of goods sold in the accompanying unaudited condensed consolidated statement of operations. Interest on the lease receivable was immaterial to the unaudited condensed consolidated financial statements for both the three and six months ended June 30, 2026 and 2025.

(in thousands)	Balance Sheet Location	June 30, 2026	December 31, 2025
Lease receivable		$268	$572
Less: current portion of lease receivable	Prepaid expenses and other current assets	(212)	(517)
Lease receivable, non-current	Other non-current assets	$56	$55

Xos, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Unaudited

As of June 30, 2026, estimated future maturities of customer sales-type lease receivable and operating lease payments for each of the following fiscal years are as follows:

	Future Lease Receivables/Payments (in thousands)
Fiscal year	Sales-Type Leases	Operating Leases
Remainder of 2026	$155	$95
2027	$68	$—
2028 and thereafter	$45	$—
Total lease payments	$268	$95

Note 5 — Inventories

Inventory amounted to $23.5 million and $25.0 million, respectively, as of June 30, 2026 and December 31, 2025 and consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$13,757	$16,367
Work in process	3,642	3,647
Finished goods	6,134	4,947
Total inventories	$23,533	$24,961

Inventories as of June 30, 2026 and December 31, 2025 were comprised of raw materials, work in process and finished goods related to the production of stepvans, powertrains, hubs, and other products for sale and finished goods inventory including vehicles in transit to fulfill customer orders, new vehicles, new vehicles awaiting final pre-delivery quality review inspection, and Xos Energy Solutions products available for sale. The remaining capitalized labor and overhead cost remaining in work in process and finished goods inventory is $0.7 million and $0.6 million as of June 30, 2026 and December 31, 2025, respectively.

Inventories are stated at the lower of cost or net realizable value. Cost is computed using average cost. Inventory write-downs are based on reviews for excess and obsolescence determined primarily by current and future demand forecasts. During the three months ended June 30, 2026 and 2025, the Company recorded a favorable change in our inventory reserves of $0.7 million and $1.7 million, respectively, to reflect inventories at their net realizable values and provide an allowance for any excess or obsolete inventories. During the six months ended June 30, 2026 and 2025, the Company recorded a favorable change in our inventory reserves of $0.9 million and $2.2 million, respectively, to reflect inventories at their net realizable values and provide an allowance for any excess or obsolete inventories.

Note 6 — Selected Balance Sheet Data

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Prepaid inventories	$202	$465
Prepaid expenses and other(1)	2,162	2,184
Lease receivable	212	517
Financed insurance premiums	814	1,076
Assets held for sale(2)	323	599
Total prepaid expenses and other current assets	$3,713	$4,841

Xos, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Unaudited

(1)
Primarily relates to prepayments for energy services projects, prepaid insurance, prepaid licenses and subscriptions, other receivables, and contract assets arising from contracts with customers. Contract assets arising from contracts with customers totaled $0, $0, and $1.1 million, as of June 30, 2026, December 31, 2025 and December 31, 2024, respectively.
(2)
Assets held for sale are comprised of manufacturing equipment no longer used in production and intended to be sold.

Other Non-Current Assets

Other non-current assets as of June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Security deposits(1)	$—	$338
Duty drawback receivable(2)	2,709	2,709
Lease receivable, non-current	56	55
Other non-current assets	1,412	1,530
Total other non-current assets	$4,177	$4,632

(1)
Primarily relates to security deposits for operating leases.
(2)
Represents the estimated amount that can be recovered from previously paid tariffs relating to crushed SOLO vehicles that were acquired in connection with the ElectraMeccanica acquisition.

Xos, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Unaudited

Other Current Liabilities

Other current liabilities as of June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued expenses and other(1)	$6,326	$5,827
Contract liabilities, current(2)	235	243
Accrued interest(3)	1,597	758
Accrued payroll(4)	1,383	2,004
Customer deposits(5)	777	616
Warranty liability	1,220	1,477
Short-term insurance financing notes	670	958
Operating lease liabilities, current(6)	1,150	1,836
Finance lease liabilities, current	243	292
Total other current liabilities	$13,601	$14,011

(1)
Primarily relates to other accrued expenses, accrued inventory purchases, remaining lease termination payments related to the Mesa Lease, and accrued professional fees.
(2)
Contract liabilities, current, arising from contracts with customers is $0.3 million as of December 31, 2024.
(3)
Represents accrued interest on the Convertible Promissory Note, which interest is convertible into shares of our Common Stock at maturity.
(4)
Primarily relates to payroll liabilities such as accrued payroll, accrued vacation, accrued bonuses and other payroll liabilities.
(5)
Customer deposits balance is $1.3 million as of December 31, 2024.

Revenue recognized from the customer deposits and contract liabilities balance for both of the three months ended June 30, 2026 and 2025 was $0.1 million. Revenue recognized from the customer deposits and contract liabilities balance for the six months ended June 30, 2026 and 2025 was $0.6 million and $0.4 million, respectively.

Other Non-Current Liabilities

Other non-current liabilities as of June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued interest expense and other	$35	$616
Contract liabilities, non-current(1)	347	342
Operating lease liabilities, non-current(2)	629	262
Finance lease liabilities, non-current	22	125
Total other non-current liabilities	$1,033	$1,345

(1)
Contract liabilities, non-current, arising from contracts with customers is $0.4 million as of December 31, 2024.
(2)
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

Xos, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Unaudited

The Earn-out Shares will be issued in tranches based on the following conditions:

i.
If the volume-weighted average closing share price (“VWAP”) of the Common Stock equals or exceeds $420.00 per share for any 10 trading days within any consecutive 20-trading day period between the Merger closing date and the five year anniversary of such closing date (“Earn-out Period”), then the Company is required to issue an aggregate of 180,000 shares (“Tranche 1 Earn-out Shares”) of Common Stock to holders with the contingent right to receive Earn-out Shares (excluding any Earn-out RSUs). If after Closing and during the Earn-out Period, there is a Change in Control (as defined in the Merger Agreement), the Company is required to issue Tranche 1 Earn-out Shares when the value per share of the Company is equal to or greater than $420.00 per share, but less than $600.00. If there is a change in control where the value per share of Common Stock is less than $420.00, then the Earn-out Shares shall terminate prior to the end of the Earn-out Period and no Common Stock shall be issuable.
ii.
If the VWAP of the Common Stock equals or exceeds $600.00 per share for any 10 trading days within any consecutive 20-trading day period during the Earn-out Period, then the Company is required to issue an aggregate of 180,000 shares (“Tranche 2 Earn-out Shares”) of Common Stock to holders with the contingent right to receive Earn-out Shares (excluding any Earn-out RSUs). If after Closing and during the Earn-out Period, there is a Change in Control (as defined in the Merger Agreement), the Company is required to issue Tranche 2 Earn-out Shares when the value per share of the Company is equal to or greater than $600.00 per share, but less than $750.00.
iii.
If the VWAP of the Common Stock equals or exceeds $750.00 per share for any 10 trading days within any consecutive 20-trading day period during the Earn-out Period, then the Company is required to issue an aggregate of 180,000 shares (“Tranche 3 Earn-out Shares”) of Common Stock to holders with the contingent right to receive Earn-out Shares (excluding any Earn-out RSUs). If after Closing and during the Earn-out Period, there is a Change in Control (as defined in the Merger Agreement), the Company is required to issue Tranche 3 Earn-out Shares when the value per share of the Company is equal to or greater than $750.00 per share.

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

For each of the periods ended June 30, 2026 and December 31, 2025, the fair value of the Earn-out Shares liability was estimated to be $0. The Company recognized a change in fair value in Earn-out Shares liability of $0 in its unaudited condensed consolidated statements of operations during both the three and six months ended June 30, 2026 and 2025.

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

Xos, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Unaudited

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

On May 8, 2026, the Company and Aljomaih entered into the Third A&R Note. The Third A&R Note reduced the conversion price from $71.451 to $12.00 per share of Common Stock (subject to customary proportional adjustment). The Third A&R Note also adds a mandatory conversion feature to the Convertible Note pursuant to which the Company may compel the conversion of the Convertible Note if the Daily VWAP (as defined in the Convertible Note) of the Common Stock exceeds $16.00 per share (subject to customary proportional adjustment) for at least twenty out of thirty consecutive trading days.

The future scheduled mandatory prepayments of principal as of June 30, 2026 were as follows (in thousands):

Mandatory Prepayments
2026	$3,500
2027	9,000
2028	3,000
Total	$15,500

The Note also includes an optional redemption feature that provides the Company, on or after August 11, 2024, or as otherwise agreed to between the Company and Aljomaih in writing, the right to redeem the outstanding principal and accrued and unpaid interest, upon written notice not less than 5 trading days prior to exercise of the option, in full or in part and without penalty.

The Company accounts for the Note in accordance with the guidance contained in Accounting Standards Codification ("ASC") 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, under which the Note was analyzed for the identification of material embedded features that meet the criteria for equity treatment and/or bifurcation and must be recorded as a liability. The Company initially classified the Note as a non-current liability given a maturity date of greater than one year, however, during the quarter ended September 30, 2024, the Note was reclassified as a current liability since its maturity date is less than one year from September 30, 2024. On August 8, 2025, the Note was amended subject to Amendment Number One, and as a result of such amendment, a portion of the Note has been reclassified as a non-current liability at June 30, 2025, due to a change in the principal repayment schedule of the Note.

The Note will not be included in the computation of either basic or diluted EPS for the three and six months ended June 30, 2026 and 2025 in Note 16 — Net Loss per Share. This financial instrument is not included in basic EPS because it does not represent participating securities. Further, the Note is not included in diluted EPS because including these financial instruments would have an antidilutive effect on EPS for the three and six months ended June 30, 2026 and 2025.

Xos, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Unaudited

As of June 30, 2026, the Company had a principal balance of $15.5 million. As of December 31, 2025, the Company had a principal balance of $18.5 million outstanding. The Company recorded interest expense of $0.4 million and $0.5 million in other expense, net, related to the Note during the three months ended June 30, 2026 and 2025, respectively. The Company recorded interest expense of $0.8 million and $1.0 million in other expense, net, related to the Note during the six months ended June 30, 2026 and 2025, respectively.

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

During both of the three months ended June 30, 2026 and 2025, the Company issued 0 shares of Common Stock under the SEPA. As of December 31, 2025, the remaining commitment available under the agreement was $119.4 million, However, our ability to utilize the remaining commitment amount was limited by various factors, including, but not limited to, the availability of an effective registration statement permitting the resale of such shares of Common Stock. Ultimately, the Company did not cause the effectiveness of any such registration statement during 2025 or thereafter, and the SEPA expired on February 11, 2026.

Common Stock Offering

On May 30, 2023, the Company filed a Registration Statement on Form S-3 (File No. 333-272284), to issue and sell from time to time, together or separately, certain securities at an aggregate public offering price that will not exceed $100 million (the "2023 Registration Statement"). The 2023 Registration Statement was declared effective on June 8, 2023. On August 14, 2025, the Company filed a prospectus supplement to the prospectus included in the 2023 Registration Statement for an at-the-market offering ("ATM Offering") by the Company of up to $5.4 million of its Common Stock. The Sales Agreement, dated August 14, 2025, with respect to the Company’s ATM Offering (the “Sales Agreement”) provides for the sale of the Company’s stock in at-the-market sales up to $20 million, subject to the amount available to be sold by the Company pursuant to its registration statement. On June 5, 2026, the Company filed a registration statement on Form S-3 (File No. 333-296569) to issue and sell from time to time, together or separately, certain securities at an aggregate public offering price that will not exceed $100 million (the “2026 Registration Statement”). The 2026 Registration Statement was declared effective on June 22, 2026, replacing the 2023 Registration Statement. On June 23, 2026, the Company filed a prospectus supplement to the prospectus included in the 2026 Registration Statement for an ATM Offering by the Company of up to $8.8 million of its Common Stock.

During both of the three and six months ended June 30, 2026, 378,700 shares of Common Stock were sold under the ATM Offering program at an average price of $6.71 per share for aggregate net proceeds of $2.2 million after commissions of $0.1 million and legal, accounting, investor relations, and other offering costs of $0.2 million. During both of the three and six months ended June 30, 2025, no shares of Common stock were sold under the ATM Offering program. As of June 30, 2026, the Company had $8.8 million of shares of Common Stock available for future issuance under the ATM Offering pursuant to the Company’s prospectus supplement with respect to the ATM Offering, and $14.6 million remaining under the terms of the Sales Agreement.

Registered Direct Offering

On June 4, 2026, the Company entered into a Securities Purchase Agreement with institutional investors, pursuant to which the Company issued and sold 1,090,910 shares of its Common Stock at a purchase price of $5.50 per share for aggregate net proceeds of approximately $5.4 million after deducting placement agent fees of approximately $0.4 million and legal, investor relations, and other offering costs of $0.2 million.

Note 10 — Derivative Instruments

Public and Private Placement Warrants

As of June 30, 2026, the Company had 18,633,301 Public Warrants and 199,997 Private Placement Warrants outstanding, with fair values of $78,000 and $840, respectively.

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

Xos, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Unaudited

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

Redemption of Warrants for cash when the price per share of Common Stock equals or exceeds $540.00:

At any time that the Warrants are exercisable, the Company may redeem the outstanding Warrants (except as described above with respect to the Private Placement Warrants):

•
in whole and not in part;
•
at a price of $0.01 per Warrant;
•
upon not less than 30 days’ prior written notice of redemption to each Warrant holder; and
•
if, and only if, the last reported sale price of Common Stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the Warrant holders (the “Reference Value”) equals or exceeds $540.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and the like).

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

•
in whole and not in part;
•
at $0.10 per Warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their Warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of Common Stock;
•
if, and only if, the Reference Value equals or exceeds $300.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like); and

Xos, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Unaudited

•
if the Reference Value is less than $540.00 per share (as adjusted), the Private Placement Warrants must also concurrently be called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

As of June 30, 2026, there were 1,165 Options outstanding under the 2018 Stock Plan. The amount and terms of Option grants were determined by the board of directors of Legacy Xos. The Options granted under the 2018 Stock Plan generally expire within 10 years from the date of grant and generally vest over four years, at the rate of 25% on the first anniversary of the date of grant and ratably on a monthly basis over the remaining 36-month period thereafter based on continued service.

Stock option activity during the three months ended June 30, 2026 consisted of the following:

	Options	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Years	Aggregate Intrinsic Value
December 31, 2025 — Options outstanding	1,211	$0.47	$0.66	3.69	$1,399
Granted	—	—	—		—
Exercised	—	—	—		—
Forfeited	(23)	0.34	0.46		42
March 31, 2026 — Options outstanding	1,188	$0.47	$0.66	3.51	$1,154
Granted	—	—	—		—
Exercised	(23)	0.64	0.46		35
Forfeited	—	—	—		—
June 30, 2026 — Options outstanding	1,165	$0.47	$0.66	3.25	$2,746
June 30, 2026 — Options vested and exercisable	1,165	$0.47	$0.66	3.25	$2,746

Aggregate intrinsic value represents the difference between the exercise price of the options and the fair value of the Company’s Common Stock. The aggregate intrinsic value of options exercised during the three months ended June 30, 2026 and 2025 was approximately $35 and $0, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2026 and 2025 was approximately $35 and $2,351, respectively.

The Company estimates the grant date fair value of options utilizing the Black-Scholes option pricing model, which is dependent upon several variables, including expected option term, expected volatility of the Company's share price over the expected term, expected risk-free rate and expected dividend yield rate. There were no option grants during the three and six months ended June 30, 2026 and 2025.

2021 Equity Plan

On August 19, 2021 the Company’s stockholders approved the 2021 Equity Incentive Plan (the “2021 Equity Plan”), which was ratified by the Company’s board of directors on August 20, 2021. The 2021 Equity Plan provides for the grant of incentive stock options (“ISOs”), within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) to employees, including employees of any parent or subsidiary, and for the grant of non-statutory stock options (“NSOs”), stock appreciation rights, restricted

Xos, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Unaudited

stock awards, restricted stock units (“RSUs”), performance awards and other forms of awards to employees, directors and consultants, including employees and consultants of Xos’s affiliates. On June 24, 2024, the Company’s stockholders approved the Xos, Inc. Amended and Restated 2021 Equity Incentive Plan (the “A&R 2021 Equity Plan”) to increase the aggregate number of shares of Common Stock reserved for issuance under the 2021 Equity Plan by 1,180,819 shares. On June 24, 2025, the Company’s stockholders approved the 2025 Amendment to the Xos, Inc. Amended and Restated 2021 Equity Incentive Plan (the “2025 Amendment”) to increase the aggregate number of shares of Common Stock reserved for issuance under the 2021 Equity Plan by 3,100,000 shares. On June 23, 2026, the Company’s stockholders approved the 2026 Amendment to the Xos, Inc. Amended and Restated 2021 Equity Incentive Plan (the “2026 Amendment”) to increase the aggregate number of shares of Common Stock reserved for issuance under the 2021 Equity Plan by 3,740,000 shares.

As of June 30, 2026, there were 5,972,396 shares of Common Stock available for issuance under the A&R 2021 Equity Plan, as amended.

RSU activity during the three months ended June 30, 2026 consisted of the following:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Fair Value
December 31, 2025 — RSU outstanding	3,096,067	$3.79	$5,605,441
Granted	96,716	2.22	215,355
Vested	(898,345)	3.59	1,873,916
Forfeited	—	—	—
March 31, 2026 — RSU outstanding	2,294,438	$3.80	$3,741,339
Granted	332,617	2.02	673,312
Vested	(740,401)	4.12	2,167,773
Forfeited	(375)	4.00	653
June 30, 2026 — RSU outstanding	1,886,279	$3.54	$5,699,166

The Company recognized stock-based compensation expense (including Earn-out RSUs) in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2026 totaling approximately $2.0 million and $4.1 million, respectively, and June 30, 2025, totaling approximately $1.6 million and $3.1 million, respectively, which consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of goods sold	$54	$47	$119	$108
Research and development	315	336	670	691
Sales and marketing	246	206	658	437
General and administrative	1,373	985	2,660	1,861
Total	$1,988	$1,574	$4,107	$3,097

We allocate stock-based compensation expense to cost of goods sold, research and development expense, sales and marketing expense and general and administrative expense, based on the roles of the applicable recipients of such stock-based compensation. The unamortized stock-based compensation expense was $6.3 million as of June 30, 2026, and weighted average remaining amortization period as of June 30, 2026 was 1.39 years.

The aggregate fair value of RSUs that vested was $2.2 million and $4.1 million during the three and six months ended June 30, 2026, respectively.

Xos, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Unaudited

Note 12 — Property and Equipment, net

Property and equipment, net consisted of the following at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Equipment	$5,607	$5,705
Finance lease assets	1,339	1,339
Furniture and fixtures	173	173
Company vehicles(1)	4,011	3,442
Leasehold improvements	1,401	1,401
Computers, software and related equipment	3,128	3,128
Property and equipment, gross	15,659	15,188
Accumulated depreciation	(12,080)	(10,868)
Property and equipment, net	$3,579	$4,320

(1)
Amounts include operating lease assets (stepvans and hubs) for which the Company is a lessor. As of June 30, 2026, gross operating lease assets and accumulated depreciation on operating lease assets were $0.9 million and $0.2 million, respectively. As of December 31, 2025, gross operating lease assets and accumulated depreciation on operating lease assets were $0.3 million and $0.1 million, respectively.

Depreciation expense during the three months ended June 30, 2026 and 2025 totaled $0.5 million and $0.6 million, respectively. Depreciation expense during both the six months ended June 30, 2026 and 2025 totaled $1.1 million.

Note 13 — Commitments and Contingencies

Legal Contingencies

Legal claims may arise from time to time in the normal course of business, the results of which may have a material effect on the Company’s accompanying unaudited condensed consolidated financial statements. As of June 30, 2026 and December 31, 2025, the Company was not a party to any legal proceedings, that individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

Other Contingencies

The Company enters into non-cancellable long-term purchase orders and vendor agreements in the normal course of business. As of June 30, 2026, non-cancellable purchase commitments with three of the Company’s vendors totaled approximately $31,000.

Note 14 — Related Party Transactions

The Company has lease agreements with Fitzgerald Manufacturing Partners. The owner of Fitzgerald Manufacturing Partners is a stockholder of the Company. For each of the three months ended June 30, 2026 and 2025, the Company incurred rent expense of $0.1 million and $0.2 million, respectively, related to these agreements. For the six months ended June 30, 2026 and 2025, the Company incurred rent expense of $0.3 million and $0.4 million, respectively, related to these agreements.

Note 15 — Income Taxes

The Company’s effective tax rate during the three months ended June 30, 2026 and 2025 was (0.39%) and (0.17%), respectively. The Company’s effective tax rate during the six months ended June 30, 2026 and 2025 was (0.27%) and (0.14%), respectively. State taxes coupled with losses not benefited resulted in an effective tax rate below the statutory tax rate of 21% for the six months ended June 30, 2026.

The Company recognizes tax benefits related to positions taken, or expected to be taken, on its tax returns, only if the positions are “more-likely-than-not” sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is

Xos, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Unaudited

recognized in its financial statements. The Company does not have any uncertain tax positions that meet this threshold as of June 30, 2026 and December 31, 2025.

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

At June 30, 2026, the Company’s deferred income taxes were in a net asset position mainly due to deferred tax assets generated by net operating losses. The Company assesses the likelihood that its deferred tax assets will be realized. A full review of all positive and negative evidence needs to be considered, including the Company's current and past performance, the market environments in which the Company operates, the utilization of past tax credits, the length of carryback and carryforward periods, and tax planning strategies that might be implemented. Management believes that, based on a number of factors, it is more likely than not that all or some portion of the deferred tax assets may not be realized; accordingly, the Company has provided a valuation allowance against its net deferred tax assets at June 30, 2026 and December 31, 2025.

One Big Beautiful Bill Act

On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act,” into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense . The Act modifies various energy credits to accelerate the phase out of these credits. The Act also includes certain changes to the US taxation of foreign activity, including changes to foreign tax credits, Global Intangible Low-Taxed Income (GILTI), Foreign-Derived Intangible Income (FDII), and Base Erosion and Anti-Abuse Tax (BEAT), amongst other changes. These changes are generally effective for tax years beginning after December 31, 2025. The Company evaluated the impact of the legislation in accordance with ASC 740 and determined that it did not have a material effect on the Company’s unaudited condensed consolidated financial statements for the period ended June 30, 2026 and the legislation did not result in the recognition or remeasurement of deferred tax liabilities or current income taxes.

Note 16 — Net Loss per Share

Basic and diluted net loss per share during the three and six months ended June 30, 2026 and 2025 consisted of the following (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(6,893)	$(7,487)	$(11,809)	$(17,648)
Net loss attributable to common stockholders, basic	(6,893)	(7,487)	(11,809)	(17,648)
Net loss attributable to common stockholders, diluted(1)	(6,893)	(7,487)	(11,809)	(17,648)
Denominator:
Basic
Weighted average common shares outstanding, basic	12,591	8,287	12,084	8,182
Basic net loss per share	$(0.55)	$(0.90)	$(0.98)	$(2.16)
Diluted
Weighted average common shares outstanding, diluted(1)	12,591	8,287	12,084	8,182
Diluted net loss per share	$(0.55)	$(0.90)	$(0.98)	$(2.16)

(1)
Net loss attributable to common stockholders, diluted during both the three and six months ended June 30, 2026 and 2025, excludes adjustments related to the change in fair value of derivative liabilities, interest expense and amortization of discounts and issuance costs related to Convertible Note. These adjustments were excluded from the calculation of diluted net loss per share as they would have an antidilutive effect (see Note 8 — Convertible Notes).

Xos, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Unaudited

Potential ending shares outstanding that were excluded from the computation of diluted net income (loss) per share because their effect was anti-dilutive as of June 30, 2026 and 2025 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Contingent earn-out shares	547	547	547	547
Common stock underlying public and private warrants	628	628	628	628
Restricted stock units	1,886	1,049	1,886	1,049
Stock options	1	1	1	1
If-converted common stock from convertible debt	1,542	280	1,542	280

Note 17 — Segment Reporting

The following table presents segment revenue, gross profit, and net loss for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$4,740	$18,393	$15,965	$24,272
Cost of goods sold	4,167	16,756	11,021	21,399
Gross profit	573	1,637	4,944	2,873
less:
Employee related	3,086	2,959	6,015	5,944
Stock-based compensation(1)	1,934	1,528	3,988	2,989
Facility and rent	516	1,132	1,115	2,191
Insurance	618	800	1,385	1,678
Depreciation	465	504	964	951
Professional services	740	448	1,361	1,084
Computer and software as a service	448	502	1,078	852
Research and development materials	427	472	878	809
Other(2)	286	355	747	2,682
Other (income) expense, net(3)	(1,096)	405	(816)	1,256
Change in fair value of derivative instruments	15	6	6	60
Provision for income taxes	27	13	32	25
Segment net loss	$(6,893)	$(7,487)	$(11,809)	$(17,648)

____________

(1)
Stock-based compensation includes general and administrative, sales and marketing, and research and development-related stock-based compensation that was previously consolidated in employee related costs.
(2)
Other includes general and administrative freight, as well as travel & entertainment, property/franchise taxes, merchant fees, and bad debt expense.
(3)
Other (income) expense, net includes $1.2 million in recoveries associated with previously paid import duties for both of the three and six months ended June 30, 2026.

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

Xos, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Unaudited

U.S. GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As presented in the tables below, this hierarchy consists of three broad levels:

•
Level 1: Quoted prices in active markets for identical assets and liabilities.
•
Level 2: Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs or significant value drivers are observable.
•
Level 3: Significant inputs to the valuation model are unobservable and significant to the overall fair value measurement of the assets or liabilities. Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, other current liabilities, convertible debt, warrants and earn-out shares liability. The fair value of cash, cash equivalents, accounts receivable, accounts payable, other current liabilities, and convertible debt approximates carrying value due to their short-term maturity.

As required by ASC 820, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities carried at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	June 30, 2026
	Fair Value	Level 1	Level 2	Level 3
Financial Liabilities:
Private Placement Warrants	$1	$—	$1	$—
Public Warrants	78	78	—	—
Total Financial Liabilities	$79	$78	$1	$—

	December 31, 2025
	Fair Value	Level 1	Level 2	Level 3
Financial Liabilities:
Private Placement Warrants	$1	$—	$1	$—
Public Warrants	72	72	—	—
Total Financial Liabilities	$73	$72	$1	$—

There was no change in the fair value of Level 3 financial liabilities during the three and six months ended June 30, 2026. The fair value of Earn-out Shares liability was immaterial to the consolidated financial statements for each of the periods ended June 30, 2026 and December 31, 2025.

Note 19 — Revision of Previously Reported Information

In connection with the preparation of the Report, the Company identified immaterial errors in its previously reported financial statements for the periods ended December 31, 2024, March 31, 2025, June 30, 2025, December 31, 2025, and March 31, 2026 relating to the improper recording of vendor accrued purchases.

In accordance with SAB 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, the Company evaluated the materiality of the errors from qualitative and quantitative perspectives, and concluded that the errors were immaterial to any prior interim financial statements. Notwithstanding this

Xos, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Unaudited

conclusion, management has revised the accompanying unaudited condensed consolidated financial statements for the affected periods, and related notes included herein to correct the errors.

The following tables present the effect of correcting this error on the Company's previously issued financial statements (in thousands).

For the period ended December 31, 2024
	As previously reported	Adjustment	As revised

Consolidated Statement of Stockholders' Equity
Accumulated deficit	$(203,420)	$510	$(202,910)
Total stockholders' equity	33,610	510	34,120

For the period ended March 31, 2025
	As previously reported	Adjustment	As revised

Condensed Consolidated Statement of Stockholders' Equity
Net and comprehensive loss	$(10,186)	$25	$(10,161)
Accumulated deficit	(213,606)	535	(213,071)
Total stockholders' equity	24,807	535	25,342

For the three months ended June 30, 2025
	As previously reported	Adjustment	As revised

Condensed Consolidated Statement of Operations and Comprehensive Loss
Cost of goods sold	$16,774	$(18)	$16,756
Gross profit	1,619	18	1,637
Loss from operations	(7,081)	18	(7,063)
Loss before provision for income taxes	(7,492)	18	(7,474)
Net loss	(7,505)	18	(7,487)
Net and comprehensive loss	(7,505)	18	(7,487)

For the six months ended June 30, 2025
	As previously reported	Adjustment	As revised

Condensed Consolidated Statement of Operations and Comprehensive Loss
Cost of goods sold	$21,442	$(43)	$21,399
Gross profit	2,830	43	2,873
Loss from operations	(16,350)	43	(16,307)
Loss before provision for income taxes	(17,666)	43	(17,623)
Net loss	(17,691)	43	(17,648)
Net and comprehensive loss	(17,691)	43	(17,648)

Xos, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Unaudited

For the period ended June 30, 2025
	As previously reported	Adjustment	As revised

Condensed Consolidated Statement of Stockholders' Equity
Net and comprehensive loss	$(7,505)	$18	$(7,487)
Accumulated deficit	(221,111)	553	(220,558)
Total stockholders' equity	18,328	553	18,881

For the period ended June 30, 2025
	As previously reported	Adjustment	As revised

Condensed Consolidated Statement of Cash Flows
Net loss	$(17,691)	$43	$(17,648)
Other liabilities	2,625	(43)	2,582

For the period ended December 31, 2025
	As previously reported	Adjustment	As revised

Consolidated Balance Sheet
Other current liabilities	$14,685	$(674)	$14,011
Total current liabilities	23,658	(674)	22,984
Total liabilities	37,076	(674)	36,402
Accumulated deficit	(228,740)	674	(228,066)
Total stockholders' equity	23,287	674	23,961

For the period ended December 31, 2025
	As previously reported	Adjustment	As revised

Consolidated Statement of Stockholders' Equity
Accumulated deficit	(228,740)	674	(228,066)
Total stockholders' equity	23,287	674	23,961

For the period ended March 31, 2026
	As previously reported	Adjustment	As revised

Condensed Consolidated Statement of Stockholders' Equity
Net loss	$(4,953)	$37	$(4,916)
Accumulated deficit	(233,693)	711	(232,982)
Total stockholders' equity	19,790	711	20,501

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

Recent Developments

On May 8, 2026, the Company and Aljomaih Automotive Co. (“Aljomaih”) amended the Convertible Promissory Note (as amended from time to time, the “Convertible Note”) to reduce the conversion price from $71.451 per share to $12.00 per share of Common Stock (subject to customary proportional adjustment), and to add a mandatory conversion feature pursuant to which the Company may compel the conversion of the Convertible Note if the Daily VWAP (as defined in the Convertible Note) of the Common Stock exceeds $16.00 per share (subject to customary proportional adjustment) for at least twenty out of thirty consecutive trading days.

The Public Warrants, which have an exercise price of $345.00 per whole share, subject to adjustments, and are listed on the Nasdaq Capital Market with trading symbol “XOSWW,” will expire on August 20, 2026 or earlier upon their redemption or liquidation, and will cease trading on or prior to their expiration date.

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

The U.S. trade policy environment has shifted materially since our last filing. Tariff measures imposed under Sections 232 and 301 remain in effect, and the scope and rates of these measures continue to evolve. Effective January 1, 2026, Section 301 tariff rates on certain products imported from China increased significantly, including certain lithium-ion batteries, natural graphite, and permanent magnets. A temporary global import surcharge imposed under Section 122 of the Trade Act of 1974 was in effect from February 24, 2026, through July 24, 2026, subject to specified exclusions and limitations. Effective July 24, 2026, new Section 301 tariffs became applicable to products from a broad group of trading partners, including an additional tariff on most products imported from China, subject to specified exemptions. Existing tariffs and potential future actions under Sections 232 and 301 may affect batteries, power electronics, power and grid equipment, structural materials, and other components within our supply chain, creating additional risk to our cost structure and procurement planning.

These overlapping and evolving tariff regimes have introduced significant volatility into our cost structure and procurement planning, particularly for power electronics, batteries and battery components, and structural materials. Uncertainty regarding implementation timelines, product coverage, applicable exemptions, and potential future trade actions has required frequent adjustments to sourcing strategies, supplier selection, inventory planning, and contract terms. To mitigate these impacts, we have undertaken the following measures:

•
diversified our supply base by qualifying alternative suppliers in jurisdictions with lower tariff exposure;
•
renegotiated pricing, delivery, and commercial terms to address tariff exposure and potential cost passthroughs;
•
conducted tariff classification and compliance reviews to confirm applicable HTS codes and evaluate available exemptions, exclusions, preferential treatment, and duty reduction programs;
•
adjusted procurement timing and inventory levels for components considered to have elevated tariff or supply disruption risk;
•
monitored pending Section 232 and Section 301 investigations and evaluated alternative sources, advance purchases, and contract repricing provisions in anticipation of potential new tariff actions; and
•
evaluated the effect of the expiration of the Section 122 surcharge and the Section 301 tariffs effective July 24, 2026, on our sourcing strategies and cost assumptions.

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

During the three months ended June 30, 2026, we delivered 6 vehicles (including leases) and 24 powertrains & hubs. During the three months ended June 30, 2025, we delivered 128 vehicles and 7 powertrains & hubs. During the three months ended June 30, 2026, we generated $0.6 million in revenue (or 12% of revenue) in vehicle sales, $3.5 million (or 73% of revenue) in powertrain & hub sales, $0.5 million (or 11% of revenue) in other product revenue, and $0.2 million (or 4% of revenue) in ancillary revenue. During the three months ended June 30, 2025, we generated $17.1 million in revenue (or 93% of revenue) from vehicle sales, $0.9 million (or 5% of revenue) in powertrain & hub sales, $0.2 million (or 1% of revenue) in other product revenue, and $0.2 million (or 1% of revenue) from ancillary revenue. Unless and until we develop a robust backlog of binding orders, we expect our unit volumes to fluctuate from quarter to quarter, particularly where customers place, and/or shift delivery dates, for larger orders.

During the six months ended June 30, 2026, we delivered 20 vehicles (including leases) and 105 powertrains & hubs. During the six months ended June 30, 2025, we delivered 150 vehicles and 14 powertrains & hubs. During the six months ended June 30, 2026, we generated $2.2 million in revenue (or 14% of revenue) in vehicle sales, $12.6 million (or 79% of revenue) in powertrain & hub sales, $0.8 million (or 5% of revenue) in other product revenue, and $0.4 million (or 2% of revenue) in ancillary revenue. During the six months ended June 30, 2025, we generated $20.7 million in revenue (or 85% of revenue) from vehicle sales, $2.5 million (or 10% of revenue) in powertrain & hub sales, $0.6 million (or 3% of revenue) in other product revenue, and $0.5 million (or 2% of revenue) from ancillary revenue.

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

Currently, we conduct business through one operating segment. We are an early-stage company with minimal commercial operations and our activities to date have been conducted primarily within North America. For more information about our basis of operations, refer to Note 1 — Description of Business in the accompanying unaudited notes to condensed consolidated financial statements.

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

Cost of Goods Sold

Cost of goods sold includes materials and other direct costs related to production of our vehicles, including components and parts, batteries, direct labor costs and manufacturing overhead, among others. Cost of goods sold also includes materials and other direct costs related to the production and assembly of hubs, powertrains and battery packs as well as materials and other costs incurred related to charging infrastructure installation. Materials include inventory purchased from suppliers, as well as assembly components that are assembled by company personnel, including the allocation of stock-based compensation expense. Direct labor costs relate to the wages of those individuals responsible for the assembly of vehicles, powertrain units, hubs and batteries delivered to customers. Cost of goods sold also includes depreciation expense on property and equipment related to cost of goods sold activities, calculated over the estimated useful life of the property and equipment on a straight-line basis. Upon property and equipment retirement or disposal, the cost of the asset disposed, and the related accumulated depreciation from the accounts and any gain or loss is reflected in the unaudited condensed consolidated statements of operations, allocated to cost of goods sold.

Cost of goods sold includes reserves for estimated warranty expenses as well as reserves for estimated returns of vehicles. Additionally, cost of goods sold includes adjustments for the results of physical inventory counts. Cost of goods sold also includes reserves to write down the carrying value of our inventory to their net realizable value and to provide for any excess or obsolescence.

Cost of goods sold includes the impact of identifiable tariff costs related to the production of our products. Tariffs implemented to date in the United States have caused significant disruption, increased costs (both directly and indirectly), and driven uncertainty in the automotive industry for OEMs, suppliers, and dealers, as well as customers. Additional tariffs implemented in the United States and elsewhere in the future may exacerbate these impacts.

We continue to undertake efforts to identify more cost-effective vendors and sources of parts and raw materials to lower our overall cost of production.

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

Research and Development Expense

Research and development (“R&D”) expense consists primarily of costs incurred for the design and development of our vehicles and energy-storage systems, including the Hub, which include:

•
payroll expense for employees primarily engaged in R&D activities, including allocation of stock-based compensation expense;
•
expenses related to licenses and subscriptions of software utilized in R&D activities;
•
fees paid to third-parties such as consultants and contractors for engineering and computer-aided design work on vehicle designs and other third-party services; and
•
expenses related to materials and supplies consumed in the development and modifications to existing vehicle designs, new vehicle designs contemplated for additional customer offerings, and our battery pack design.

Sales and Marketing Expense

Sales and marketing (“S&M”) expense consists primarily of expenses related to our marketing of products and brand initiatives, which includes:

•
payroll expense for employees primarily engaged in S&M activities, including allocation of stock-based compensation expense; and
•
web design, marketing and promotional items, and consultants who assist in the marketing of our products, services, and brand.

Other Income (Expense), Net

Other income (expense), net primarily includes recoveries associated with previously paid import duties, interest expense related to our financing obligations and interest expense for our equipment leases, offset by income from the sublease of our Los Angeles, California, office space.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2026 and 2025

The following table sets forth our historical operating results for the periods indicated:

	For the Three Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change
Revenues	$4,740	$18,393	$(13,653)	(74)%
Cost of goods sold	4,167	16,756	(12,589)	(75)%
Gross profit	573	1,637	(1,064)	(65)%
Operating expenses
General and administrative	5,817	5,906	(89)	(2)%
Research and development	1,899	2,087	(188)	(9)%
Sales and marketing	804	707	97	14%
Total operating expenses	8,520	8,700	(180)	(2)%
Loss from operations	(7,947)	(7,063)	(884)	13%
Other income (expense), net	1,096	(405)	1,501	(371)%
Change in fair value of derivative instruments	(15)	(6)	(9)	150%
Loss before provision for income taxes	(6,866)	(7,474)	608	(8)%
Provision for income taxes	27	13	14	108%
Net loss	$(6,893)	$(7,487)	$594	(8)%

	For the Six Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change
Revenues	$15,965	$24,272	$(8,307)	(34)%
Cost of goods sold	11,021	21,399	(10,378)	(48)%
Gross profit	4,944	2,873	2,071	72%
Operating expenses
General and administrative	11,882	13,802	(1,920)	(14)%
Research and development	3,929	4,017	(88)	(2)%
Sales and marketing	1,720	1,361	359	26%
Total operating expenses	17,531	19,180	(1,649)	(9)%
Loss from operations	(12,587)	(16,307)	3,720	(23)%
Other income (expense), net	816	(1,256)	2,072	(165)%
Change in fair value of derivative instruments	(6)	(60)	54	(90)%
Loss before provision for income taxes	(11,777)	(17,623)	5,846	(33)%
Provision for income taxes	32	25	7	28%
Net loss	$(11,809)	$(17,648)	$5,839	(33)%

Revenues

Our total revenues decreased by $13.7 million, or 74%, from $18.4 million in the three months ended June 30, 2025 to $4.7 million in the three months ended June 30, 2026, primarily driven by a decrease in unit sales. During the three months ended June 30, 2026, we sold 6 vehicles and 24 powertrains & hubs, compared to 128 vehicles and 7 powertrains & hubs during the three months ended June 30, 2025.

Our total revenues decreased by $8.3 million, or 34%, from $24.3 million in the six months ended June 30, 2025 to $16.0 million in the six months ended June 30, 2026, primarily driven by a decrease in unit sales. During the six months ended June 30, 2026, we sold 20 vehicles and 105 powertrains & hubs, compared to 150 vehicles and 14 powertrains & hubs during the six months ended June 30, 2025.

Revenue for the three months ended June 30, 2026 and 2025 consisted of the following (dollars in thousands):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Product and service revenue
Stepvans & vehicle incentives(1)	$581	$17,087	$(16,506)	(97)%
Powertrains & hubs(1)	3,468	930	2,538	273%
Other product revenue(2)	525	152	373	245%
Total product revenue	4,574	18,169	(13,595)	(75)%
Ancillary revenue	166	224	(58)	(26)%
Total revenues	$4,740	$18,393	$(13,653)	(74)%

Revenue for the six months ended June 30, 2026 and 2025 consisted of the following (dollars in thousands):

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Product and service revenue
Stepvans & vehicle incentives(1)	$2,201	$20,671	$(18,470)	(89)%
Powertrains & hubs(1)	12,584	2,522	10,062	399%
Other product revenue(2)	817	619	198	32%
Total product revenue	15,602	23,812	(8,210)	(34)%
Ancillary revenue	363	460	(97)	(21)%
Total revenues	$15,965	$24,272	$(8,307)	(34)%

(1)
Amounts are net of returns and allowances. Stepvans & vehicle incentives and powertrains & hubs include revenue generated from operating and sales-type leases.
(2)
Other product revenue for both of the three and six months ended June 30, 2026 includes revenue related to non-recurring powertrain engineering services of $0.1 million and revenue related to software services of $0.1 million. The remaining performance obligations for non-recurring engineering services total $8,000 as of June 30, 2026 and are expected to be satisfied in 2026. The remaining performance obligations for software services total $0.5 million as of June 30, 2026 and $0.2 million are expected to be satisfied in 2026 with the remaining $0.3 million expected to be satisfied in 2027 and beyond.

Cost of Goods Sold

Cost of goods sold decreased by $12.6 million, or 75%, from $16.8 million in the three months ended June 30, 2025 to $4.2 million in the three months ended June 30, 2026. The decrease in cost of goods sold is directly attributable to the decrease in our product revenue and associated decreases of (i) $11.0 million in direct materials, (ii) $2.0 million in manufacturing overhead, (iii) $0.1 million dealer return reserves with no such comparable expense in the three months ended June 30, 2026, (iv) $0.1 million for warranty reserve and (v) $0.1 million for freight costs. These decreases were offset by increases of (i) $0.2 million in physical inventory count and other adjustments, (ii) $0.3 million related to increases in inventory reserves and (iii) $0.2 million in direct labor largely related to the completion of energy service projects.

Cost of goods sold decreased by $10.4 million, or 48% from $21.4 million in the six months ended June 30, 2025 to $11.0 million in the six months ended June 30, 2026. The decrease in cost of goods sold is directly attributable to the decrease in our product revenue and associated decreases of (i) $9.7 million in direct materials, (ii) $1.9 million in manufacturing overhead, (iii) $0.2 million in freight costs, and (iv) $0.1 million in dealer return reserves with no such comparable expense in the six months ended June 30, 2026. These decreases were offset by increases of (i) $0.5 million related to increases in inventory reserves, (ii) $0.4 million related to identifiable tariff charges, (iii) $0.3 million for direct labor largely related to the completion of energy service projects, and (iii) $0.3 million in physical inventory count and other adjustments.

The decreases in direct material and manufacturing overhead costs are driven by a decrease in units sold. A significant portion of the overhead costs incurred include freight, tariff charges, indirect salaries, facility rent, utilities, and depreciation of production equipment, which are primarily fixed in nature and allocated based on production levels. Accordingly, these costs decrease correspondingly with a decrease in production volume and units sold.

General and Administrative

General and administrative expenses decreased by $0.1 million, or 2%, from $5.9 million in the three months ended June 30, 2025 to $5.8 million in the three months ended June 30, 2026, attributable to decreases of (i) $0.6 million in facility expenses connected to the termination of the Mesa Lease (as defined below) with no such comparable expense in the three months ended June 30, 2026, (ii) $0.2 million in insurance costs, and (iii) $0.3 million in other operating expenses including travel, recruiting, and computer software costs. These decreases were offset by increases of (i) $0.4 million in stock-based compensation expense, (ii) $0.3 million in personnel costs for legal, finance, accounting, information technology and general and administrative functions, and (iii) $0.3 million in professional fees.

General and administrative expenses decreased by $1.9 million, or 14%, from $13.8 million in the six months ended June 30, 2025 to $11.9 million in the six months ended June 30, 2026, attributable to decreases of (i) $1.9 million in financed equipment lease expense due to fees incurred during the six months ended June 30, 2025 with no comparable expense for the six months ended June 30, 2026, (ii) $1.1 million in facility expenses connected to the termination of the Mesa Lease (as defined below) with no such comparable expense in the six months ended June 30, 2026 and (iii) $0.3 million in insurance costs. These decreases were offset by increases of (i) $0.8 million in stock-based compensation expense, (ii) $0.3 million in personnel costs for legal, finance, accounting, information technology and general and administrative functions and (iii) $0.3 million in professional fees.

Research and Development

Research and development expenses decreased by $0.2 million, or 9%, from $2.1 million in the three months ended June 30, 2025 to $1.9 million in the three months ended June 30, 2026. The change was primarily due to decreases of (i) $0.1 million personnel costs and (ii) $0.1 million in materials purchases related to Hub development.

Research and development expenses decreased by $0.1 million, or 2%, from $4.0 million in the six months ended June 30, 2025 to $3.9 million in the six months ended June 30, 2026. The change was primarily due to a decrease of $0.4 million in personnel costs, partially offset by increases of $0.3 million in materials purchases related to Hub development and other expenses.

Sales and Marketing

Sales and marketing expense increased by $0.1 million, or 14% from $0.7 million in the three months ended June 30, 2025 to $0.8 million in the three months ended June 30, 2026. The change was primarily due to an increase of $0.1 million in employee bonuses.

Sales and marketing expense increased by $0.3 million, or 26% from $1.4 million in the six months ended June 30, 2025 to $1.7 million in the six months ended June 30, 2026. The change was primarily due to an increase of $0.3 million in employee bonuses.

Other Income (Expense), net

Other income (expense), net increased by $1.5 million, from a loss of $0.4 million in the three months ended June 30, 2025 to a gain of $1.1 million in the three months ended June 30, 2026. The change was attributable to (i) $1.2 million in recoveries associated with previously paid import duties in the three months ended June 30, 2026, with no such comparable income in the prior year period (ii) $0.1 million less in interest expense, (iii) $0.1 million gain resulting from the early termination of an operating lease with no such comparable income for the three months ended June 30, 2025 and (iv) $0.1 million related to lower other expenses.

Other income (expense), net increased by $2.1 million, from a loss of $1.3 million in the six months ended June 30, 2025 to a gain of $0.8 million in the six months ended June 30, 2026. The change was attributable to (i) $1.2 million in recoveries associated with previously paid import duties in the six months ended June 30, 2026, with no such comparable income in the prior year period (ii) $0.4 million less in impairment losses on property and equipment, (iii) $0.2 million less in interest expense, (iv) $0.2 million related to lower other expenses and (v) $0.1 million gain resulting from the early termination of an operating lease with no such comparable income for the six months ended June 30, 2025.

Change in Fair Value of Derivatives

The loss on the change in fair value of derivative instruments increased by $9,000, or 150%, from a loss of $6,000 in the three months ended June 30, 2025 to $15,000 in the three months ended June 30, 2026. The change in fair value in both periods is primarily attributable to the change in our stock price and the resulting valuation at the respective reporting period.

The loss on the change in fair value of derivative instruments decreased by $54,000, or 90%, from a loss of $60,000 in the six months ended June 30, 2025 to $6,000 in the six months ended June 30, 2026. The change in fair value in both periods is primarily attributable to the change in our stock price and the resulting valuation at the respective reporting period.

Provision for Income Taxes

The Company recorded an income tax provision of $27,000 and $13,000 during the three months ended June 30, 2026 and 2025, respectively.

The Company recorded an income tax provision of $32,000 and $25,000 during the six months ended June 30, 2026 and 2025, respectively.

Liquidity and Capital Resources

General

As of June 30, 2026, our principal sources of liquidity were our cash and cash equivalents of $13.2 million with an accumulated deficit of approximately $239.9 million. Our short-term uses of cash are for working capital and to pay the principal of our indebtedness. During the six months ended June 30, 2026, we incurred a net loss of approximately $11.8 million and had net cash used in operating activities of $4.3 million.

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

ATM Offering

On August 14, 2025, we entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (the “Agent”). Pursuant to the terms of the Sales Agreement, we may offer and sell shares of our common stock having an aggregate offering amount of up to $20 million from time to time through the Agent (the “ATM Offering”), subject to the limitations of General Instruction I.B.6 of Form S-3, which limits the amount the Company may sell, together with any other primary offerings on Form S-3, during any 12-month period pursuant to the Sales Agreement. Any sales of Common Stock pursuant to the Sales Agreement would be made in sales deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. The Agent is entitled to a commission of 3.0% of the gross proceeds from the sale of Common Stock sold under the Sales Agreement. During 2025, we sold an aggregate of 730,400 shares of common stock in the ATM Offering, resulting in net proceeds of approximately $2.4 million. In the six months ended June 30, 2026, we sold 378,700 shares of common stock in the ATM Offering, resulting in net proceeds of approximately $2.2 million. During the 12 calendar month period ending August 12, 2026, we have sold an aggregate of $11,366,932 of securities pursuant to General Instruction I.B.6 of Form S-3. As of June 30, 2026, we had $8.8 million of shares of Common Stock available for future issuance under the ATM Offering pursuant to our prospectus supplement with respect to the ATM Offering, and $14.6 million remaining under the terms of the Sales Agreement.

Registered Direct Offering

On June 4, 2026, we entered into (i) a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain institutional investors and (ii) a Placement Agency Agreement (the “Placement Agency Agreement”) with the Agent, pursuant to which the Agent acted as our exclusive placement agent in connection with a registered direct offering of 1,090,910 shares of Common Stock at a purchase price of $5.50 per share (the "Registered Direct Offering"). On June 5, 2026, we completed the sale of the Shares pursuant to the Securities Purchase Agreement. The aggregate gross proceeds to us from the offering were approximately $6.0 million, before deducting placement agent fees and other offering expenses. Pursuant to the Placement Agency Agreement, we agreed to pay Agent a cash fee equal to 6.5% of the aggregate gross proceeds received by us in the offering and to reimburse certain expenses of Agent in an aggregate amount of up to $75,000.

Cash Flow Data

The following table provides a summary of cash flow data for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(4,275)	$(111)
Net cash provided by investing activities	312	—
Net cash provided by (used in) financing activities	3,158	(2,100)
Net decrease in cash and cash equivalents	$(805)	$(2,211)

Cash Flow from Operating Activities

Our cash flow from operating activities is significantly affected by the growth of our business. Our operating cash flow is also affected by our working capital needs to support growth in inventory and fluctuations in accounts receivable, accounts payable and other current assets and liabilities.

Net cash used in operating activities was $4.3 million for the six months ended June 30, 2026, primarily consisting of a cash-basis net loss of $5.8 million from normal operations of the Company (after non-cash adjustments of $6.0 million), partially offset by favorable net working capital changes of $1.5 million, primarily driven by lower inventories due to improved inventory turns and lower accounts receivable due to collections, partially offset by lower other liabilities, accounts payable, and higher prepaid expenses and other current assets.

Net cash used in operating activities was $0.1 million for the six months ended June 30, 2025, primarily consisting of a cash-basis net loss of $13.1 million from normal operations of the Company (after non-cash adjustments of $4.6 million), partially offset by favorable net working capital changes of $13.0 million, primarily driven by lower accounts receivable due to collections, inventories due to improved inventory turns, partially offset by lower accounts payable and higher prepaid expenses and other current assets.

Cash Flow from Investing Activities

Net cash provided by investing activities was $0.3 million for the six months ended June 30, 2026 due to proceeds from the disposal of assets held for sale, partially offset by $38,000 in purchases of property and equipment.

Net cash provided by investing activities was $0 for the six months ended June 30, 2025.

Cash Flow from Financing Activities

Net cash provided by financing activities was $3.2 million for the six months ended June 30, 2026, which primarily related to (i) net proceeds of $5.4 million in the Registered Direct Offering, (ii) net proceeds of $2.2 million in sales under the ATM Offering program, and (iii) proceeds of $1.0 million from short-term insurance financing notes, partially offset by (i) $3.0 million for payments of principal on Convertible Notes, (ii) payments for short-term insurance financing notes of $1.3 million, (iii) taxes paid relating to net-settlement of stock-based awards of $1.0 million, and (iv) equipment lease principal payments of $0.1 million.

Net cash used in financing activities was $2.1 million for the six months ended June 30, 2025, primarily related to (i) net short-term insurance financing note activity of $0.2 million, (ii) equipment lease principal payments of $1.2 million and (iii) taxes paid relating to net-settlement of stock-based awards of $0.7 million.

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

Contractual Obligations and Commitments

As a result of the termination of the lease on the Company’s manufacturing facility in Mesa, Arizona (“Mesa Lease”), future lease commitments have been reduced. Effective June 30, 2026, the Company entered a lease termination agreement for the lease on the Company's office in Huntington Beach, California, reducing outstanding and future lease commitments by $0.4 million. We did not have any additional material contractual obligations or other commitments as of June 30, 2026, other than as disclosed in the 2025 Form 10-K, and in Note 13 — Commitments and Contingencies.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined under the applicable rules and regulations of the SEC.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) which requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenues and expenses during the reporting periods. Our most significant estimates and judgments involve inventory valuation, incremental borrowing rates for assessing operating and financing lease liabilities, useful lives of property and equipment, earn-out shares liability, stock-based compensation, common stock warrant liability, and product warranty liability. We base our estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to our financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out evaluations of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon each of their evaluations, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at the reasonable assurance level as of June 30, 2026, due to the material weaknesses in our internal control over financial reporting discussed below.

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

During the period ended June 30, 2026, management identified an additional material weakness related to the improper recording of vendor accrued inventory purchases, including instances in which accruals were overstated due to deficiencies in the purchase-to-pay process.

Management believes these material weaknesses resulted from limited resources within our accounting and operations functions, which restricted its ability to timely identify, evaluate, and address technical accounting and disclosure matters affecting the consolidated financial statements. As part of management’s efforts to reduce costs and preserve liquidity, we were unable to develop and retain sufficient personnel to adequately fulfill internal control responsibilities, resulting in an insufficient complement of individuals with the appropriate level of accounting knowledge and experience. Accordingly, management has concluded that these deficiencies were attributable to insufficient internal resources in technical accounting and financial reporting, which adversely impacted our internal control over financial reporting for the year ended December 31, 2025 and the quarter ended June 30, 2026.

Based on the results of our evaluation and the material weaknesses described above, management concluded that the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of annual and interim unaudited condensed consolidated financial statements for external reporting purposes in accordance with GAAP as of December 31, 2025 and June 30, 2026.

Notwithstanding these material weaknesses, management has concluded that our unaudited condensed consolidated financial statements included in this Form 10-Q are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented therein.

Remediation of Material Weakness in Internal Control Over Financial Reporting

To remediate the material weaknesses in internal control over financial reporting related to the ineffective design and operating effectiveness of controls over revenue recognition, the timeliness and accuracy of recording supplier and vendor accruals, including vendor accrued inventory purchases, and the timely identification and assessment of vendor contract terminations, management is implementing enhancements to our financial reporting control framework. These remediation efforts are intended to strengthen both disclosure controls and procedures and internal control over financial reporting by further documenting and implementing control activities to address the identified risks of material misstatement, as well as enhancing monitoring activities over such controls. Management believes these remediation efforts are progressing as planned and expects to remediate the material weaknesses during the year ending December 31, 2026. Remediation efforts to date include the following:

•
Adding qualified personnel and providing enhanced training to improve the assessment and documentation of contractual terms and conditions within the revenue recognition process;
•
Strengthening communication protocols between our sales, accounting, and finance teams to ensure timely identification and evaluation of any non‑standard contract terms and conditions;
•
Designing and implementing a precise control, using existing personnel, to ensure the timely identification and assessment of vendor contract terminations, and providing enhanced training to improve the timely identification, evaluation, and recording of supplier and vendor accruals;
•
Designing and implementing a precise control, using existing personnel, to ensure the proper recording of vendor accrued purchases, and coordination with our supply chain team to monitor aged purchase orders; and
•
Engaging external consultants with expertise in public company internal control compliance to assist in assessing and implementing additional controls related to revenue recognition.

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

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c)
During our last fiscal quarter, except as set forth below, none of our directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

On May 26, 2026, Dakota Semler, our Chief Executive Officer and chairman of our board of directors, terminated the previously disclosed Rule 10b5-1 trading arrangement, adopted December 30, 2025, with respect to the potential sale of up to an aggregate of 245,000 shares of our Common Stock, that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

On June 30, 2026, Giordano Sordoni, our Chief Operating Officer and a member of our board of directors, entered into a Rule 10b5-1 trading arrangement (the “Sordoni Arrangement”) with respect to the potential sale of up to an aggregate of 883,125 shares of our Common Stock, that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Orders under the Sordoni Arrangement will be effective no earlier than September 29, 2026, and will be executed or cancelled by July 1, 2027 at the latest.

Item 6. Exhibits

(a)
Exhibits.

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

10.3

Placement Agency Agreement, dated June 4, 2026, by and among Xos, Inc. and Roth Capital Partners, LLC (incorporated by reference to Exhibit 1.1 of the Company's Current Report on Form 8-K filed on June 5, 2026).

10.4

Securities Purchase Agreement, dated June 4, 2026, by and among Xos, Inc. and certain investors (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on June 5, 2026).

10.5

2026 Amendment to the Xos, Inc. Amended and Restated 2021 Equity Incentive Plan (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on May 4, 2026).

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

XOS, INC.

Date: August 13, 2026	By:	/s/ Dakota Semler
	Name:	Dakota Semler
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Liana Pogosyan
	Name:	Liana Pogosyan
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)