Form 10-Q
period 2026-09-30
Xos, Inc.
filed 2026-11-12
CIK 1819493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The registrant had outstanding 15,058,020 shares of Common Stock, $0.0001 par value as of November 9, 2026.

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
•
We have incurred substantial debt, including $14 million principal amount of a Convertible Promissory Note (as amended the “Convertible Note”) outstanding as of September 30, 2026 made to the order of Aljomaih Automotive Co. (“Aljomaih”), together with accrued interest thereon, the principal amount of which is due in quarterly installments. The Convertible Note could impair our flexibility and access to capital and adversely affect our financial position, and our business would be adversely affected if we are unable to service our debt obligations and are subject to default.
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
•
Our growth depends in part on the last-mile and return-to-base segment’s willingness to adopt electric vehicles.
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

Item 1. Financial Statements

Xos, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

Unaudited

(in thousands, except par value)

	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$12,064	$14,040
Accounts receivable, net	4,639	6,035
Inventories	21,840	24,961
Prepaid expenses and other current assets	4,104	4,841
Total current assets	42,647	49,877
Property and equipment, net	3,465	4,320
Operating lease right-of-use assets, net	1,304	1,534
Other non-current assets	4,126	4,632
Total assets	$51,542	$60,363

Liabilities and Stockholders’ Equity
Accounts payable	$2,129	$2,473
Convertible debt, current	8,000	6,500
Other current liabilities	14,372	14,011
Total current liabilities	24,501	22,984
Common stock warrant liability	—	73
Other non-current liabilities	948	1,345
Convertible debt, non-current	6,000	12,000
Total liabilities	31,449	36,402
Commitments and contingencies (Note 13)
Stockholders’ Equity
Common stock $0.0001 par value per share, authorized 1,000,000 shares, 14,969 and 11,403 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	2	1
Preferred stock $0.0001 par value per share, authorized 10,000 shares, 0 shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	267,575	252,026
Accumulated deficit	(247,484)	(228,066)
Total stockholders’ equity	20,093	23,961
Total liabilities and stockholders’ equity	$51,542	$60,363

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Xos, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Unaudited

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$5,546	$16,500	$21,511	$40,772
Cost of goods sold	4,696	13,948	15,717	35,347
Gross profit	850	2,552	5,794	5,425

Operating expenses
General and administrative	5,272	6,456	17,154	20,258
Research and development	2,241	2,101	6,170	6,118
Sales and marketing	797	968	2,517	2,329
Total operating expenses	8,310	9,525	25,841	28,705

Loss from operations	(7,460)	(6,973)	(20,047)	(23,280)

Gain on operating lease termination	—	9,394	54	9,394
Other (expense) income, net	(224)	(240)	538	(1,496)
Change in fair value of derivative instruments	79	(39)	73	(99)
(Loss) income before provision for income taxes	(7,605)	2,142	(19,382)	(15,481)
Provision (benefit) for income taxes	4	(2)	36	23
Net (loss) income	$(7,609)	$2,144	$(19,418)	$(15,504)

Net (loss) income per share
Basic	$(0.52)	$0.22	$(1.50)	$(1.78)
Diluted	$(0.52)	$0.22	$(1.50)	$(1.78)
Weighted average shares outstanding
Basic	14,545	9,688	12,913	8,690
Diluted	14,545	9,753	12,913	8,690

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Xos, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

Unaudited

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance at December 31, 2024	8,046	$1	$237,029	$(202,910)	$34,120
Stock options exercised	—	—	—	—	—
Stock based compensation expense	—	—	1,523	—	1,523
Issuance of common stock for vesting of restricted stock units	98	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	(42)	—	(140)	—	(140)
Net loss	—	—	—	(10,161)	(10,161)
Balance at March 31, 2025	8,102	1	238,412	(213,071)	25,342
Stock based compensation expense	—	—	1,574	—	1,574
Issuance of common stock for vesting of restricted stock units	449	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	(158)	—	(548)	—	(548)
Net loss	—	—	—	(7,487)	(7,487)
Balance at June 30, 2025	8,393	$1	$239,438	$(220,558)	$18,881
Stock based compensation expense	—	—	2,125	—	2,125
Issuance of common stock for vesting of restricted stock units	350	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	(53)	—	(163)	—	(163)
Issuance of common stock in at-the-market offering, net	730	—	2,438	—	2,438
Issuance of common stock for equipment lease termination	64	—	200	—	200
Issuance of common stock for settlement of accrued interest on convertible debt	1,803	—	6,009	—	6,009
Net income	—	—	—	2,144	2,144
Balance at September 30, 2025	11,287	$1	$250,047	$(218,414)	$31,634

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance at December 31, 2025	11,403	$1	$252,026	$(228,066)	$23,961
Stock based compensation expense	—	—	2,119	—	2,119
Issuance of common stock for vesting of restricted stock units	898	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	(318)	—	(663)	—	(663)
Net loss	—	—	—	(4,916)	(4,916)
Balance at March 31, 2026	11,983	$1	$253,482	$(232,982)	$20,501
Stock options exercised	—	—	—	—	—
Stock based compensation expense	—	—	1,988	—	1,988
Issuance of common stock for vesting of restricted stock units	860	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	(167)	—	(375)	—	(375)
Issuance of common stock in at-the-market offering, net	379	—	2,248	—	2,248
Issuance of common stock in registered direct offering, net	1,091	1	5,387	—	5,388
Net loss	—	—	—	(6,893)	(6,893)
Balance at June 30, 2026	14,146	$2	$262,730	$(239,875)	$22,857
Stock based compensation expense	—	—	2,330	—	2,330
Issuance of common stock for vesting of restricted stock units	305	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	(119)	—	(309)	—	(309)
Issuance of common stock in at-the-market offering, net	637	—	2,824	—	2,824
Net loss	—	—	—	(7,609)	(7,609)
Balance at September 30, 2026	14,969	$2	$267,575	$(247,484)	$20,093

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Xos, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Unaudited

(in thousands, unaudited)

	Nine Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES:
Net loss	$(19,418)	$(15,504)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	1,582	1,601
Amortization of right-of-use assets	1,290	1,236
Amortization of debt discounts and issuance costs	—	30
Amortization of insurance premiums	1,420	1,905
Inventory reserve	(95)	(2,078)
Impairment of property and equipment	61	401
Change in fair value of derivative instruments	(73)	99
Gain on lease termination	(54)	(9,394)
Stock-based compensation expense	6,437	5,222
Allowance for credit losses	(94)	158
Other non-cash items	(45)	1,032
Changes in operating assets and liabilities:
Accounts receivable	1,490	11,337
Inventories	2,682	13,105
Prepaid expenses and other current assets	(1,247)	(2,935)
Other assets	506	612
Accounts payable	(106)	(4,067)
Other liabilities	(1,114)	206
Net cash (used in) provided by operating activities	(6,778)	2,966

INVESTING ACTIVITIES:
Proceeds from the disposal of assets held for sale and other assets	359	43
Purchase of property and equipment	(243)	—
Net cash provided by investing activities	116	43

FINANCING ACTIVITIES:
Payments on convertible notes	(4,500)	—
Payment for short-term insurance financing note	(1,535)	(2,235)
Taxes paid related to net share settlement of stock-based awards	(1,347)	(851)
Principal payment of equipment leases	(223)	(1,900)
Proceeds from short-term insurance financing note	1,831	2,609
Proceeds from issuance of common stock in at-the-market offering, net	5,072	2,438
Proceeds from issuance of common stock in registered direct offering, net	5,388	—
Stock options exercised	—	—
Net cash provided by financing activities	4,686	61

Net (decrease) increase in cash and cash equivalents	(1,976)	3,070
Cash and cash equivalents, beginning of period	14,040	10,996
Cash and cash equivalents, end of period	$12,064	$14,066

Supplemental disclosure of cash flow information
Cash paid for income taxes	$18	$24
Supplemental disclosure of non-cash activities
Operating lease termination	$(54)	$(9,394)
Right-of-use assets obtained in exchange for operating lease liabilities	$1,060	$—
Equipment lease termination	$—	$(200)
Settlement of accrued interest with shares of Xos common stock	$—	$(6,009)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Xos, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Unaudited

Note 1 — Description of Business

Xos, Inc., together with its wholly owned subsidiaries (collectively, the “Company” or “Xos”) is a leading fleet electrification solutions provider committed to the decarbonization of commercial transportation. Xos designs and manufactures Classes 5 and 6 battery-electric commercial vehicles designed to travel on last-mile, back-to-base routes of up to 200 miles per day. Xos also offers charging infrastructure products and services through Xos Energy Solutions™ to support electric vehicle fleets. The Company’s proprietary fleet management software, Xosphere™, integrates vehicle operation and vehicle charging aimed at providing commercial fleet operators a more seamless and cost-efficient vehicle ownership experience than traditional internal combustion engine counterparts. Xos developed the X-Platform (its proprietary, purpose-built vehicle chassis platform) specifically for the medium-duty commercial vehicle segment with a focus on last-mile commercial fleet operations. Xos seeks to offer customers a suite of commercial products and services to facilitate electric fleet operations and seamlessly transition their traditional combustion-engine fleets to battery-electric vehicles.

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

As of September 30, 2026, the Company’s principal sources of liquidity were its cash and cash equivalents aggregating to $12.1 million. The Company’s short- and long-term uses of cash are for working capital and to pay interest and principal on its debt. The Company has incurred losses in nearly every period since inception and had net cash used in operating activities of $6.8 million and net cash provided by operating activities of $3.0 million for the nine months ended September 30, 2026 and 2025, respectively.

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

The Company intends to employ various strategies to obtain the required funding for future operations, which may include capital raising strategies such as debt financing, other non-dilutive financing and/or equity financing, including through asset-based lending and/or receivable financing and collecting on its outstanding receivables. The Company may sell additional shares of its Common Stock pursuant to the ATM Offering (as defined below in Note 9 — Equity), subject to certain limitations on the amount of proceeds that may be raised. The Company also had the SEPA (as defined below in Note 9 — Equity), although its ability to access the SEPA was contingent upon specified conditions, including having a post-effective amendment to the Registration Statement on Form S-1, filed with the SEC on July 27, 2023 and declared effective. Moreover, the SEPA expired on February 11, 2026.

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

Xos, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Unaudited

Based on the Company’s strategies to raise funds as described above and Xos’s cash and cash equivalents as of September 30, 2026, the Company believes there is substantial doubt about such resources providing sufficient liquidity for the next twelve months following the date of the issuance of the unaudited condensed consolidated financial statements in this Report. Management is presently exploring options to increase liquidity to resolve this concern and facilitate further growth. As a result, it is not probable that Xos’s plans alleviate the substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of the unaudited condensed consolidated financial statements in this Report based on plans Management has been able to execute through the date of the issuance of the unaudited condensed consolidated financial statements in this Report, although additional actions are under review. Absent the Company being able to collect on its outstanding accounts receivable, obtain a sufficient level of new capital in the near-term and/or obtain replacement financing for, or further extend the maturity of, existing debt, the Company could be required to seek protection under Chapters 7 or 11 of the United States Bankruptcy Code. This could potentially cause the Company to cease operations.

Supply Chain Disruptions

The Company’s supply chain remains subject to component availability constraints, changing trade policies, and evolving regulatory and customer sourcing requirements. Batteries, power electronics, harnesses, and structural materials remain areas of focus as the Company works to improve supply continuity, manage costs, and support existing products and new energy storage applications.

Tariffs under Sections 232 and 301 continue to affect certain imported components. Effective July 24, 2026, additional Section 301 tariffs were imposed on imports from multiple trading partners following investigations into their failure to prohibit and effectively enforce restrictions on imports produced with forced labor. Applicability depends on country of origin, product classification, and available exemptions. These measures, together with other applicable duties and potential changes in trade policy, create uncertainty in landed costs and procurement planning. The Company continues reviewing supplier tariff charges, classifications, sourcing alternatives, and commercial terms to manage this exposure.

The Company has taken measures to mitigate these impacts including expanding sourcing options, renegotiating pricing and delivery terms, and managing inventory levels of critical components. However, ongoing supply chain disruptions, tariff measures, and supplier constraints may continue to affect the Company’s cost structure, production schedules, and ability to source components on commercially reasonable terms.

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

In the opinion of management, all adjustments (primarily consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024 presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 30, 2026, as amended by Amendment No. 1 thereto on Form 10-K/A filed with the SEC on April 21, 2026.

Xos, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Unaudited

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

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation in the unaudited condensed consolidated financial statements and the accompanying notes, including (i) classification of amounts comprising employee-related costs and stock-based compensation as described in Note 17 — Segment Reporting, (ii) classification of amounts comprising contract liabilities as described in Note 6 — Selected Balance Sheet Data, and (iii) classification of amounts comprising gains on operating lease terminations as described in the unaudited condensed consolidated statements of operations and in Note 17 — Segment Reporting. These reclassifications have no effect on previously reported total assets, total liabilities or net loss.

Revision of Previously Issued Financial Statements

The Company has identified an immaterial prior period revision with respect to the improper recording of vendor accrued purchases within other current liabilities, in its previously reported financial statements for the periods ended December 31, 2024, March 31, 2025, June 30, 2025, September 30, 2025, December 31, 2025, and March 31, 2026.

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

Warranty Liability

The Company provides customers with a product warranty that assures that the products meet standard specifications and are free from defects for periods typically between two and five years. The Company accrues a warranty reserve for the products sold, which includes its best estimate of the projected costs to repair or replace items under warranties and recalls, if identified. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain given the Company’s relatively short history of sales, and changes to its historical or projected warranty experience may cause material changes to the warranty reserve in the future. Claims incurred under the Company’s standard product warranty programs are recorded based on open claims. The Company recorded warranty liability within other current liabilities in the consolidated balance sheets as of September 30, 2026 and December 31, 2025.

The reconciliation of the change in the Company’s product warranty liability balances during the three and nine months ended September 30, 2026 and 2025 consisted of the following (in thousands):

Xos, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Warranty liability, beginning of period	$1,220	$1,030	$1,477	$740
Reduction in liability (payments)	(586)	(343)	(1,806)	(1,032)
Increase in liability	435	498	1,398	1,477
Warranty liability, end of period	$1,069	$1,185	$1,069	$1,185

Concentrations of Credit and Business Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2026 and 2025, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

During the three months ended September 30, 2026, three customers accounted for 34%, 19%, and 13% of the Company’s revenues. During the three months ended September 30, 2025, one customer accounted for 72% of the Company’s revenues. During the nine months ended September 30, 2026, two customers accounted for 29% and 16% of the Company’s revenues. During the nine months ended September 30, 2025, one customer accounted for 61% of the Company’s revenues.

Accounts receivable totaled $4.6 million, net of allowance of $35,000, $6.0 million, net of allowance of $49,000, and $26.9 million, net of allowance of $0.2 million as of September 30, 2026, December 31, 2025 and December 31, 2024, respectively. As of September 30, 2026, five customers accounted for 21%, 19%, 14%, 14%, and 11% of the Company’s accounts receivable. As of December 31, 2025, four customers accounted for 17%, 14%, 12%, and 10% of the Company’s accounts receivable.

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

As of September 30, 2026, two vendors accounted for 24% and 10% of the Company’s accounts payable. As of December 31, 2025, two vendors accounted for 12% and 11% of the Company’s accounts payable.

During the three months ended September 30, 2026 and 2025, one vendor accounted for 19% and 14% of the Company's purchases, respectively. During the nine months ended September 30, 2026 and 2025, one vendor accounted for 12% and 21% of the Company's purchases, respectively.

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

In May 2026, the FASB issued ASU No. 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), to establish authoritative guidance for the accounting of environmental credits and environmental credit obligations, including recognition, measurement, presentation, and disclosure requirements, in an effort to reduce diversity in practice and increase consistency of application across reporting entities. The amendments in this update are effective for annual reporting periods beginning after December

Xos, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Unaudited

15, 2027, and interim reporting periods within those annual reporting periods, applied on a retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets on the balance sheet) as of the beginning of the annual reporting period of adoption, without recasting for any financial statement information before the period of adoption, with early adoption permitted. The Company is currently evaluating the provisions of this amendment and does not expect this amendment to have a material impact on our consolidated financial statements.

The Company is still evaluating all other applicable recently issued accounting pronouncements to evaluate the impact of the adoption of such pronouncements on its consolidated financial statements or notes thereto.

Note 3 — Revenue Recognition

Disaggregated revenues by major source for the three and nine months ended September 30, 2026 and 2025 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Product and service revenue
Stepvans & vehicle incentives(1)	$1,950	$13,671	$4,151	$34,342
Powertrains & hubs(1)	2,997	2,635	15,581	5,157
Other product revenue(2)	362	129	1,179	748
Total product revenue	5,309	16,435	20,911	40,247
Ancillary revenue	237	65	600	525
Total revenues	$5,546	$16,500	$21,511	$40,772

(1)
Amounts are net of returns and allowances. Stepvans & vehicle incentives and powertrains & hubs include revenue generated from operating and sales-type leases.
(2)
Other product revenue for the three months ended September 30, 2026 includes revenue related to non-recurring powertrain engineering services of $33,000 and revenue related to software services of $0.1 million. Other product revenue for the nine months ended September 30, 2026 includes revenue related to non-recurring powertrain engineering services of $0.2 million and revenue related to software services of $0.2 million. The remaining performance obligations for non-recurring engineering services total $55,000 as of September 30, 2026 and are expected to be satisfied in 2026. The remaining performance obligations for software services total $0.5 million as of September 30, 2026 and $0.1 million are expected to be satisfied in 2026 with the remaining $0.4 million expected to be satisfied in 2027 and beyond.

The Company leases stepvans and hubs to customers under operating leases with terms ranging from 24 to 36 months. At the end of the lease term, customers are required to return the vehicles to Xos. During the three months ended September 30, 2026 and 2025, the Company recorded no operating lease revenue on a straight-line basis over the contractual terms of the respective leases as part of stepvans & vehicle incentives, above. During the nine months ended September 30, 2026 and 2025, the Company recorded operating lease revenue of $0 and $11,000, respectively, on a straight-line basis over the contractual terms of the respective leases as part of stepvans & vehicle incentives, above. During the three months ended September 30, 2026 and 2025, the Company recorded operating lease revenue of $63,000 and $23,000, respectively, on a straight-line basis over the contractual terms of the respective leases as part of powertrains & hubs, above. During the nine months ended September 30, 2026 and 2025, the Company recorded operating lease revenue of $172,000 and $45,000, respectively, on a straight-line basis over the contractual terms of the respective leases as part of powertrains & hubs, above.

Note 4 — Lease Receivable

For deferred equipment agreements that contain embedded operating leases, upon lease commencement, the Company defers and records the equipment cost of operating lease assets within property and equipment, net of accumulated depreciation. These operating lease assets are subsequently amortized to cost of goods sold over the lease term on a straight-line basis.

For deferred equipment agreements that contain embedded sales-type leases, the Company recognizes lease revenue and costs, as well as a lease receivable, at the time the lease commences. Lease revenue related to both operating and sales-type leases for the three months ended September 30, 2026 and 2025 was approximately $63,000 and $23,000, respectively. Lease revenue related to both operating and

Xos, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Unaudited

sales-type leases for the nine months ended September 30, 2026 and 2025 was approximately $172,000 and $56,000, respectively. Costs related to embedded leases within the Company’s deferred equipment agreements are included in cost of goods sold in the accompanying unaudited condensed consolidated statement of operations. Interest on the lease receivable was immaterial to the unaudited condensed consolidated financial statements for both the three and nine months ended September 30, 2026 and 2025.

(in thousands)	Balance Sheet Location	September 30, 2026	December 31, 2025
Lease receivable		$142	$572
Less: current portion of lease receivable	Prepaid expenses and other current assets	(99)	(517)
Lease receivable, non-current	Other non-current assets	$43	$55

As of September 30, 2026, estimated future maturities of customer sales-type lease receivable and operating lease payments for each of the following fiscal years are as follows:

	Future Lease Receivables/Payments (in thousands)
Fiscal year	Sales-Type Leases	Operating Leases
Remainder of 2026	$31	$44
2027	$67	$98
2028 and thereafter	$44	$58
Total lease receivables/payments	$142	$200

Note 5 — Inventories

Inventory amounted to $21.8 million and $25.0 million, respectively, as of September 30, 2026 and December 31, 2025 and consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$14,226	$16,367
Work in process	3,573	3,647
Finished goods	4,041	4,947
Total inventories	$21,840	$24,961

Inventories as of September 30, 2026 and December 31, 2025 were comprised of raw materials, work in process and finished goods related to the production of stepvans, powertrains, hubs, and other products for sale and finished goods inventory including vehicles in transit to fulfill customer orders, new vehicles, new vehicles awaiting final pre-delivery quality review inspection, and Xos Energy Solutions products available for sale. The capitalized labor and overhead cost remaining in work in process and finished goods inventory is $0.6 million and $0.6 million as of September 30, 2026 and December 31, 2025, respectively.

Inventories are stated at the lower of cost or net realizable value. Cost is computed using average cost. Inventory write-downs are based on reviews for excess and obsolescence determined primarily by current and future demand forecasts. During the three months ended September 30, 2026 and 2025, the Company recorded a reduction in our inventory reserves of $1.4 million and $0.1 million, respectively, to reflect inventories at their net realizable values and provide an allowance for any excess or obsolete inventories. During the nine months ended September 30, 2026 and 2025, the Company recorded a favorable change in our inventory reserves of $2.3 million and $2.1 million, respectively, to reflect inventories at their net realizable values and provide an allowance for any excess or obsolete inventories.

Xos, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Unaudited

Note 6 — Selected Balance Sheet Data

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Prepaid inventories	$502	$465
Prepaid expenses and other(1)	1,954	2,184
Lease receivable	99	517
Financed insurance premiums	1,236	1,076
Assets held for sale(2)	313	599
Total prepaid expenses and other current assets	$4,104	$4,841

(1)
Primarily relates to prepayments for energy services projects, prepaid insurance, prepaid licenses and subscriptions, other receivables, and contract assets arising from contracts with customers. Contract assets arising from contracts with customers totaled $0, $0, and $1.1 million, as of September 30, 2026, December 31, 2025 and December 31, 2024, respectively.
(2)
Assets held for sale are comprised of manufacturing equipment no longer used in production and intended to be sold.

Other Non-Current Assets

Other non-current assets as of September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Security deposits(1)	$—	$338
Duty drawback receivable(2)	2,709	2,709
Lease receivable, non-current	43	55
Other non-current assets	1,374	1,530
Total other non-current assets	$4,126	$4,632

(1)
Primarily relates to security deposits for operating leases.
(2)
Represents the estimated amount that can be recovered from previously paid tariffs relating to crushed SOLO vehicles that were acquired in connection with the ElectraMeccanica acquisition.

Xos, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Unaudited

Other Current Liabilities

Other current liabilities as of September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued expenses and other(1)	$3,931	$5,827
Contract liabilities, current(2)	352	243
Accrued interest(3)	1,967	758
Accrued payroll(4)	1,264	2,004
Customer deposits(5)	3,659	616
Warranty liability	1,069	1,477
Short-term insurance financing notes	1,089	958
Operating lease liabilities, current	846	1,836
Finance lease liabilities, current	195	292
Total other current liabilities	$14,372	$14,011

(1)
Primarily relates to other accrued expenses, accrued inventory purchases, remaining lease termination payments related to the Mesa Lease, and accrued professional fees.
(2)
Contract liabilities, current, arising from contracts with customers was $0.3 million as of December 31, 2024.
(3)
Represents accrued interest on the Convertible Promissory Note, which interest is convertible into shares of our Common Stock at maturity.
(4)
Primarily relates to payroll liabilities such as accrued payroll, accrued vacation, accrued bonuses and other payroll liabilities.
(5)
Primarily relates to payments received from customers for products that were not yet delivered at period-end. Customer deposits balance was $1.3 million as of December 31, 2024.

Revenue recognized from the customer deposits and contract liabilities balance for the three months ended September 30, 2026 and 2025 was $0.1 million and $0, respectively. Revenue recognized from the customer deposits and contract liabilities balance for the nine months ended September 30, 2026 and 2025 was $0.7 million and $0.4 million, respectively.

Other Non-Current Liabilities

Other non-current liabilities as of September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued interest expense and other	$20	$616
Contract liabilities, non-current(1)	435	342
Operating lease liabilities, non-current(2)	493	262
Finance lease liabilities, non-current	—	125
Total other non-current liabilities	$948	$1,345

(1)
Contract liabilities, non-current, arising from contracts with customers is $0.4 million as of December 31, 2024.
(2)
Primarily relates to operating lease liabilities assumed in connection with the ElectraMeccanica acquisition.

Note 7 — Earn-out Shares Liability

The Company had a contingent obligation to issue 547,000 shares (the “Earn-out Shares”) of Common Stock and grant 8,700 restricted stock units (“Earn-out RSUs”) to certain stockholders and employees upon the achievement of certain market share price milestones within specified periods following the Business Combination on August 20, 2021.

Xos, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Unaudited

The Earn-out Shares were to be issued in tranches based on the following conditions:

i.
If the volume-weighted average closing share price (“VWAP”) of the Common Stock equaled or exceeded $420.00 per share for any 10 trading days within any consecutive 20-trading day period between the Merger closing date and the five year anniversary of such closing date (“Earn-out Period”), then the Company was required to issue an aggregate of 180,000 shares (“Tranche 1 Earn-out Shares”) of Common Stock to holders with the contingent right to receive Earn-out Shares (excluding any Earn-out RSUs). If after Closing and during the Earn-out Period, there was a Change in Control (as defined in the Merger Agreement), the Company was required to issue Tranche 1 Earn-out Shares when the value per share of the Company was equal to or greater than $420.00 per share, but less than $600.00. If there was a change in control where the value per share of Common Stock was less than $420.00, then the Earn-out Shares would terminate prior to the end of the Earn-out Period and no Common Stock would be issuable.
ii.
If the VWAP of the Common Stock equaled or exceeded $600.00 per share for any 10 trading days within any consecutive 20-trading day period during the Earn-out Period, then the Company was required to issue an aggregate of 180,000 shares (“Tranche 2 Earn-out Shares”) of Common Stock to holders with the contingent right to receive Earn-out Shares (excluding any Earn-out RSUs). If after Closing and during the Earn-out Period, there was a Change in Control (as defined in the Merger Agreement), the Company was required to issue Tranche 2 Earn-out Shares when the value per share of the Company was equal to or greater than $600.00 per share, but less than $750.00.
iii.
If the VWAP of the Common Stock equaled or exceeded $750.00 per share for any 10 trading days within any consecutive 20-trading day period during the Earn-out Period, then the Company was required to issue an aggregate of 180,000 shares (“Tranche 3 Earn-out Shares”) of Common Stock to holders with the contingent right to receive Earn-out Shares (excluding any Earn-out RSUs). If after Closing and during the Earn-out Period, there was a Change in Control (as defined in the Merger Agreement), the Company was required to issue Tranche 3 Earn-out Shares when the value per share of the Company was equal to or greater than $750.00 per share.

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

For each of the periods ended September 30, 2026 and December 31, 2025, the fair value of the Earn-out Shares liability was estimated to be $0. The Company recognized a change in fair value in Earn-out Shares liability of $0 in its unaudited condensed consolidated statements of operations during both the three and nine months ended September 30, 2026 and 2025.

The allocated fair value to the Earn-out RSU component, which was covered by ASC 718, Compensation — Stock Compensation, was recognized as stock-based compensation expense over the vesting period commencing on the grant date of the award.

As of September 30, 2026, the Company had no contingent obligation to issue any Earn-out Shares or Earn-out RSUs, as the Earn-out Period ended on August 20, 2026.

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

Xos, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Unaudited

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

The future scheduled mandatory prepayments of principal as of September 30, 2026 were as follows (in thousands):

Mandatory Prepayments
2026	$2,000
2027	9,000
2028	3,000
Total	$14,000

The Note also includes an optional redemption feature that provides the Company, on or after August 11, 2024, or as otherwise agreed to between the Company and Aljomaih in writing, the right to redeem the outstanding principal and accrued and unpaid interest, upon written notice not less than 5 trading days prior to exercise of the option, in full or in part and without penalty.

The Company accounts for the Note in accordance with the guidance contained in Accounting Standards Codification ("ASC") 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, under which the Note was analyzed for the identification of material embedded features that meet the criteria for equity treatment and/or bifurcation and must be recorded as a liability. The Company initially classified the Note as a non-current liability given a maturity date of greater than one year, however, during the quarter ended September 30, 2024, the Note was reclassified as a current liability since its maturity date is less than one year from September 30, 2024. On August 8, 2025, the Note was amended subject to Amendment Number One, and as a result of such amendment, a portion of the Note has been reclassified as a non-current liability beginning at September 30, 2025, due to a change in the principal repayment schedule of the Note.

The Note is not included in the computation of either basic or diluted EPS for the three and nine months ended September 30, 2026 and 2025 in Note 16 — Net Loss per Share. This financial instrument is not included in basic EPS because it does not represent participating

Xos, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Unaudited

securities. Further, the Note is not included in diluted EPS because including these financial instruments would have an antidilutive effect on EPS for the three and nine months ended September 30, 2026 and 2025.

As of September 30, 2026, the Company had a principal balance of $14.0 million. As of December 31, 2025, the Company had a principal balance of $18.5 million outstanding. The Company recorded interest expense of $0.4 million and $0.5 million in other (expense) income, net, related to the Note during the three months ended September 30, 2026 and 2025, respectively. The Company recorded interest expense of $1.2 million and $1.5 million in other (expense) income, net, related to the Note during the nine months ended September 30, 2026 and 2025, respectively.

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

Voting Rights: Each outstanding share of Common Stock shall entitle the holder thereof to one vote on each matter properly submitted to the stockholders of the Company for their vote; provided, however, that, except as otherwise required by law, holders of Common Stock shall not be entitled to vote on any amendment to the Company's Certificate of Incorporation (including any certificate of designation filed with respect to any series of Preferred Stock) that relates solely to the terms of one or more outstanding series of Preferred Stock if the holders of such affected series are entitled, either separately or together as a class with the holders of one or more other such series, to vote thereon by law or pursuant to this Certificate of Incorporation (including any certificate of designation filed with respect to any series of Preferred Stock).

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

Xos, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Unaudited

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

During each of the three months ended September 30, 2026 and 2025, the Company issued 0 shares of Common Stock under the SEPA. As of December 31, 2025, the remaining commitment available under the agreement was $119.4 million. However, our ability to utilize the remaining commitment amount was limited by various factors, including, but not limited to, the availability of an effective registration statement permitting the resale of such shares of Common Stock. Ultimately, the Company did not cause the effectiveness of any such registration statement during 2025 or thereafter, and the SEPA expired on February 11, 2026.

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

During the three months ended September 30, 2026, 637,409 shares of Common Stock were sold under the ATM Offering program at an average price of $4.67 per share for aggregate net proceeds of $2.8 million after commissions of $0.1 million and legal, accounting, investor relations, and other offering costs of $0.1 million. During the nine months ended September 30, 2026, 1,016,109 shares of Common Stock were sold under the ATM Offering program at an average price of $5.43 per share for aggregate net proceeds of $5.1 million after commissions of $0.2 million and legal, accounting, investor relations, and other offering costs of $0.3 million. During both of the three and nine months ended September 30, 2025, 730,000 shares of Common stock were sold under the ATM Offering program at an average price of $3.87 per share for aggregate net proceeds of $2.4 million after commissions of $0.1 million and legal, accounting, investor relations, and other offering costs of $0.3 million. As of September 30, 2026, the Company had $5.8 million of shares of Common Stock available for future issuance under the ATM Offering pursuant to the Company’s prospectus supplement with respect to the ATM Offering, and $11.7 million remaining under the terms of the Sales Agreement.

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

Xos, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Unaudited

Note 10 — Derivative Instruments

Public and Private Placement Warrants

As of September 30, 2026, the Company had no Public Warrants and no Private Placement Warrants outstanding, as all such Warrants expired unexercised on August 20, 2026.

Each Warrant was exercisable to purchase one-thirtieth of one share of Common Stock. The Public Warrants had an exercise price of $345.00 per whole share, subject to adjustments, and were only exercisable for a whole number of shares.

The Private Placement Warrants were identical to the Public Warrants, except that the Private Placement Warrants and the Common Stock issuable upon exercise of the Private Placement Warrants were not transferable, assignable or salable until September 19, 2021, subject to certain limited exceptions. Additionally, the Private Placement Warrants were non-redeemable so long as they were held by the initial purchasers or their permitted transferees. If the Private Placement Warrants were held by someone other than the initial shareholders or their permitted transferees, the Private Placement Warrants would have been redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Redemption of Warrants for cash when the price per share of Common Stock equals or exceeds $540.00:

At any time that the Warrants were exercisable, the Company was permitted to redeem the outstanding Warrants (except as described above with respect to the Private Placement Warrants):

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

Redemption of Warrants for Common Stock when the price per share equals or exceeds $300.00:

At any time that the Warrants were exercisable, the Company was permitted to redeem the outstanding Warrants (including both Public Warrants and Private Placement Warrants):

•
in whole and not in part;
•
at $0.10 per Warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders would be able to exercise their Warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of Common Stock;
•
if, and only if, the Reference Value equaled or exceeded $300.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like); and
•
if the Reference Value were less than $540.00 per share (as adjusted), the Private Placement Warrants would also have to have concurrently been called for redemption on the same terms as the outstanding Public Warrants, as described above.

The “fair market value” of Common Stock meant the average reported last sale price of Common Stock for the 10 trading days ending on the third trading day prior to the date on which any notice of redemption is sent to the holders of Warrants.

Xos, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Unaudited

In no event would the Company be required to net cash settle any Warrant. The Warrants ultimately expired worthless on August 20, 2026.

Note 11 — Share-Based Compensation

2018 Stock Plan

On November 27, 2018, the Legacy Xos’s board of directors and stockholders adopted the 2018 Stock Plan. There are no shares available for issuance under the 2018 Stock Plan; however, the 2018 Stock Plan continues to govern the terms and conditions of the outstanding awards granted under the 2018 Stock Plan.

As of September 30, 2026, there were 1,165 Options outstanding under the 2018 Stock Plan. The amount and terms of Option grants were determined by the board of directors of Legacy Xos. The Options granted under the 2018 Stock Plan generally expire within 10 years from the date of grant and generally vest over four years, at the rate of 25% on the first anniversary of the date of grant and ratably on a monthly basis over the remaining 36-month period thereafter based on continued service.

Stock option activity during the nine months ended September 30, 2026 consisted of the following:

	Options	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Years	Aggregate Intrinsic Value
December 31, 2025 — Options outstanding	1,211	$0.47	$0.66	3.69	$1,399
Granted	—	—	—		—
Exercised	—	—	—		—
Forfeited	(23)	0.34	0.46		42
March 31, 2026 — Options outstanding	1,188	$0.47	$0.66	3.51	$1,154
Granted	—	—	—		—
Exercised	(23)	0.64	0.46		35
Forfeited	—	—	—		—
June 30, 2026 — Options outstanding	1,165	$0.47	$0.66	3.25	$2,746
Granted	—	—	—		—
Exercised	—	—	—		—
Forfeited	—	—	—		—
September 30, 2026 — Options outstanding	1,165	$0.47	$0.66	3.00	$2,933
September 30, 2026 — Options vested and exercisable	1,165	$0.47	$0.66	3.00	$2,933

Aggregate intrinsic value represents the difference between the exercise price of the options and the fair value of the Company’s Common Stock. No options were exercised during both the three months ended September 30, 2026 and 2025. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2026 and 2025 was approximately $35 and $2,351, respectively.

The Company estimates the grant date fair value of options utilizing the Black-Scholes option pricing model, which is dependent upon several variables, including expected option term, expected volatility of the Company's share price over the expected term, expected risk-free rate and expected dividend yield rate. There were no option grants during the three and nine months ended September 30, 2026 and 2025.

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

Xos, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Unaudited

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

As of September 30, 2026, there were 809,768 shares of Common Stock available for issuance under the A&R 2021 Equity Plan, as amended.

RSU activity during the nine months ended September 30, 2026 consisted of the following:

	RSUs	Weighted Average Grant Date Fair Value	Aggregate Fair Value At Calculation Date
December 31, 2025 — RSU outstanding	3,096,067	$3.79	$5,605,441
Granted	96,716	2.22	215,355
Vested	(898,345)	3.59	1,873,916
Forfeited	—	—	—
March 31, 2026 — RSU outstanding	2,294,438	$3.80	$3,741,339
Granted	332,617	2.02	673,312
Vested	(740,401)	4.12	2,167,773
Forfeited	(375)	4.00	653
June 30, 2026 — RSU outstanding	1,886,279	$3.54	$5,699,166
Granted	5,286,206	2.37	12,545,874
Vested	(304,839)	4.30	807,151
Forfeited	(4,680)	2.09	9,771
September 30, 2026 — RSU outstanding	6,862,966	$2.61	$21,826,973

The Company recognized stock-based compensation expense (including Earn-out RSUs) in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2026 totaling approximately $2.3 million and $6.4 million, respectively, and September 30, 2025, totaling approximately $2.1 million and $5.2 million, respectively, which consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of goods sold	$86	$69	$205	$177
Research and development	406	427	1,076	1,118
Sales and marketing	360	327	1,018	764
General and administrative	1,478	1,302	4,138	3,163
Total	$2,330	$2,125	$6,437	$5,222

We allocate stock-based compensation expense to cost of goods sold, research and development expense, sales and marketing expense and general and administrative expense, based on the roles of the applicable recipients of such stock-based compensation. The unamortized stock-based compensation expense was $16.5 million as of September 30, 2026, and weighted average remaining amortization period as of September 30, 2026 was 1.96 years.

The aggregate fair value of RSUs that vested was $0.8 million and $4.9 million during the three and nine months ended September 30, 2026, respectively.

Xos, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Unaudited

Note 12 — Property and Equipment, net

Property and equipment, net consisted of the following at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Equipment	$5,607	$5,705
Finance lease assets	1,339	1,339
Furniture and fixtures	173	173
Company vehicles(1)	4,465	3,442
Leasehold improvements	1,401	1,401
Computers, software and related equipment	3,128	3,128
Property and equipment, gross	16,113	15,188
Accumulated depreciation	(12,648)	(10,868)
Property and equipment, net	$3,465	$4,320

(1)
Amounts include operating lease assets (stepvans and hubs) for which the Company is a lessor. As of September 30, 2026, gross operating lease assets and accumulated depreciation on operating lease assets were $0.8 million and $0.2 million, respectively. As of December 31, 2025, gross operating lease assets and accumulated depreciation on operating lease assets were $0.3 million and $0.1 million, respectively.

Depreciation expense during both the three months ended September 30, 2026 and 2025 totaled $0.5 million. Depreciation expense during both the nine months ended September 30, 2026 and 2025 totaled $1.6 million.

Note 13 — Commitments and Contingencies

Legal Contingencies

Legal claims may arise from time to time in the normal course of business, the results of which may have a material effect on the Company’s accompanying unaudited condensed consolidated financial statements. As of September 30, 2026 and December 31, 2025, the Company was not a party to any legal proceedings, that individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

Other Contingencies

The Company enters into non-cancellable long-term purchase orders and vendor agreements in the normal course of business. As of September 30, 2026, non-cancellable purchase commitments with three of the Company’s vendors totaled approximately $80,000.

Note 14 — Related Party Transactions

The Company has lease agreements with Fitzgerald Manufacturing Partners. The owner of Fitzgerald Manufacturing Partners is a stockholder of the Company. For each of the three months ended September 30, 2026 and 2025, the Company incurred rent expense of $0.2 million and $0.2 million, respectively, related to these agreements. For the nine months ended September 30, 2026 and 2025, the Company incurred rent expense of $0.4 million and $0.5 million, respectively, related to these agreements.

Note 15 — Income Taxes

The Company’s effective tax rate for the three months ended September 30, 2026 and 2025 was (0.05%) and 0.09%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2026 and 2025 was (0.19%) and (0.15%), respectively. State income taxes and the impact of losses for which no tax benefit was recognized resulted in an effective tax rate below the U.S. statutory tax rate of 21% for the nine months ended September 30, 2026.

The Company recognizes tax benefits related to positions taken, or expected to be taken, on its tax returns, only if it is more likely than not that the tax positions will be sustained upon examination. For tax positions meeting this recognition threshold, the Company

Xos, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Unaudited

recognizes the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement. The Company has no unrecognized tax benefits as of September 30, 2026 and December 31, 2025.

The Company is subject to income taxation and files tax returns with the U.S. Internal Revenue Service and various state jurisdictions. The Company is not currently under audit or examination by any income tax authorities. Management does not believe that any uncertain tax benefits require recognition. Generally, the Company is no longer subject to examination for tax years prior to 2021, except for California.

At September 30, 2026, the Company’s deferred income taxes were in a net deferred tax asset position mainly due to deferred tax assets generated by net operating losses. The Company assesses the realizability of its deferred tax assets by considering all available positive and negative evidence, including the Company's current and past performance, the market environments in which the Company operates, the utilization of past tax credits, the length of carryback and carryforward periods, and available tax planning strategies. Based on its evaluation, management believes it is more likely than not that all or some portion of the deferred tax assets will not be realized. Accordingly, the Company has maintained a valuation allowance against its net deferred tax assets as of September 30, 2026 and December 31, 2025.

One Big Beautiful Bill Act

On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act,” into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. The Act modifies various energy credits to accelerate the phase out of these credits. The Act also includes certain changes to the US taxation of foreign activity, including changes to foreign tax credits, Global Intangible Low-Taxed Income (GILTI), Foreign-Derived Intangible Income (FDII), and Base Erosion and Anti-Abuse Tax (BEAT), amongst other changes. These changes are generally effective for tax years beginning after December 31, 2024. The Company evaluated the impact of the legislation in accordance with ASC 740 and determined that it did not have a material effect on the Company’s unaudited condensed consolidated financial statements as of and for the period ended September 30, 2026.

Note 16 — Net (Loss) Income per Share

Basic and diluted net (loss) income per share during the three and nine months ended September 30, 2026 and 2025 consisted of the following (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net (loss) income	$(7,609)	$2,144	$(19,418)	$(15,504)
Net (loss) income attributable to common stockholders, basic	(7,609)	2,144	(19,418)	(15,504)
Net (loss) income attributable to common stockholders, diluted(1)	(7,609)	2,144	(19,418)	(15,504)
Denominator:
Basic
Weighted average common shares outstanding, basic	14,545	9,688	12,913	8,690
Basic net (loss) income per share	$(0.52)	$0.22	$(1.50)	$(1.78)
Diluted
Dilutive effect of options and restricted stock awards	—	65	—	—
Weighted average common shares outstanding, diluted(1)	14,545	9,753	12,913	8,690
Diluted net (loss) income per share	$(0.52)	$0.22	$(1.50)	$(1.78)

(1)
Net (loss) income attributable to common stockholders, diluted during both the three and nine months ended September 30, 2026 and 2025, excludes adjustments related to the change in fair value of derivative liabilities, interest expense and amortization of discounts and issuance costs related to Convertible Note. These adjustments were excluded from the calculation of diluted net (loss) income per share as they would have an antidilutive effect (see Note 8 — Convertible Notes).

Xos, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Unaudited

Potential ending shares outstanding that were excluded from the computation of diluted net (loss) income per share because their effect was anti-dilutive as of September 30, 2026 and 2025 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Contingent earn-out shares	547	547	547	547
Common stock underlying public and private warrants	628	628	628	628
Restricted stock units	6,863	633	6,863	3,176
Stock options	1	—	1	1
If-converted common stock from convertible debt	1,292	280	1,542	280

Note 17 — Segment Reporting

The following table presents segment revenue, gross profit, and net loss for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$5,546	16,500	$21,511	40,772
Cost of goods sold	4,696	13,948	15,717	35,347
Gross profit	850	2,552	5,794	5,425
less:
Employee related	2,713	2,704	8,728	8,648
Stock-based compensation(1)	2,244	2,056	6,232	5,045
Facility and rent	583	1,206	1,698	3,397
Insurance	564	812	1,949	2,490
Depreciation	439	510	1,403	1,461
Professional services	775	524	2,136	1,608
Computer and software as a service(2)	(141)	412	937	1,264
Research and development materials	515	475	1,393	1,284
Other(3)	618	826	1,365	3,508
Gain on operating lease termination	0	(9,394)	(54)	(9,394)
Other expense (income), net(4)(5)	224	240	(538)	1,496
Change in fair value of derivative instruments	(79)	39	(73)	99
Provision (benefit) for income taxes	4	(2)	36	23
Segment net (loss) income	$(7,609)	$2,144	$(19,418)	$(15,504)

____________

(1)
Stock-based compensation includes general and administrative, sales and marketing, and research and development-related stock-based compensation that was previously consolidated in employee related costs.
(2)
Computer and software as a service includes a benefit of $0.5 million resulting from the settlement of a software-related vendor contract for both the three and nine months ended September 30, 2026.
(3)
Other includes general and administrative freight, as well as travel & entertainment, property/franchise taxes, merchant fees, and bad debt expense.
(4)
Other expense (income), net includes $0 and $1.3 million in recoveries associated with previously paid import duties for the three and nine months ended September 30, 2026, respectively. Sublease income (including common area maintenance) was $0.1 million for both the three months ended September 30, 2026 and 2025 and was $0.4 million for both the nine months ended September 30, 2026 and 2025.
(5)
Interest expense was $0.4 million (including $0.4 million for interest on the convertible note and interest for equipment leases, financed insurance policies, and other charges) and $0.6 million (including $0.5 million for interest of the convertible note and $0.1 million in interest for equipment leases, financed insurance policies, and other charges) for the three months ended September 30, 2026 and 2025, respectively and was $1.3 million (including $1.2

Xos, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Unaudited

million for interest on the convertible note and $0.1 million in interest for equipment leases, financed insurance policies, and other charges) and $1.7 million (including $1.5 million for interest on the convertible note and $0.2 million in interest for equipment leases, financed insurance policies, and other charges) for the nine months ended September 30, 2026 and 2025, respectively.

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

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, other current liabilities, convertible debt, warrants and earn-out shares liability. The fair value of cash, cash equivalents, accounts receivable, accounts payable, other current liabilities, and convertible debt approximates carrying value due to their short-term maturity. The Public Warrants, which had an exercise price of $345.00 per whole share, subject to adjustments, and were listed on the Nasdaq Capital Market with trading symbol “XOSWW,” expired on August 20, 2026, and ceased trading on or prior to such expiration date. The Private Warrants also expired on August 20, 2026. See Note 10 – Derivative Instruments. As of September 30, 2026, the Company had no contingent obligation to issue any Earn-out Shares or Earn-out RSUs, as the Earn-out Period ended on August 20, 2026. See Note 7 – Earn-out Shares Liability.

As required by ASC 820, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities carried at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

September 30, 2026
	Fair Value	Level 1	Level 2	Level 3
Financial Liabilities:
Private Placement Warrants	$—	$—	$—	$—
Public Warrants	—	—	—	—
Total Financial Liabilities	$—	$—	$—	$—

	December 31, 2025
	Fair Value	Level 1	Level 2	Level 3
Financial Liabilities:
Private Placement Warrants	$1	$—	$1	$—
Public Warrants	72	72	—	—
Total Financial Liabilities	$73	$72	$1	$—

Xos, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Unaudited

There was no change in the fair value of Level 3 financial liabilities during the three and nine months ended September 30, 2026. The fair value of Earn-out Shares liability was immaterial to the consolidated financial statements for each of the periods ended September 30, 2026 and December 31, 2025.

Note 19 — Revision of Previously Reported Information

As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, the Company identified immaterial errors in its previously reported financial statements for the periods ended December 31, 2024, March 31, 2025, June 30, 2025, September 30, 2025, December 31, 2025, and March 31, 2026 relating to the improper recording of vendor accrued purchases. The comparative financial information presented in this Report reflects the correction of those errors.

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

Xos, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Unaudited

For the three months ended September 30, 2025
	As previously reported	Adjustment	As revised

Condensed Consolidated Statement of Operations and Comprehensive Loss
Cost of goods sold	$13,969	$(21)	$13,948
Gross profit	2,531	21	2,552
Loss from operations	(6,994)	21	(6,973)
Income (loss) before provision for income taxes	2,121	21	2,142
Net income (loss)	2,123	21	2,144
Net and comprehensive income (loss)	2,123	21	2,144
Net income (loss) per share
Basic	0.22	—	0.22
Diluted	0.22	—	0.22

For the nine months ended September 30, 2025
	As previously reported	Adjustment	As revised

Condensed Consolidated Statement of Operations and Comprehensive Loss
Cost of goods sold	$35,411	$(64)	$35,347
Gross profit	5,361	64	5,425
Loss from operations	(23,344)	64	(23,280)
Income (loss) before provision for income taxes	(15,545)	64	(15,481)
Net income (loss)	(15,568)	64	(15,504)
Net and comprehensive income (loss)	(15,568)	64	(15,504)
Net income (loss) per share
Basic	(1.79)	0.01	(1.78)
Diluted	(1.79)	0.01	(1.78)

For the period ended September 30, 2025
	As previously reported	Adjustment	As revised

Condensed Consolidated Statement of Stockholders' Equity
Net and comprehensive income (loss)	$2,123	$21	$2,144
Accumulated deficit	(218,988)	574	(218,414)
Total stockholders' equity	31,060	574	31,634

For the period ended September 30, 2025
	As previously reported	Adjustment	As revised

Condensed Consolidated Statement of Cash Flows
Net income (loss)	$(15,568)	$64	$(15,504)
Other liabilities	270	(64)	206

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

The Public Warrants, which had an exercise price of $345.00 per whole share, subject to adjustments, and were listed on the Nasdaq Capital Market with trading symbol “XOSWW,” expired on August 20, 2026, and ceased trading on or prior to such expiration date. The Private Warrants also expired on August 20, 2026. See Note 10 – Derivative Instruments of this Report.

As of September 30, 2026, the Company had no contingent obligation to issue any Earn-out Shares or Earn-out RSUs, as the Earn-out Period ended on August 20, 2026. See Note 7 – Earn-out Shares Liability.

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

Supply Chain Disruptions

Our supply chain remains subject to component availability constraints, changing trade policies, and evolving regulatory and customer sourcing requirements. Batteries, power electronics, harnesses, and structural materials remain areas of focus as we work to improve supply continuity, manage costs, and support existing products and new energy storage applications.

Tariffs under Sections 232 and 301 continue to affect certain imported components. Effective July 24, 2026, additional Section 301 tariffs were imposed on imports from multiple trading partners following investigations into their failure to prohibit and effectively enforce restrictions on imports produced with forced labor. Applicability depends on country of origin, product classification, and available exemptions. These measures, together with other applicable duties and potential changes in trade policy, create uncertainty in landed costs and procurement planning. We continue reviewing supplier tariff charges, classifications, sourcing alternatives, and commercial terms to manage this exposure.

Our broader supply-chain improvement efforts include:

•
expanding sourcing options for batteries, power conversion systems, thermal management equipment, and other critical components;
•
negotiating pricing, payment, warranty, and delivery terms while balancing potential savings against inventory commitments and demand visibility;
•
coordinating with engineering teams and suppliers on product specifications, integration, design changes, and certification requirements;
•
updating component cost information and reviewing tariff assumptions to improve purchasing and customer quotation decisions; and
•
aligning purchase commitments and delivery schedules with anticipated demand to manage working capital and excess or obsolete inventory exposure.

We have been closely monitoring potential changes to trade policies and tariffs in order to proactively adjust and refine our strategy. These efforts are intended to strengthen supply resilience and cost competitiveness. Supply constraints, tariffs, regulatory changes, and additional engineering or certification requirements could increase costs, delay production or customer deliveries, and affect margins and our ability to pursue certain opportunities.

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

During the three months ended September 30, 2026, we delivered 12 vehicles (including leases) and 21 powertrains & hubs. During the three months ended September 30, 2025, we delivered 98 vehicles and 32 powertrains & hubs. During the three months ended September 30, 2026, we generated $3.0 million (or 54% of revenue) in powertrain & hub sales, $2.0 million in revenue (or 35% of revenue) in vehicle sales, $0.4 million (or 7% of revenue) in other product revenue, and $0.2 million (or 4% of revenue) in ancillary revenue. During the three months ended September 30, 2025, we generated $13.7 million in revenue (or 83% of revenue) from vehicle sales, $2.6 million (or 16% of revenue) in powertrain & hub sales, $0.1 million (or 1% of revenue) in other product revenue, and $0.1 million (or less than 1% of revenue) from ancillary revenue. Unless and until we develop a robust backlog of binding orders, we expect our unit volumes to fluctuate from quarter to quarter, particularly where customers place, and/or shift delivery dates, for larger orders.

During the nine months ended September 30, 2026, we delivered 32 vehicles (including leases) and 126 powertrains & hubs. During the nine months ended September 30, 2025, we delivered 248 vehicles and 46 powertrains & hubs. During the nine months ended September 30, 2026, we generated $15.6 million (or 72% of revenue) in powertrain & hub sales, $4.2 million in revenue (or 19% of revenue) in vehicle sales, $1.2 million (or 5% of revenue) in other product revenue, and $0.6 million (or 3% of revenue) in ancillary revenue. During the nine months ended September 30, 2025, we generated $34.3 million in revenue (or 84% of revenue) from vehicle sales, $5.2 million (or 13% of revenue) in powertrain & hub sales, $0.7 million (or 2% of revenue) in other product revenue, and $0.5 million (or 1% of revenue) from ancillary revenue.

We believe our growth in the coming years will be supported by the growth of e-commerce and last-mile delivery, and will depend in part on regulatory and consumer interest in reducing the impacts of climate change. E-commerce continues to grow rapidly and has been accelerated by changes in consumer purchasing behavior, including as a result of the COVID-19 pandemic. Commercial trucks are the largest emitters of greenhouse gasses per capita in the transportation industry. Although some such goals have been rolled back and there can be no assurance any goals will be maintained or re-established, the U.S. federal, state and foreign governments, along with corporations such as FedEx, UPS and Amazon, have set ambitious goals to reduce greenhouse gas emissions. We believe regulation relating to commercial vehicles, sustainability initiatives from leading financial and corporate institutions and growth of last-mile logistics will be important factors in establishing the level of demand for, and adoption of, our products worldwide.

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

Gain on Operating Lease Termination

Gain on operating lease termination primarily includes gains from the termination of the Company's operating lease obligations.

Other (Expense) Income, Net

Other (expense) income, net primarily includes recoveries associated with previously paid import duties for the three and nine months ended September 30, 2026, interest expense related to our financing obligations and interest expense for our equipment leases, offset by income from the sublease of our Los Angeles, California, office space.

Change in Fair Value of Derivative Instruments

Change in fair value of derivative instruments relates to Common Stock warrant liability assumed as part of the Business Combination. Changes in the fair value relate to remeasurement of our Public and Private Placement Warrants to fair value as of any respective exercise date and as of each subsequent balance sheet date and mark-to-market adjustments for these derivative liabilities each measurement period. The Public Warrants and Private Warrants expired on August 20, 2026. See Note 10 – Derivative Instruments of this Report.

Change in Fair Value of Contingent Earn-out Shares Liability

The contingent earn-out shares liability was established as part of the Business Combination. Changes in the fair value relate to remeasurement to fair value as of each subsequent balance sheet date. As of September 30, 2026, the Company had no contingent obligation to issue any Earn-out Shares or Earn-out RSUs, as the Earn-out Period ended on August 20, 2026. See Note 7 – Earn-out Shares Liability.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025

The following table sets forth our historical operating results for the periods indicated:

	For the Three Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change	% Change
Revenues	$5,546	$16,500	$(10,954)	(66)%
Cost of goods sold	4,696	13,948	(9,252)	(66)%
Gross profit	850	2,552	(1,702)	(67)%
Operating expenses
General and administrative	5,272	6,456	(1,184)	(18)%
Research and development	2,241	2,101	140	7%
Sales and marketing	797	968	(171)	(18)%
Total operating expenses	8,310	9,525	(1,215)	(13)%
Loss from operations	(7,460)	(6,973)	(487)	7%
Gain on operating lease termination	—	9,394	(9,394)	(100)%
Other (expense) income, net	(224)	(240)	16	(7)%
Change in fair value of derivative instruments	79	(39)	118	(303)%
(Loss) income before Provision (benefit) for income taxes	(7,605)	2,142	(9,747)	(455)%
Provision (benefit) for income taxes	4	(2)	6	(300)%
Net (loss) income	$(7,609)	$2,144	$(9,753)	(455)%

	For the Nine Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change	% Change
Revenues	$21,511	$40,772	$(19,261)	(47)%
Cost of goods sold	15,717	35,347	(19,630)	(56)%
Gross profit	5,794	5,425	369	7%
Operating expenses
General and administrative	17,154	20,258	(3,104)	(15)%
Research and development	6,170	6,118	52	1%
Sales and marketing	2,517	2,329	188	8%
Total operating expenses	25,841	28,705	(2,864)	(10)%
Loss from operations	(20,047)	(23,280)	3,233	(14)%
Gain on operating lease termination	54	9,394	(9,340)	(99)%
Other (expense) income, net	538	(1,496)	2,034	(136)%
Change in fair value of derivative instruments	73	(99)	172	(174)%
Loss before provision for income taxes	(19,382)	(15,481)	(3,901)	25%
Provision for income taxes	36	23	13	57%
Net loss	$(19,418)	$(15,504)	$(3,914)	25%

Revenues

Our total revenues decreased by $11.0 million, or 66%, from $16.5 million in the three months ended September 30, 2025 to $5.5 million in the three months ended September 30, 2026, primarily driven by a 75% decrease in unit sales, partially offset by an increase in average product selling price. During the three months ended September 30, 2026, we sold 12 vehicles and 21 powertrains & hubs, compared to 98 vehicles and 32 powertrains & hubs during the three months ended September 30, 2025.

Our total revenues decreased by $19.3 million, or 47%, from $40.8 million in the nine months ended September 30, 2025 to $21.5 million in the nine months ended September 30, 2026, primarily driven by a 46% decrease in unit sales, partially offset by an increase in average product selling price. During the nine months ended September 30, 2026, we sold 32 vehicles and 126 powertrains & hubs, compared to 248 vehicles and 46 powertrains & hubs during the nine months ended September 30, 2025.

Revenue for the three months ended September 30, 2026 and 2025 consisted of the following (dollars in thousands):

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Product and service revenue
Stepvans & vehicle incentives(1)	$1,950	$13,671	$(11,721)	(86)%
Powertrains & hubs(1)	2,997	2,635	362	14%
Other product revenue(2)	362	129	233	181%
Total product revenue	5,309	16,435	(11,126)	(68)%
Ancillary revenue	237	65	172	265%
Total revenues	$5,546	$16,500	$(10,954)	(66)%

Revenue for the nine months ended September 30, 2026 and 2025 consisted of the following (dollars in thousands):

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Product and service revenue
Stepvans & vehicle incentives(1)	$4,151	$34,342	$(30,191)	(88)%
Powertrains & hubs(1)	15,581	5,157	10,424	202%
Other product revenue(2)	1,179	748	431	58%
Total product revenue	20,911	40,247	(19,336)	(48)%
Ancillary revenue	600	525	75	14%
Total revenues	$21,511	$40,772	$(19,261)	(47)%

(1)
Amounts are net of returns and allowances. Stepvans & vehicle incentives and powertrains & hubs include revenue generated from operating and sales-type leases.
(2)
Other product revenue for both of the three and nine months ended September 30, 2026 includes revenue related to non-recurring powertrain engineering services of $33,000 and revenue related to software services of $0.1 million. Other product revenue for the nine months ended September 30, 2026 includes revenue related to non-recurring powertrain engineering services of $0.2 million and revenue related to software services of $0.2 million. The remaining performance obligations for non-recurring engineering services total $55,000 as of September 30, 2026 and are expected to be satisfied in 2026. The remaining performance obligations for software services total $0.5 million as of September 30, 2026 and $0.1 million are expected to be satisfied in 2026 with the remaining $0.4 million expected to be satisfied in 2027 and beyond.

Cost of Goods Sold

Cost of goods sold decreased by $9.3 million, or 66%, from $13.9 million in the three months ended September 30, 2025 to $4.7 million in the three months ended September 30, 2026. The decrease in cost of goods sold is directly attributable to the decrease in our product revenue and associated decreases of (i) $7.0 million in direct materials, (ii) $1.3 million in manufacturing overhead, (iii) $0.9 million related to identifiable tariff charges, (iv) $0.2 million in inventory reserves, (v) $0.1 million dealer return reserves with no such comparable expense in the three months ended September 30, 2026, (vi) $0.1 million for warranty reserve and (vii) $0.1 million for freight costs. These decreases were offset by increases of (i) $0.3 million in physical inventory count and other adjustments, and (ii) $0.1 million in direct labor largely related to the completion of energy service projects.

Cost of goods sold decreased by $19.6 million, or 56% from $35.3 million in the nine months ended September 30, 2025 to $15.7 million in the nine months ended September 30, 2026. The decrease in cost of goods sold is directly attributable to the decrease in our product revenue and associated decreases of (i) $16.5 million in direct materials, (ii) $3.0 million in manufacturing overhead, (iii) $0.6 million related to identifiable tariff charges, (iv) $0.3 million in freight costs (v) $0.2 million in dealer return reserves with no such comparable expense in the nine months ended September 30, 2026, and (vi) $0.1 million for warranty reserve. These decreases were offset by increases of (i) $0.4 million in costs for ongoing scrapping projects, physical inventory count, and other adjustments (ii) $0.4 million for direct labor largely related to the completion of energy service projects, and (iii) $0.3 million related to increases in inventory reserves.

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

General and Administrative

General and administrative expenses decreased by $1.2 million, or 18%, from $6.5 million in the three months ended September 30, 2025 to $5.3 million in the three months ended September 30, 2026, attributable to decreases of (i) $0.6 million in facility expenses connected to the termination of the Mesa Lease (as defined below) with no such comparable expense in the three months ended September 30, 2026, (ii) $0.6 million in computer and software services (including $0.5 million related to the settlement of a software-related vendor contract), (iii) $0.2 million in insurance costs driven by cost efficiencies associated with new policies, (iv) $0.2 million in other operating expenses including travel, recruiting, and computer software costs, and (v) $0.1 million in depreciation expenses. These decreases were offset by increases of (i) $0.2 million in stock-based compensation expense, (ii) $0.2 million in professional fees, and (iii) $0.1 million in personnel costs for legal, finance, accounting, information technology and general and administrative functions.

General and administrative expenses decreased by $3.1 million, or 15%, from $20.3 million in the nine months ended September 30, 2025 to $17.2 million in the nine months ended September 30, 2026, attributable to decreases of (i) $2.3 million in financed equipment lease expense due to fees incurred during the nine months ended September 30, 2025 with no comparable expense for the nine months ended September 30, 2026, (ii) $1.7 million in facility expenses connected to the termination of the Mesa Lease (as defined below) with no such comparable expense in the nine months ended September 30, 2026, (iii) $0.5 million in insurance costs driven by cost efficiencies associated with new policies, (iv) $0.5 million in computer and software services (including $0.5 million related to the settlement of a software-related vendor contract), and (v) $0.1 million in depreciation expenses. These decreases were offset by increases of (i) $1.0 million in stock-based compensation expense, (ii) $0.5 million in personnel costs for legal, finance, accounting, information technology and general and administrative functions and (iii) $0.5 million in professional fees.

Research and Development

Research and development expenses increased by $0.1 million, or 7%, from $2.1 million in the three months ended September 30, 2025 to $2.2 million in the three months ended September 30, 2026. The change was primarily due to an increase of $0.1 million related to computer and software services.

Research and development expenses increased by $0.1 million, or 1%, from $6.1 million in the nine months ended September 30, 2025 to $6.2 million in the nine months ended September 30, 2026. The change was primarily due to a $0.4 million increase in costs to support product development activities, including materials and parts for Hub development and prototype builds, as well as computer and software services. This increase was offset by a decrease of $0.3 million in personnel costs.

Sales and Marketing

Sales and marketing expense decreased by $0.2 million, or 18% from $1.0 million in the three months ended September 30, 2025 to $0.8 million in the three months ended September 30, 2026. The change was primarily due to a decrease of $0.2 million in employee bonuses and other personnel costs.

Sales and marketing expense increased by $0.2 million, or 8% from $2.3 million in the nine months ended September 30, 2025 to $2.5 million in the nine months ended September 30, 2026. The change was primarily due to an increase of $0.3 million in stock-based compensation, offset by a decrease of $0.1 million in personnel costs.

Other (Expense) Income, net

Other (expense) income, net was a loss of $0.2 million for each of the three months ended September 30, 2026 and 2025.

Other (expense) income, net increased by $2.0 million, from a loss of $1.5 million in the nine months ended September 30, 2025 to a gain of $0.5 million in the nine months ended September 30, 2026. The change was attributable to (i) $1.3 million of income primarily related to recoveries associated with previously paid import duties in the nine months ended September 30, 2026, with no such comparable income in the prior year period, (ii) $0.4 million less in interest expense and (iii) $0.3 million less in impairment losses on property and equipment.

Gain on Operating Lease Termination

Gain on operating lease termination decreased by $9.4 million, from a gain of $9.4 million in the three months ended September 30, 2025 to $0 in the three months ended September 30, 2026. The change was attributable to a $9.4 million gain resulting from the early termination of the Mesa operating lease in the three months ended September 30, 2025, with no such comparable gain in the current year period.

Gain on operating lease termination decreased by $9.3 million, from a gain of $9.4 million in the nine months ended September 30, 2025 to a gain of $0.1 million in the nine months ended September 30, 2026. The change was attributable to a $9.4 million gain resulting from the early termination of the Mesa operating lease in the nine months ended September 30, 2025, compared to a $0.1 million gain resulting from the early termination of the Huntington Beach operating lease in the nine months ended September 30, 2026.

Change in Fair Value of Derivatives

The gain on the change in fair value of derivative instruments increased by $118,000, or 303%, from a loss of $39,000 in the three months ended September 30, 2025 to a gain of $79,000 in the three months ended September 30, 2026. The change in fair value in both periods is primarily attributable to the change in our stock price and the resulting valuation at the respective reporting period, with the Company's Public Warrants and Private Placement Warrants expired on August 20, 2026. See Note 10 – Derivative Instruments of this Report.

The gain on the change in fair value of derivative instruments increased by $172,000, or 174%, from a loss of $99,000 in the nine months ended September 30, 2025 to a gain of $73,000 in the nine months ended September 30, 2026. The change in fair value in both periods is primarily attributable to the change in our stock price and the resulting valuation at the respective reporting period, with the Company's Public Warrants and Private Placement Warrants expired on August 20, 2026. See Note 10 – Derivative Instruments of this Report.

Provision for Income Taxes

The Company recorded an income tax provision of $4,000 during the three months ended September 30, 2026 and an income tax benefit of $2,000 during the three months ended September 30, 2025.

The Company recorded an income tax provision of $36,000 and $23,000 during the nine months ended September 30, 2026 and 2025, respectively.

Liquidity and Capital Resources

General

As of September 30, 2026, our principal sources of liquidity were our cash and cash equivalents of $12.1 million with an accumulated deficit of approximately $247.5 million. Our short-term uses of cash are for working capital and to pay the principal of our indebtedness. During the nine months ended September 30, 2026, we incurred a net loss of approximately $19.4 million and had net cash used in operating activities of $6.8 million.

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

ATM Offering

On August 14, 2025, we entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (the “Agent”). Pursuant to the terms of the Sales Agreement, we may offer and sell shares of our common stock having an aggregate offering amount of up to $20 million from time to time through the Agent (the “ATM Offering”), subject to the limitations of General Instruction I.B.6 of Form S-3, which limits the amount the Company may sell, together with any other primary offerings on Form S-3, during any 12-month period pursuant to the Sales Agreement. Any sales of Common Stock pursuant to the Sales Agreement would be made in sales deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. The Agent is entitled to a commission of 3.0% of the gross proceeds from the sale of Common Stock sold under the Sales Agreement. During 2025, we sold an aggregate of 730,400 shares of common stock in the ATM Offering, resulting in net proceeds of approximately $2.4 million. In the nine months ended September 30, 2026, we sold 1,016,109 shares of common stock in the ATM Offering, resulting in net proceeds of approximately $5.1 million. During the 12 calendar month period ending November 12, 2026, we have sold an aggregate of $11,520,902 of securities pursuant to General Instruction I.B.6 of Form S-3. As of September 30, 2026, we had $5.8 million of shares of Common Stock available for future issuance under the ATM Offering pursuant to our prospectus supplement with respect to the ATM Offering, and $11.7 million remaining under the terms of the Sales Agreement.

Registered Direct Offering

On June 4, 2026, we entered into (i) a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain institutional investors and (ii) a Placement Agency Agreement (the “Placement Agency Agreement”) with the Agent, pursuant to which the Agent acted as our exclusive placement agent in connection with a registered direct offering of 1,090,910 shares of Common Stock at a purchase price of $5.50 per share (the "Registered Direct Offering"). On June 5, 2026, we completed the sale of the 1,090,910 shares of Common Stock pursuant to the Securities Purchase Agreement. The aggregate gross proceeds to us from the offering were approximately $6.0 million, before deducting placement agent fees and other offering expenses. Pursuant to the Placement Agency Agreement, we agreed to pay Agent a cash fee equal to 6.5% of the aggregate gross proceeds received by us in the offering and to reimburse certain expenses of Agent in an aggregate amount of up to $75,000.

Cash Flow Data

The following table provides a summary of cash flow data for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash (used in) provided by operating activities	$(6,778)	$2,966
Net cash provided by investing activities	116	43
Net cash provided by financing activities	4,686	61
Net (decrease) increase in cash and cash equivalents	$(1,976)	$3,070

Cash Flow from Operating Activities

Our cash flow from operating activities is significantly affected by the growth of our business. Our operating cash flow is also affected by our working capital needs to support growth in inventory and fluctuations in accounts receivable, accounts payable and other current assets and liabilities.

Net cash used in operating activities was $6.8 million for the nine months ended September 30, 2026, primarily consisting of a cash-basis net loss of $9.0 million from normal operations of the Company (after non-cash adjustments of $10.4 million), partially offset by favorable net working capital changes of $2.2 million, primarily driven by lower inventories due to improved inventory turns and lower accounts receivable due to collections, partially offset by higher prepaid expenses and other current assets and lower other liabilities.

Net cash provided by operating activities was $3.0 million for the nine months ended September 30, 2025, primarily consisting of a cash-basis net loss of $15.3 million from normal operations of the Company (after non-cash adjustments of $0.2 million), more than fully offset by favorable net working capital changes of $18.3 million, primarily driven by lower accounts receivable due to collections, and lower inventories due to improved inventory turns and other liabilities, partially offset by lower accounts payable.

Cash Flow from Investing Activities

Net cash provided by investing activities was $0.1 million for the nine months ended September 30, 2026 due to proceeds of $359,000 from the disposal of assets held for sale, partially offset by $243,000 in purchases of property and equipment.

Net cash provided by investing activities was $43,000 for the nine months ended September 30, 2025.

Cash Flow from Financing Activities

Net cash provided by financing activities was $4.7 million for the nine months ended September 30, 2026, which primarily related to (i) net proceeds of $5.4 million in the Registered Direct Offering, (ii) net proceeds of $5.1 million in sales under the ATM Offering program, and (iii) proceeds of $1.8 million from short-term insurance financing notes, partially offset by (i) $4.5 million for payments of principal on Convertible Notes, (ii) payments for short-term insurance financing notes of $1.5 million, (iii) taxes paid relating to net-settlement of stock-based awards of $1.3 million, and (iv) equipment lease principal payments of $0.2 million.

Net cash provided by financing activities was $0.1 million for the nine months ended September 30, 2025, primarily related to (i) $2.4 million of proceeds from issuance of common stock under an at-the-market offering by the Company and (ii) net short-term insurance financing note activity of $0.4 million. This was partially offset by (i) equipment lease principal payments of $1.9 million and (ii) taxes paid relating to net-settlement of stock-based awards of $0.8 million.

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

Contractual Obligations and Commitments

As a result of the termination of the lease on the Company’s manufacturing facility in Mesa, Arizona (“Mesa Lease”) and the lease on the Company's office in Huntington Beach, California, future lease commitments have been reduced. We did not have any additional material contractual obligations or other commitments as of September 30, 2026, other than as disclosed in the 2025 Form 10-K, and in Note 13 — Commitments and Contingencies.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out evaluations of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon each of their evaluations, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at the reasonable assurance level as of September 30, 2026, due to the material weaknesses in our internal control over financial reporting discussed below.

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

Management believes these material weaknesses resulted from limited resources within our accounting and operations functions, which restricted its ability to timely identify, evaluate, and address technical accounting and disclosure matters affecting the consolidated financial statements. As part of management’s efforts to reduce costs and preserve liquidity, we were unable to develop and retain sufficient personnel to adequately fulfill internal control responsibilities, resulting in an insufficient complement of individuals with the appropriate level of accounting knowledge and experience. Accordingly, management has concluded that these deficiencies were attributable to insufficient internal resources in technical accounting and financial reporting, which adversely impacted our internal control over financial reporting for the year ended December 31, 2025 and the quarter ended September 30, 2026.

Based on the results of our evaluation and the material weaknesses described above, management concluded that the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of annual and interim unaudited condensed consolidated financial statements for external reporting purposes in accordance with GAAP as of December 31, 2025 and September 30, 2026.

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

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 18, 2026, Giordano Sordoni, our Chief Operating Officer and a member of our board of directors, terminated the previously disclosed Rule 10b5-1 trading arrangement, adopted June 30, 2026, with respect to the potential sale of up to an aggregate of 883,125 shares of our Common Stock, that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

On September 4, 2026, Liana Pogosyan, our Chief Financial Officer, entered into a Rule 10b5-1 trading arrangement (the "Pogosyan Arrangement") with respect to the potential sale of up to an aggregate of 55,879 shares of our Common Stock, that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Orders under the Pogosyan Arrangement will be effective no earlier than December 4, 2026, and will be executed or cancelled by August 30, 2027 at the latest.

On September 15, 2026, Dakota Semler, our Chief Executive Officer and chairman of our board of directors, entered into a Rule 10b5-1 trading arrangement (the “Semler Arrangement”) with respect to the potential sale of up to an aggregate of 400,360 shares of our Common Stock, that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Orders under the Semler Arrangement will be effective no earlier than December 15, 2026, and will be executed or cancelled by December 30, 2027 at the latest.

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

XOS, INC.

Date: November 12, 2026	By:	/s/ Dakota Semler
	Name:	Dakota Semler
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Liana Pogosyan
	Name:	Liana Pogosyan
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)